Form 10-Q
period 1996-06-30
SOUTHERN BANCSHARES NC INC
filed 1996-08-06
CIK 703904

Washington, D. C. 20549


                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996.       Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.
            DELAWARE                                   56-1538087
(State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                Identification Number)

121 East Main Street  Mount Olive, North Carolina        28365

	(Address of Principal Executive offices)          (Zip Code)

Registrant's Telephone Number, including Area Code:     (919)  658-7000

On April 17, 1996 the Company amended its Certificate Of Incorporation to reduce the number of authorized shares of the Company's $2 preferred stock from 2,060 shares to -0- shares and to delete said class of stock; to reduce the number of authorized shares of its Series B preferred stock from 840,744 shares to 408,728 shares; and to reduce the number of authorized shares of its Series C preferred stock from 420,372 shares to 43,631 shares, for a total aggregate reduction in the number of authorized shares of 810,817 shares. Pursuant to resolutions of the Company's Board of Directors, the Annual Meeting of the Shareholders of the Corporation was duly called and held on April 17, 1996, upon notice in accordance with Section 222 of the General Corporation Law of the State of Deleware, at which meeting the necessary numbers of shares of each class of preferred stock, each class voting separately as a class, and of all classes of common and preferred stock voting together as a group, were voted affirmatively in favor of the amendment, as required by statute. See Exhibit A, Certificate of Amendment of Certificate of Incorporation of Southern BancShares (N.C.), Inc., attached.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes      X   No ___
Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.
                              119,918 shares

SOUTHERN BANCSHARES (N.C.), INC                                                          June 30,     December 31,
CONSOLIDATED BALANCE SHEETS                                                               1996            1995
(In thousands except share and per share data)                                          (Unaudited
ASSETS
Cash and due from banks                                                                   $22,010           $27,186
Federal funds sold                                                                              0            15,720
Investment securities:
   Held-to-maturity, at amortized cost (fair value $87,280 and $108,679, respectively)     86,691           106,873
   Available-for-sale, at fair value (amortized cost $62,803 and $31,257, respectively)    74,638            41,933
Loans, net of unearned income                                                             317,709           287,960
    Less allowance for loan losses                                                         (6,280)           (6,321)
                                                                                          311,429           281,639
Premises and equipment, net of accumulated depreciation and amortization                   13,354            11,997
Accrued interest receivable                                                                 7,238             3,971
Intangible assets                                                                           6,392             6,748
Other assets                                                                                  272               913
                                                                                         $522,024          $496,980
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand deposits                                                                           $56,663           $56,440
Savings and interest bearing demand deposits                                              146,671           152,405
Time deposits                                                                             246,350           240,157
        Total deposits                                                                    449,684           449,002

Federal funds purchased                                                                    17,660                 0
Short-term borrowed funds                                                                   5,486             1,469
Accrued interest payable                                                                    3,011             3,491
Note payable                                                                                2,000             2,600
Other liabilities                                                                           4,498             3,255
        Total liabilities                                                                 482,339           459,817

SHAREHOLDERS' EQUITY:
Series  B  non-cumulative preferred stock, no par value;  840,744 shares authorized, at December 31, 1995 and 408,728 shares authorized at June 30, 1996, 408,728
    shares issued and outstanding at June 30, 1996 and December 31, 1995                    1,991             1,991
Series  C  preferred  stock, no  par value;  420,372  shares  authorized at December
    31, 1995 and 43,631 shares authorized at June 30, 1996, 43,631 shares issued and
    outstanding  at June 30, 1996 and December 31, 1995                                       578               578
Common stock, $5 par value; 158,485 shares authorized,119,918 shares issued and
    outstanding at June 30, 1996 and December 31, 1995                                        600               600
Surplus                                                                                    10,000            10,000
Retained earnings                                                                          18,705            16,948
Unrealized appreciation on securities available-for-sale,  net  of tax  effect of $4,02
     and $3,630 at June 30, 1996 and December 31, 1995, respectively                        7,811             7,046
              Total shareholders' equity                                                   39,685            37,163
                                                                                         $522,024          $496,980

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                      Three Months Ended June  30,
                                                                                          1996            1995
(In thousands except per share data)
INTEREST INCOME:
   Interest and fees on loans                                                              $6,653            $6,074
   Investment securities:
     U.  S. Treasury securities and obligations of U. S. Government agencies                1,719             1,256
     Obligations of states and political subdivisions                                         520               536
     Other securities                                                                         146                64
  Federal funds sold                                                                           64                88
           Total interest income                                                            9,102             8,018

INTEREST EXPENSE:
   Savings and interest bearing demand deposits                                               851               824
   Time deposits                                                                            3,347             2,806
   Federal funds purchased                                                                     57               114
   Note payable                                                                                55                88
   Other                                                                                       34                16
           Total interest expense                                                           4,344             3,848
NET INTEREST INCOME                                                                         4,758             4,170
    Provision for loan losses                                                                  20                 0
NET INTEREST INCOME AFTER PROVISION FOR  LOAN LOSSES                                        4,738             4,170

OTHER OPERATING INCOME:
    Service charges on deposit accounts                                                       674               546
    Other service charges and fees                                                            184               165
    Insurance commissions                                                                      28                24
    Other                                                                                     127               165
         Total other operating income                                                       1,013               900

OTHER OPERATING EXPENSES:
    Personnel                                                                               1,991             1,573
    Occupancy                                                                                 299               217
    Furniture and equipment                                                                   360               279
    Other                                                                                   1,572             1,522
          Total other operating expenses                                                    4,222             3,591
INCOME BEFORE INCOME TAXES                                                                  1,529             1,479
Income tax expense                                                                            415               496
NET INCOME                                                                                 $1,114              $983
Net income applicable to common shares                                                     $1,015              $882
EARNINGS PER COMMON SHARE                                                                   $8.46             $7.24

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC.                                                         Six  Months Ended June 30,
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)                                                      1996            1995
INTEREST INCOME:
   Interest and fees on loans                                                             $13,008           $11,737
   Investment securities:
     U.  S. Treasury securities and obligations of U. S. Government agencies                3,358             2,421
     Obligations of states and political subdivisions                                       1,075             1,089
     Other securities                                                                         241               122
  Federal funds sold                                                                          304                89
           Total interest income                                                           17,986            15,458

INTEREST EXPENSE:
   Savings and interest bearing demand deposits                                             1,796             1,615
   Time deposits                                                                            6,760             5,045
   Federal funds purchased                                                                     57               230
   Note payable                                                                               115               169
   Other                                                                                       64                30
           Total interest expense                                                           8,792             7,089

NET INTEREST INCOME                                                                         9,194             8,369
    Provision for loan losses                                                                  20                 0
NET INTEREST INCOME AFTER PROVISION FOR  LOAN LOSSES                                        9,174             8,369

OTHER OPERATING INCOME:
    Service charges on deposit accounts                                                     1,336             1,073
    Other service charges and fees                                                            363               318
    Insurance commissions                                                                      92                47
    Non-recurring income                                                                      213               530
    Other                                                                                      60               116
         Total other operating income                                                       2,064             2,084

OTHER OPERATING EXPENSES:
    Personnel                                                                               3,856             3,155
    Occupancy                                                                                 585               435
    Furniture and equipment                                                                   706               512
    Other                                                                                   3,175             3,084
          Total other operating expenses                                                    8,322             7,186
INCOME BEFORE INCOME TAXES                                                                  2,916             3,267
Income tax expense                                                                            870             1,019
NET INCOME                                                                                 $2,046            $2,248
Net income applicable to common shares                                                     $1,847            $2,047
EARNINGS PER COMMON SHARE                                                                  $15.40            $16.81

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
      EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited dollars in           PREFERRED STOCK             COMMON                        Unrealized        TOTAL
 thousands except per         Series B        Series C      STOCK               Retained appreciation   SHAREHOLDERS'
 share data)           Shares  Amount   Shares  Amount  Shares  Amount Surplus  Earnings on securities     EQUITY
BALANCE, DEC. 31, 1994 413,389 $2,014    43,959  $582   121,767  $609  $10,000   $13,783       $3,977        $30,965
Net income                                                                         2,248                       2,248
Retirement of stock     (1,000)    (5)                                                (5)                        (10)
Cash dividends:
  Common stock                                                                       (60)                        (60)
   ($.50 per share)
  Preferred B                                                                       (182)                       (182)
   ($.44 per share)
  Preferred C                                                                        (19)                        (19)
   ($.44 per share)
Change in unrealized
  gain on
  available-for-sale
  securities, net of
  income tax effect                                                                             2,222          2,222
BALANCE, JUNE 30, 1995 412,389 $2,009    43,959  $582   121,767  $609  $10,000   $15,765       $6,199        $35,164

BALANCE, DEC. 31, 1995 408,728 $1,991    43,631  $578   119,918  $600  $10,000   $16,948       $7,046        $37,163
Net income                                                                         2,046                       2,046
Cash dividends:
  Common stock                                                                       (90)                        (90)
  ($.75 per share)
  Preferred B                                                                       (180)                       (180)
  ($.44 per share)
  Preferred C                                                                        (19)                        (19)
  ($.44 per share)
Change in unrealized
  gain on
  available-for-sale
  securities, net of
  income tax effect                                                                               765            765
BALANCE, JUNE 30, 1996 408,728 $1,991    43,631  $578   119,918  $600  $10,000   $18,705       $7,811        $39,685
The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                      Six months ended
                                                           June 30,
(thousands)                                             1996      1995
OPERATING ACTIVITIES:
Net income                                              $2,046    $2,248
Adjustments to reconcile net income
 (used in) provided by operating activities:
 Provision for loan losses                                  20         0
 Net accretion on investments                              (29)      (17)
 Amortization of intangibles                               822       432
 Depreciation                                              472       310
 Increase in accrued interest receivable                (3,267)     (641)
 (Decrease) increase in accrued interest payable          (480)      907
 Net decrease in other assets                              247     1,892
 Net increase in other liabilities                       1,029     2,084
NET CASH PROVIDED BY OPERATING ACTIVITIES                  860     7,215

INVESTING ACTIVITIES:
 Proceeds from maturities of securities avail-for-sale     110         0
 Proceeds from maturities of sec. held-to-maturity      24,660    22,094
 Proceeds from sales of securities available-for-sale       75         0
 Purchases of investment sec. held-to-maturity          (4,685)  (33,666)
 Purchases of investment sec. available-for-sale       (31,495)   (4,615)
 Net increase in loans                                 (29,769)  (20,233)
 Acquisition of branches, net of cash paid               3,018    46,056
 Additions to premises and equipment                    (1,829)   (1,070)
NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES       (39,915)    8,566

FINANCING ACTIVITIES:
 Net decrease in demand deposits                        (7,586)  (16,453)
 Net increase  in time deposits                          4,957    18,934
 Purchase of federal funds                              17,660         0
 Principal payments on note payable                       (600)     (600)
 Net proceeds of short-term borrowed funds               4,017     1,688
 Cash dividends paid                                      (289)     (261)
 Acquisition of branches                                 3,018    46,056
 Purchase and retirement of stock                            0       (10)
NET CASH PROVIDED BY FINANCING ACTIVITIES               21,177    49,354
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (20,896)   19,079
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR  42,906    17,147
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD     $22,010   $36,226

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest (paid and credited)                        $5,545    $4,501
    Income taxes                                          $383    $1,226
UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES        $1,159    $3,530
The accompanying notes are an integral part of these
    consolidated financial statements

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Southern BancShares (N. C.), Inc. (the "Company") is holding company for Southern Bank and Trust Company (the "Bank") , which operates 40 banking offices in eastern North Carolina. The Bank, which began operations in January, 1901, has two subsidiaries, Goshen, Inc. and Goshen Properties, Inc. whose insurance operations and property management operations complement the operations of its parent. The Company and the Bank are headquartered in Mount Olive, North Carolina.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the accounts of the Bank's wholly-owned subsidiaries, Goshen, Inc. and Goshen Properties, Inc. The Company's financial resources are primarily provided by dividends from the Bank and there are no material differences between the results of operations or financial position of the Company and of the Bank. All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1995, incorporated by reference in the 1995 Annual Report on Form 10-K.
2.  RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements continued

3.  INVESTMENT SECURITIES                              JUNE  30, 1996                     DECEMBER 31, 1995
                                                  Gross     Gross   Estimated               Gross     Gross   Estimated
(In thousands)                      Amortized   UnrealizedUnrealized  Market   Amortized  UnrealizedUnrealized  Market
                                       Cost       Gains    Losses     Value       Cost      Gains    Losses     Value
    SECURITIES HELD-TO-MATURITY:
      U.  S. Government                $61,303      $214         0    $61,517    $78,298       837      ($10)   $79,125
      Obligations of states and         25,088       381         0     25,469     28,275       976         0     29,251
        political subdivisions
      Corporate securities                 300         0        (6)       294        300         3         0        303
                                        86,691       595        (6)    87,280    106,873     1,816       (10)   108,679
    SECURITIES AVAILABLE-FOR-SALE:
      U.  S. Government                 47,134         0      (410)    46,724     16,654       114         0     16,768
      Marketable equity securities       7,052    12,166         0     19,218      6,469    10,207         0     16,676
      Obligations of states and          6,268        37         0      6,305      5,474       259        (9)     5,724
        political subdivisions
      Mortgage-backed securities         2,349        42         0      2,391      2,660       105         0      2,765
                                        62,803    12,245      (410)    74,638     31,257    10,685        (9)    41,933

         TOTALS                       $149,494   $12,840     ($416)  $161,918   $138,130   $12,501      ($19)  $150,612


SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)


                                                        June 30,   December 31,
(In thousands except share data)                          1996         1995
4.  LOANS
    Loans by type were as follows:
    Commercial, financial and agricultural                $76,581      $57,398
    Real estate - construction                              2,516        1,533
    Real estate - mortgage                                200,940      189,315
    Consumer                                               35,840       37,548
    Lease financing                                         2,067        2,410
      Total loans                                         317,944      288,204
        Less unearned income                                 (235)        (244)
          Total loans less unearned income               $317,709     $287,960
    Loans held for sale                                    $5,461       $3,411
    Loans serviced for others                             $69,211      $65,563

                                                        June 30,   December 31,
(In thousands)                                            1996         1995
5.  ALLOWANCE FOR LOAN LOSSES
      Balance at beginning of year                         $6,321       $6,653
      Provision for loan losses                                20            0
      Loans charged off                                      (206)        (463)
      Loan recoveries                                         145          131
    Balance at end of the period                           $6,280       $6,321

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)


(In thousands)                                         June 30,  December 31
                                                         1996        1995
6.  PREMISES AND EQUIPMENT
        Land                                              $2,782     $2,715
        Buildings and improvements                         8,985      8,543
        Furniture and equipment                            5,468      4,881
        Construction-in-progress                           1,922      1,189
                                                          19,157     17,328
          Less: accumulated depreciation                  (5,803)    (5,331)
                                                         $13,354    $11,997


7.  EARNINGS PER COMMON SHARE
    Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders and is calculated as follows for the six months ended June 30:

(In thousands except share data)                         1996        1995
    Net income                                            $2,046     $2,248
       Less: preferred dividends                           ($199)     ($201)
    Net income applicable to common shares                $1,847     $2,047
    Weighted average common shares
      outstanding during the period                      119,918    121,767
/

8.  RELATED  PARTIES
    The Company has entered into various service contracts with another corporation and its subsidiary (the "Corporation") The Corporation has two significant shareholders, which are also shareholders of the Company. The following table lists the various charges paid to the Corporation:

                                                      June 30,      JUNE 30,
(In thousands)                                           1996         1995
    Data and item processing                                $798        $678
    Forms, supplies and equipment                             87          92
    Trustee for employee benefit plans                        32          23
    Consulting fees                                           43          34
    Trust investment services                                 12          10
    Internal auditing services                                26          24
    Other services                                            50          33
                                                          $1,048        $894

    Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $10,043 at June 30, 1996 and $16,167 at December 31, 1995. The first significant shareholder is a director of the Company and, at June 30, 1996, beneficially owned 30,691 shares, or 25.59%, of the Company's outstanding common stock and 22,171 shares, or 5.42%, of the Company's outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 28,185 shares, or 23.50%, of the Company's outstanding common stock, and 17,205 shares, or 4.21%, of the Company's Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.21%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. These two significant shareholders are directors and executive officers of the Corporation and at June 30, 1996, beneficially owned 2,603,948 shares, or 26.88%, and 1,214,096 shares, or 12.53%, respectively, of the Corporation's outstanding Class A common stock, and 636,421 shares, or 36.13%, and 328,494 shares, or 18.65%, respectively, of the Corporation's outstanding Class B common stock. The above totals include 282,670 Class A common shares, or 2.92%, and 52,400 Class B Common shares, or 2.98%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). As more fully discussed elsewhere herein, the Company acquired a branch from First Citizens in both 1995 and 1996.

                    SOUTHERN BANCSHARES (N.C), INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1996
                     VS. FIRST SIX MONTHS OF 1995

            (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION
In early June 1995, Southern Bank and Trust Company ("the Bank"), a wholly-owned subsidiary of Southern BancShares (N.C.), Inc. ("the Company") acquired branches in Farmville, North Carolina, Garland, North Carolina, Kill Devil Hills, North Carolina and Salemburg, North Carolina from First Union National Bank ("First Union") and one branch in Kill Devil Hills, North Carolina from First-Citizens Bank & Trust Company ("First Citizens") . These acquisitions were accounted for as purchases, and therefore, the results of operations prior to the purchase of these branches are not included in the consolidated financial statements. In these transactions, the Bank acquired approximately $46 million of cash, $26 million of demand and savings deposits, $25 million of time deposits, $2 million of goodwill, and $3 million of loans. The Company opened a branch in Whitakers, North Carolina in March, 1996 and opened a second branch in Farmville, North Carolina in May, 1996. In June 1996, the Company acquired approximately $7 million of the deposits of the Windsor, North Carolina office of First Citizens and sold $4 million of the
deposits of its Scotland Neck, North Carolina office to Triangle Bank.    The
Company purchased $83 of the loans of the First Citizens Windsor branch and sold $42 of the loans of its Scotland Neck branch. The Company paid a premium of $539, or approximately 7%, for the deposits of the Windsor branch. This acquisition was accounted for as a purchase, and therefore, the results of operations prior to the purchase are not included in the consolidated
financial statements.   The Company had a gain of $213 on the sale of the
Scotland Neck branch.  The Company did not sell any branches in the 1995
period.   The following comparisons of the six  months and quarter ending June
30, 1996 to the six months and quarter ending June 30, 1995 are accordingly impacted by the above transactions.

In the first six months of 1996, Southern BancShares net income decreased $202 from $2,248 in the first six months of 1995 to $2,046 in the first six months of 1996, a decrease of 9%. This decrease resulted primarily because of the $317 decrease in nonrecurring income. In the six months ended June 30, 1995, $530 of nonrecurring income was realized from legal settlements and other real estate sales. For the six months ended June 30, 1996, nonrecurring income of $213 resulted from the sale of a branch. Net income per share for the first six months of 1996 was $15.40 per common share, a decrease of $1.41, or 8%, from $16.81 in 1995. The return on average equity declined to 11.58%, at June 30, 1996, from 13.93% at June 30, 1995 and the return on average assets declined to
 .87%, at June 30, 1996, from 1.13% at June 30, 1995.  At June 30, 1996, the
Company's assets totaled $522,024 an increase of $25,044, or 5%, from the $496,980 reported at December 31, 1995. During this six month period, net loans increased $29,790 or 11%, from $281,639 to $311,429. During the six months ended June 30, 1996 investment securities increased $12,523, or 8% from $148,806 at December 31, 1995 to $161,329 at June 30, 1996. Total deposits increased $682, or .2% from $449,002 at December 31, 1995 to $449,684 at June 30, 1996.
During the quarter ended June 30, 1996 the Bank purchased the Windsor branch of First Citizens and sold its Scotland Neck branch to Triangle Bank. These transactions resulted in a net increase in deposits of approximately $3 million. The Whitakers branch, which opened in the first quarter of 1996, resulted in $2 million of new deposits as of June 30, 1996.
INTEREST INCOME
Interest and fees on loans increased $1,271, or 11%, from $11,737 for the six months ended June 30, 1995 to $13,008 for the six months ended June 30, 1996. This increase was primarily due to increased loan volume that more than offset
a slight decrease in loan yields.   Average loans for the six months ending
June 30, 1996 were $301 million, an increase of 14% from $264 million for the prior year six month period. The yield on the loan portfolio decreased from 9.0% in the six months ended June 30, 1995 to 8.7% for the six months ended
June 30, 1996. Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $1,042, or 29%, from $3,632 in the six months ended June 30, 1995 to $4,674 in the six months ended June 30, 1996. This increase was primarily due to an increase in the volume of average investment securities for the six months ended June 30, 1996 to $145 million as compared to $121 million for the 1995 period. The yield on investment securities was 5.9% for 1995 and 6.3% in 1996.  Interest income on federal funds sold increased $215, or 242%, from $89 for the six months ended June 30, 1995 to $304 for the six months ended June 30, 1996. This increase in income resulted primarily from the increase in the average federal funds sold to
$11.3 million for the six months ended June 30, 1996 from $3.0 million for the six months ended June 30, 1995. Average federal funds sold yields were 5.4 % for the six months ended June 30, 1996 down from 5.9% for the six months ended
June 30, 1995.   Total interest income increased $2,528, or 16%, from $15,458 for the six months ended  June 30, 1995 to $17,986 for the six months ended
June 30, 1996. This increase was primarily the result of volume increases more than offsetting an overall decrease in average earning asset interest yields. Average earning asset interest yields for the six months ended June 30, 1996 decreased to 7.8% from the 8.0% yield on average earning assets for the six months ended June 30, 1995. Average earning assets increased from $388 million in the six months ended June 30, 1995 to $457 million in the period ended June 30, 1996. This $69 million increase in the average earning assets primarily resulted from the 1995 acquisitions discussed above.
INTEREST EXPENSE
Total interest expense increased $1,703 or 24%, from $7,089 in the six months ended June 30, 1995 to $8,792 for the six months ended June 30, 1996. The principal reason for the increase was the interest bearing time and savings deposits acquired in June 1995, although the Company's cost of funds did increase from 4.14% at June 30, 1995 to 4.35% one year later. Average interest bearing demand and savings deposits were $154 million in the six months ended June 30, 1996, an increase of $2 million from the $152 million in the six months ending June 30, 1995. Overall, average total interest bearing deposits increased $71 million, or 22%, from $328 million at June 30, 1995 to $399 million at June 30, 1996.
NET INTEREST INCOME
Net interest income was up $825, or 10%, from $8,369 for the six months ended June 30, 1995 to $9,194 for the six months ended June 30, 1996. This increase was primarily due to the 1995 branch acquisitions from First Union and First Citizens. The net interest margin at June 30, 1996 was 3.49% a decrease of 38 basis points from 3.87% at June 30, 1995. The Company had $57 in interest for federal funds purchased in the six months ended June 30, 1996 compared to $230 in the six months ended June 30, 1995. In 1995, the Company utilized federal funds purchased to fund loan and investment increases in anticipation of the deposits it received in the branch acquisitions discussed above. PROVISION FOR LOAN LOSSES
For the six months ended June 30, 1996 management added $20 as a volume related addition to the provision for loan losses. Management made no provisions for loan losses for the six months ended June 30, 1995. During the first six months of 1996 management charged-off loans totaling $206 and received recoveries of $145, resulting in net charge-offs of $61. During the same period in 1995, $277 in loans were charged-off and recoveries of $48 were received, resulting in net charge-offs of $229. The decrease in net charge-offs was principally due to increased recoveries in 1996. The following table presents comparative Asset Quality ratios of the company:

June 30        December 31
                                                  1996             1995
Ratio of net charge-offs
       to average loans outstanding               .02%             .12%

Allowance for loan losses
       to total loans                            1.98%            2.20%

Non-performing loans
        to total loans                            .16%             .19%

Non-performing loans and assets
        to total assets                           .10%             .13%

Allowance for loan losses
        to non-performing loans                 1,246%           1,133%

The ratio of net charge-offs to average loans outstanding decreased to .02% at June 30, 1996 from .12% at December 31, 1995 primarily due to increased recoveries of loans previously charged off. The allowance for loan losses represented 1.98% of total loans outstanding at June 30, 1996, a decrease of 22 basis points from the December 31, 1995 ratio of 2.20%. Loans outstanding increased $30 million, or 10%, between December 31, 1995 and June 30, 1996 and there was no substantial change in the credit quality of the loan portfolio during the period. The decrease in the ratio of nonperforming loans to total loans, from .19% at December 31, 1995 to .16% at June 30, 1996 is the result of a slight improvement in the loan portfolio. Nonperforming loans and assets to total assets decreased to .10% at June 30, 1996 from .13% at December 31, 1995. The allowance for loan losses to nonperforming loans represented 1,246% of nonperforming loans at June 30, 1996, an increase from the 1,133% at December 31,1995. This increase is primarily the result of a decrease in nonperforming loans to $504 at June 30, 1996 from $558 at December 31, 1995. The nonperforming loans at June 30, 1996 included $177 of nonaccrual loans, $327 of
loans 90 days past due and no restructured loans.   Management considers the
June 30, 1996 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at June 30, 1996 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. At June 30, 1996, the Bank has no loans classified for regulatory purposes as loss, no loans classified as doubtful and $653 of loans classified as substandard. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
OTHER OPERATING INCOME
The Company had no gains on sale of investments for the six months ended June 30, 1995 or June 30, 1996. The Company had a nonrecurring gain of $213 on the sale of its Scotland Neck branch to Triangle Bank in June 1996. The Company did not sell any branches in the six months ended June 30, 1995 but did have nonrecurring income of $530 related to the settlement of law suits and gains on the sale of other real estate. The Company had losses on the sale of mortgage loans of $115 in the six months ended June 30, 1996 compared to $5 in gains on the sale of mortgage loans in the six months ended June 30, 1995. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other income not detailed above increased $407, or 26%, from $1,559 for the six months ended June 30, 1995 to $1,966 for the six months ended June 30, 1996. This increase was principally caused by the 1995 branch acquisitions discussed above.
OTHER OPERATING EXPENSES
Other operating expenses, including personnel, occupancy, furniture and equipment, data processing, FDIC & state assessment, printing & supplies and other expenses, increased $1,136 or 16%, from $7,186 in the six months ended June 30, 1995 to $8,322 in the six months ended June 30, 1996. This increase was primarily due to an increase in personnel expense of $701, or 22% from $3,155 at June 30, 1995 to $3,856 at June 30, 1996 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the 1995 acquisitions of the branch locations from First Union and First Citizens. The late second quarter 1996 purchase of the First Citizens Windsor branch and the sale of the Scotland Neck branch had no material impact on other operating expenses for the quarter ended June 30, 1996.
INCOME TAXES
In the six months ended June 30, 1996 the Company had income tax expense of $870, a decrease of $149, or 15%, from $1,019 in the prior year period. This decrease was due principally to reduced profitability. The resulting effective tax rates based on the accruals for the six months ended in June 1996 and 1995 were 30% and 31%, respectively.


                   SOUTHERN BANCSHARES (N.C), INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION - SECOND QUARTER OF 1996
                    VS. SECOND QUARTER OF 1995

            (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION
Southern BancShares net income increased $131, or 13% from $983 in the second quarter of 1995 to $1,114 in the second quarter of 1996. Earnings per common share increased $1.22, or 17%, to 8.46 for the quarter ended June 30, 1996 compared to $7.24 for the prior year quarter. This increase was principally the result of a $213 nonrecurring gain on the sale of the Company's Scotland Neck branch. In June 1996, the Company acquired $7 million of the deposits of the Windsor, North Carolina office of First Citizens Bank and sold $4 million of the deposits of it's Scotland Neck, North Carolina office to Triangle Bank.
The Company purchased $83 of the First Citizens Windsor loans and sold $42 of it's Scotland Neck loans. The Company paid a premium of $539, or approximately 7%, for the Windsor deposits.
INTEREST INCOME
Interest and fees on loans increased $579 or 10%, from $6,074 in the quarter ended June 30, 1995 to $6,653 in the quarter ended June 30, 1996. This increase was due principally to the higher average outstanding balances in 1996 principally as a result of loan growth. The June 1995 branch acquisitions from First Union and First Citizens provided the Company with approximately $3 million in loans. The late second quarter 1996 purchase of the First Citizens Windsor loans and the sale of the Scotland Neck loans had no material impact on the interest income for the quarter ended June 30, 1996. Average loans outstanding for the 1996 quarter were $309 million, up from $263 million in 1995, an increase of $46 million or 17%. Interest income from investment securities, including U.S. Treasuries and obligations of U. S. Government agencies, obligations of state and political subdivisions and other securities, increased $529, or 29%, from $1,856 in 1995 to $2,385 in 1996. The increase is the result of both an increase in the yields of the portfolio for the 1996 quarter to 6.29% as compared to 5.98% for the quarter ended June 30, 1995 and an increase in the volume of average investments of $26 million, or 21%, in the quarter ending June 30, 1996 to $147 million from $121 million for the quarter ended June 30, 1995.
INTEREST EXPENSE
Total interest expense increased $496, or 13%, from $3,848 in the quarter ended June 30, 1995 to $4,344 in the quarter ended June 30, 1996. This increase is principally attributable to the branch deposit acquisitions in the second quarter of 1995. The late second quarter 1996 purchase of the First Citizens Windsor deposits and the sale of the Scotland Neck deposits had no material
impact on the interest expense for the quarter ended June 30, 1996.   Average
interest bearing liabilities increased $62 million or 18% from $345 million for the quarter ending June 30, 1995 to $407 million for the quarter ending June
30, 1996. The cost of interest bearing liabilities decreased 15 basis points from 4.39% for the 1995 quarter ending June 30 to 4.24% for the 1996 quarter ending June 30.
NET INTEREST INCOME
Net interest income was up $588, or 14%, from $4,170 for the three months ended June 30, 1995 to $4,758 for the three months ended June 30, 1996. This increase was primarily due to the 1995 branch acquisitions from First Union and First Citizens. The late second quarter 1996 purchase of the First Citizens Windsor assets and liabilities and the sale of the Scotland Neck assets and liabilities had no material impact on net interest income for the quarter ended June 30, 1996. The net interest margin at June 30, 1996 was 3.43% a decrease of 44 basis points from 3.87% at June 30, 1995. The Company had $57 interest for Federal Funds Purchased in the three months ended June 30, 1996 compared to $114 in the three months ended June 30, 1995. In 1995, the Company utilized Federal Funds Purchased to fund loan and investment increases in anticipation of the deposits it received in the branch acquisitions discussed above.
PROVISION FOR LOAN LOSSES
In the three months ended June 30, 1995, management considered the overall reserve adequate to cover the risks inherent in the loan portfolio and, accordingly, made no provisions to the reserve for loan losses. In the three months ended June 30, 1996, management accrued $20 as a volume growth addition to the reserve for loan losses. During the second quarter of 1996, the Company realized charge-offs net of recoveries of $30. During the same period in 1995 the Company realized charge-offs net of recoveries, of $61. The reserve for loan losses at June 30, 1996 of 1.98% of loans decreased approximately 22 basis points from 2.20% at June 30, 1995 and is considered adequate by management to cover the losses and risks inherent in the loan portfolio at June 30, 1996. OTHER OPERATING INCOME
In the quarter ended June 30, 1995 and 1996 the Company had no gains or losses on sales of investment securities. The Company had a nonrecurring gain of $213 on the sale of its Scotland Neck assets and liabilities to Triangle Bank in the quarter ended June 30, 1996. The Company did not sell any branches in the quarter ended June 30, 1995. The Company had losses on the sale of mortgage loans of $151 in the three months ended June 30, 1996 compared to $3 in losses on the sale of mortgage loans in the three months ended June 30, 1995. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other income not detailed above increased $48, or 5% from $903 in the three months ended June 30, 1995 to $951 in the three months ended June 30, 1996. This increase was principally attributed to overall increased service charges resulting from the acquisition of the four branch locations from First Union and the one location from First Citizens discussed above.
OTHER OPERATING EXPENSES
Other operating expenses including personnel, occupancy, furniture and equipment, data processing, FDIC and state assessments, printing and supplies and other expenses increased $631, or 18% from $3,591 in 1995 to $4,222 in 1996 This increase was primarily due to an increase of $418, or 27%, in personnel expenses which increased from $1,573 for the quarter ended June 30, 1995 to $1,991 for the quarter ended June 30, 1996. This increase in personnel expense was principally the result of the staff additions in June 1995 for the five branch additions discussed above. The remaining expense categories also increased principally as a result of the branch locations acquired in June
1995. The second quarter 1996 purchase of the First Citizens Windsor assets and liabilities and the sale of the Scotland Neck assets and liabilities had no material impact on other operating expenses for the quarter ended June 30, 1996.
INCOME TAXES
Income tax expense for the quarter ended June 30, 1996 was $415, a decrease of $81, or 16% from $496 in the quarter ending June 30, 1995. This decrease is principally due to a reduction in the estimated effective income tax rate for the Company for the six months ended June 30, 1996 which was adjusted in the quarter ended June 30, 1996. The tax rates estimated for the three months ended June 30, 1996 and 1995 were 27% and 34%, respectively. The tax rates estimated for the six months ended June 30, 1996 and 1995 were 30% and 31%, respectively. SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates the Company, and the Federal Deposit Insurance Corporation, which regulates the Bank, have established minimum capital guidelines for the institutions they supervise.
One of the guidelines sets minimum requirements for the Company's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles. According to these guidelines, the Company's leverage capital ratio at June 30, 1996 was 5.21%. At December 31, 1995, the Company's leverage capital ratio was 5.60%. Both of these ratios are greater than the level designated as well capitalized by the FDIC. The Company is also required to meet minimum requirements for Risk Based Capital ("RBC"). The Company's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 1996, the Total RBC ratio was 10.20%. At December 31, 1995 the RBC ratio was 10.22%. Both of these ratios are greater than the level designated as well capitalized by the FDIC. The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions discussed above. Each of the acquisitions required the payment of a premium for the assets and liabilities received. Each of these premiums resulted in increased intangible assets on the Company's financial statements, which is deducted from total equity in the ratio calculations. The sale discussed above required the write-off of the remaining unamortized premium originally paid in 1994 for this branch's assets and liabilities and accordingly resulted in a reduction of $73 of intangible assets on the Company's financial statements. The unrealized gains on securities available for sale at June 30, 1996 of $7.8 million and at December 31, 1995 of $7.0 million, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of the
Company:

   (thousands except percentages)            June 30            December 31
                                              1996                  1995
Total Shareholders' Equity                   $39,685             $ 37,163
Leverage Capital                            $ 25,481             $ 23,369
Risk Based Capital                          $ 29,291             $ 26,819

Leverage Capital Ratio                        5.21%(1)             5.60%(1)
Tier I Capital Ratio                          8.77%(1)             8.91%(1)
Total Risk-Based Capital Ratio               10.20%(1)            10.22%(1)

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well-capitalized," as defined by the FDIC.

LIQUIDITY
Liquidity refers to the ability of the Company to generate sufficient funds to meet its financial obligations and commitments at a reasonable cost.
Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. Past experiences help management anticipate cyclical demands and amounts of cash required. These obligations can be met by existing cash reserves or funds from maturing loans and investments, but in the normal course of business are met by deposit growth.
In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and the Company's overall financial condition. The Company's liquid assets include cash and due from banks, federal funds sold and investment securities available for sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 33% at June 30, 1996 and 39% at December 31, 1995. The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 1996 and 1995, respectively. The Company has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. The Company has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with the Company, including savings, demand and other time deposits, and in some cases, loans. At June 30, 1996 and at December 31, 1995 jumbo time deposits represented 10% and 9%, respectively, of total deposits. Management believes that the Company has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way. The following table presents comparative liquidity ratios of the company:


                                                  June 30 December 31 Legal
                                                    1996      1995   Limits
Total Loans to Deposits                              67%       64%       80%(1)

Interest Bearing Deposits To Total Deposits          88%       87%

Jumbo Time Deposits to Total Deposits                10%        9%

Total Loans to Total Assets                          61%       58%       70%(1)

Liquidity                                            33%       39%       25%(2)

Temporary Investments To Volatile Liabilities (3)   124%      170%      100%(2)

Volatile Liability Dependency                        -3%       -8% 0 or (-) (3)

(1)  Maximum
(2)  Minimum
(3) Volatile Liabilities include certificates of deposit of $100,000 or more, repurchase agreements, and the Treasury Tax and Loan Account.

ACCOUNTING AND REGULATORY MATTERS
In March 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of SFAS No. 121 was required for fiscal years beginning after December 15, 1995. Adoption of this statement did not have a material effect on the Company's consolidated financial statements. However, this statement could have a material impact on the Company's consolidated financial statements for future periods should an event or changes in circumstances occur in such future periods, requiring a review by management for impairment.

In October 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise, or an entity engaged in mortgage banking activities, recognize as separate assets rights to service mortgage loans for others, however those rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This statement also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair values of these rights. Impairment should be recognized through a valuation allowance for each impaired stratum. The adoption of this statement on January 1, 1996 has had no material impact on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 requires that an employers' financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 31, 1995. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company does not currently have any stock-based compensation plans, but has determined that in the event it does offer stock-based compensation plans in future periods that it will elect to continue to measure compensation cost using APB 25.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 124") which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or the setting aside of assets dedicated to eventually settling a liability.
The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 annnd is to be only applied on a prospective basis. The application of SFAS 125 is not anticipated to have a material impact on the Company's financial condition or results of operations.

The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to issued exposure drafts and to proposed effective dates.

The Company has deposits insured under both of the FDIC's insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). In July 1995, the FDIC and other regulatory agencies proposed a plan to recapitalize the SAIF, and Congress is currently considering the proposed legislation. The current legislation, if enacted, would result in a one-time assessment of approximately 80 basis points to be charged on 80% of the
Company's SAIF deposits.   At June 30, 1996 the Company had approximately $118
million of SAIF-insured deposits. The Company is unable to predict the timing or exact amount of any SAIF special assessment that might be required. The Company has not and will not accrue a liability for the potential special assessment until the period in which any proposed legislation is enacted. If and when such legislation is enacted, the liability will be accrued and a charge will be recorded in operating expense in the period that includes the enactment date.

OTHER EVENTS
In the third quarter of 1996, subject to regulatory approval, the Company plans to acquire the $6 million deposit Edenton office of United Carolina Bank. The Company expects to pay a premium of approximately $420, or 7%, on the deposits.

The Company has announced that Mr. John C. Pegram, Jr., Senior Vice President of the Bank, will become President of the Bank upon the retirement of Bank President M. J. McSorley on January 31, 1998.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHERN BANCSHARES (N.C.), INC.


Dated: August 1, 1996                    __________________________________
                                         M. J. McSorley, Vice President



Dated: August 1, 1996                    __________________________________
                                         David A. Bean, Secretary/Treasurer

EXHIBIT A

CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF SOUTHERN BANCSHARES (N.C.), INC.

Southern BancShares (N. C.), Inc. , a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:
1. That by action of the Board of Directors of the Corporation on January 24, 1996, resolutions were duly adopted setting forth a proposed amendment of the Corporation's Certificate of Incorporation, declaring said amendment to be advisable and calling for consideration of the amendment by the shareholders of the Corporation at the next Annual Meeting of Shareholders. The resolution setting forth the proposed amendment is as follows: Resolved, that the Certificate of Incorporation of this Corporation be amended by changing the Article thereof numbered "ARTICLE IV" so that, as amended, said Article shall be and read as follows:

                                 ARTICLE IV

The aggregate number of shares which the corporation shall have authority to issue is Six Hundred Ten Thousand Eight Hundred Forty-Four (610,844) shares divided into three classes. The designation, the number of authorized shares and the par value of the shares of each class are as follows:

                                                  Number         Par Value
Class                                            of Shares       Per Share
Common                                            158,485          $5.00
Series B Non-Cumulative Convertible Preferred     408,728         No Par
Series C Non-Cumulative Convertible Preferred      43,631         No Par

The preferences, limitations and relative rights of the shares of each class are as follows:
COMMON - The common stock has one (1) vote for each share outstanding and, as to dividends and liquidation, is subject to the specific preferences of the various classes of preferred stock. No dividend shall be paid on the common stock in any calendar quarter after the first calendar quarter of 1987 in which a dividend is not paid on Series B Non-Cumulative Convertible Preferred stock and on Series C Non-Cumulative Convertible Preferred stock.
SERIES B NON-CUMULATIVE CONVERTIBLE PREFERRED - Dividends are payable on a non-cumulative basis in cash pursuant to the "Schedule of Dividends on Series B and Series C Non-Cumulative Convertible Preferred Stock" set forth below, solely at the discretion of the corporation; however, in any calendar quarter after the first calendar quarter of 1987, if a dividend is paid on the common stock a dividend must also be paid on the Series B stock. The first dividend on Series B stock shall not be payable until at least the end of the first calendar quarter of 1987. Shareholders of Series B stock are entitled to one (1) vote for each thirty-eight (38) shares of Series B stock held of record. Series B stock is convertible at the election of the holder thereof into $5 par value common stock of the corporation on the basis of one (1) share of common stock for each thirty-eight (38) shares of Series B stock at any time following the issuance of Series B stock by the corporation and for a period of five (5) years thereafter. Such conversion privilege shall cease on the first (1st) day of the sixth (6th) year following the issuance of Series B stock by the corporation. The Series B stock does not have class voting privileges except as required by law and has liquidation and dividend preferences and protection against dilution as provided below.
SERIES C NON-CUMULATIVE CONVERTIBLE PREFERRED - Dividends are payable on a non-cumulative basis in cash pursuant to the "Schedule of Dividends on Series B and Series C Non-Cumulative Convertible Preferred Stock" set forth below, solely at the discretion of the corporation; however, in any calendar quarter after the first calendar quarter of 1987, if a dividend is paid on the common stock a dividend must also be paid on the Series C stock. The first dividend on Series C stock shall not be payable until at least the end of the first calendar quarter of 1987. Shareholders of Series C stock are entitled to one (1) vote for each thirty-eight (38) shares of Series C stock held of record. Series C stock is convertible at the election of the holder thereof into $5 par value common stock of the corporation on the basis of one (1) share of common stock for each thirty-eight (38) shares of Series C stock at any time following the issuance of Series C stock by the corporation and for a period of five (5) years thereafter. Such conversion privilege shall cease on the first (1st) day of the sixth (6th) year following the issuance of Series C stock by the corporation. At any time during the six (6) months period beginning on the first day of the sixth (6th) year following the issuance of Series C stock by the corporation and ending on the one hundred eighty-second (182nd) day of the sixth (6th) year following the issuance of Series C stock by the corporation, each Series C shareholder shall have a put option whereby the shareholder can require the corporation to repurchase, subject to any required regulatory approval, any or all of said shareholder's Series C shares at a price of $13.25 per share by giving timely written notice of such election to the corporation during the said six (6) month period and by surrendering to the corporation any and all Series C shares with respect to which the put option has been elected on or before the one hundred eighty-second (182nd) day of the sixth (6th) year following the issuance of Series C stock by the corporation. Once such expiration day has passed, Series C shareholders shall have no further rights to receive the put option price of $13.25 per share for Series C stock. The Series C stock does not have class voting privileges except as required by law and has liquidation and dividend preferences and protection against dilution as provided below.

Schedule of Dividends on Series B and Series C Non-Cumulative Convertible
         Preferred Stock

                 First    Second      Third       Fourth
Year             Quarter  Quarter     Quarter     Quarter         Total
1  (1987)        $.06     $.06        $.06        $.06            $.24

2                $.08     $.08        $.08        $.08            $.32

3                $.10     $.10        $.10        $.10            $.40

4                $.12     $.12        $.12        $.12            $.48

5                $.14     $.14        $.14        $.14            $.56

6                $.15     $.15        $.15        $.15            $.60

7                $.17     $.17        $.17        $.17            $.68

8                $.19     $.19        $.19        $.19            $.76

9                $.22     $.22        $.23        $.23            $.90

The dividend would remain at $.90 per share per year for the 10th year and beyond.

DIVIDEND AND LIQUIDATION PREFERENCES - The amounts declared available for payment of preferred dividends shall be paid to the Series B and Series C shareholders pro rata, based on the schedule set forth above entitled "Schedule of Dividends on Series B and Series C Non-Cumulative Convertible Preferred Stock", but only after affirmative declaration of said amounts on a non-cumulative basis. Upon liquidation, the amounts available for distribution to shareholders shall be applied first to the dividends due on the Series B and Series C stock, allocated pro rata based on the then outstanding amounts due which have been declared, but only on a non-cumulative basis, according to the "Schedule of Dividends on Series B and Series C Non-Cumulative Convertible Preferred Stock" set forth above, on each share of Series B and Series C: then pro rata to the Series B and Series C shares based on a liquidation value of $10 of said shares; then to the common dividends declared and due and then to the outstanding common shares pro rata based on par value.
PROTECTION AGAINST DILUTION - The voting privilege and the exchange ratio for conversion to common stock of the corporation of the Series B and Series C stock will be proportionately amended in the event of a change in the common stock outstanding by reason of stock split, stock dividend or other like transaction. FRACTIONAL SHARES - The conversion privilege of the Series B and Series C stock to common stock of the corporation pertains only to full shares of common stock and the shareholders of Series B and Series C stock shall have the sole responsibility to hold, sell, or otherwise dispose of any shares of Series B or Series C stock in a number less than sufficient to convert into a full share of common stock of the corporation. If, due to stock dividends, stock splits or other like transactions, the required number of shares of series B or Series C stock to be exchanged for a full share of common stock should be altered to a fractional figure, then upon tender for conversion the corporation shall issue to the tendering shareholder the number of full shares of common stock to which such shareholder's holdings of that particular class of convertible preferred stock entitle him and, for anything less than a full share of such class of convertible preferred stock remaining after conversion, the corporation shall pay such tendered preferred stock plus declared and unpaid dividends, the responsibility remaining with the shareholder to handle any full shares of the said class of preferred stock remaining in any manner the said shareholder desires. No certificate for fractional shares shall be issued in any event.
2. That thereafter, pursuant to resolutions of its Board of Directors, the Annual Meeting of the Shareholders of the Corporation was duly called and held on April 17, 1996, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary numbers of shares of each class of preferred stock, each class voting separately as a class, and of all classes of common and preferred stock voting together as a group, were voted affirmatively in favor of the amendment, as required by statute.
3. That said amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.
4. That the effect of the amendment is to reduce the number of authorized shares of the Corporation's $2 preferred stock from 2,060 shares to -0- shares and to delete said class of stock; to reduce the number of authorized shares of its Series B preferred stock from 840,744 shares to 408,728 shares; and to reduce the number of authorized shares of its Series C preferred stock from 420,372 shares to 43,631 shares, for a total aggregate reduction in the number of authorized shares of 810,817 shares.
IN WITNESS WHEREOF, the Corporation has caused this Certificate of Amendment to be signed by its President and its Secretary, this the 17th day of April, 1996.

SOUTHERN BANCSHARES (N.C.), INC.
By: R. S. Williams
        President

ATTEST:
David A. Bean
Secretary

[CORPORATE SEAL]

STATE OF NORTH CAROLINA
COUNTY OF WAYNE

I, Sandy Cashwell McCarty, a Notary Public, hereby certify that on this 19th day of April, 1996, personally appeared before me R. S. WILLIAMS, President, and DAVID A. BEAN, Secretary, of SOUTHERN BANCSHARES (N.C.), INC. each of whom being by me first duly sworn, declared that they signed the foregoing document in the capacity indicated, that they were authorized so to sign, that the statements therein contained are true, and that the foregoing document is the act and deed of said Corporation.

					Sandy Cashwell McCarty
					        Notary Public

My Commission Expires: October 21, 1997