Form 10-Q/A
period 1996-06-30
SOUTHERN BANCSHARES NC INC
filed 1996-10-03
CIK 703904

United States
                    Securities And Exchange Commission
                         Washington, D. C. 20549

                               Form 10-QA

          Quarterly Report Pursuant To Section 13 or 15(d) of
                  The Securities Exchange Act Of 1934

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

Persuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHERN BANCSHARES (N.C.), INC.


Dated: August 1, 1996                    __________________________________
                                         M. J. McSorley, Vice President



Dated: August 1, 1996                    __________________________________
                                         David A. Bean, Secretary/Treasurer