Form 10-Q
period 1996-09-30
SOUTHERN BANCSHARES NC INC
filed 1996-11-15
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1996.      Commission File No. 0-10852

                       SOUTHERN BANCSHARES (N.C.), INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        56-1538087
 (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                Identification Number)

121 East Main Street  Mount Olive, North Carolina               28365
   ( Address of Principal Executive offices)                  (Zip Code)

Registrant's Telephone Number, including Area Code:         (919)  658-7000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X   No ___

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.
                         119,918 shares

SOUTHERN BANCSHARES (N.C.), INC                                                                   September 30,       December 31,
CONSOLIDATED BALANCE SHEETS                                                                           1996                1995
(In thousands except share and per share data)                                                     (Unaudited)
ASSETS
Cash and due from banks                                                                             $22,910               $27,186
Federal funds sold                                                                                        0                15,720
Investment securities:
   Held-to-maturity, at amortized cost (fair value $86,741 and $108,679, respectively)               85,893               106,873
   Available-for-sale, at fair value (amortized cost $65,883 and $31,257, respectively)              79,752                41,933
Loans, net of unearned income                                                                       323,426               287,960
   Less allowance for loan losses                                                                    (6,272)               (6,321)
                                                                                                    317,154               281,639

Premises and equipment, net of accumulated depreciation and amortization                             14,010                11,997
Accrued interest receivable                                                                           5,190                 3,971
Intangible assets                                                                                     6,400                 6,748
Other assets                                                                                          4,531                   913
                                                                                                   $535,840              $496,980
LIABILITIES AND SHAREHOLDERS' EQUITY:
Demand deposits                                                                                     $65,469               $56,440
Savings and interest bearing demand deposits                                                        155,015               152,405
Time deposits                                                                                       251,038               240,157
        Total deposits                                                                              471,522               449,002

Federal funds purchased                                                                               6,245                     0
Short-term borrowed funds                                                                             6,452                 1,469
Accrued interest payable                                                                              3,375                 3,491
Note payable                                                                                          1,700                 2,600
Other liabilities                                                                                     5,021                 3,255
        Total liabilities                                                                           494,315               459,817

SHAREHOLDERS' EQUITY:
Series  B  non-cumulative preferred stock, no par value;  408,728 shares authorized  at
    Sepember 31, 1996 and  840,744 shares authorized at December 31, 1995, 408,728
    shares issued and outstanding at September 30, 1996 and December 31, 1995                          1,991                1,991
Series  C  non-cumulative preferred  stock, no par value;  43,631 shares authorized at
    September 30, 1996  and 420,372  shares  authorized  at  December  31, 1995, 43,631
    shares issued and  outstanding  at September 30, 1996 and December 31, 1995                          578                  578
Common  stock, $5  par  value;  158,485  shares authorized and 119,918 shares issued
    and outstanding at September 30, 1996 and December 31, 1995                                          600                  600
Surplus                                                                                               10,000               10,000
Retained earnings                                                                                     19,202               16,948
Unrealized appreciation on securities available-for-sale,  net  of tax  effect of $4,716
    and $3,630 at September 30, 1996 and December 31, 1995, respectively                               9,154                7,046
              Total shareholders' equity                                                              41,525               37,163
                                                                                                    $535,840             $496,980

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                    Three Months Ended September  30,
                                                                                            1996            1995
(In thousands except per share data)
INTEREST INCOME:
   Interest and fees on loans                                                              $6,922          $6,242
   Investment securities:
     U.  S. Treasury securities and obligations of U. S. Government agencies                1,588           1,242
     Obligations of states and political subdivisions                                         531             547
     Other securities                                                                         280             219
  Federal funds sold                                                                            0             344
           Total interest income                                                            9,321           8,594

INTEREST EXPENSE:
   Savings and interest bearing demand deposits                                               795             911
   Time deposits                                                                            3,337           3,399
   Federal funds purchased                                                                    168               1
   Other                                                                                       45             110
           Total interest expense                                                           4,345           4,421
NET INTEREST INCOME                                                                         4,976           4,173
    Provision for loan losses                                                                  60               0
NET INTEREST INCOME AFTER PROVISION FOR  LOAN LOSSES                                        4,916           4,173

OTHER OPERATING INCOME:
    Service charges on deposit accounts                                                       674             596
    Other service charges and fees                                                            211             168
    Insurance commissions                                                                      27              26
    Other                                                                                     106              77
         Total other operating income                                                       1,018             867

OTHER OPERATING EXPENSES:
    Personnel                                                                               2,051           1,817
    Intangibles amortization                                                                  411             266
    Furniture and equipment                                                                   269             325
    Occupancy                                                                                 337             279
    FDIC insurance assessment                                                                 637              60
    Other                                                                                   1,363           1,100
          Total other operating expenses                                                    5,068           3,847
INCOME BEFORE INCOME TAXES                                                                    866           1,193
Income tax expense                                                                            221             380
NET INCOME                                                                                   $645            $813
Net income applicable to common shares                                                       $541            $708
EARNINGS PER COMMON SHARE                                                                   $4.51           $5.83

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                 (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC.                                                        Nine  Months Ended September 30,
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)                                                         1996          1995
INTEREST INCOME:
   Interest and fees on loans                                                              $19,930        $17,979
   Investment securities:
     U.  S. Treasury securities and obligations of U. S. Government agencies                 4,946          3,663
     Obligations of states and political subdivisions                                        1,606          1,636
     Other securities                                                                          521            341
  Federal funds sold                                                                           304            433
           Total interest income                                                            27,307         24,052

INTEREST EXPENSE:
   Savings and interest bearing demand deposits                                              2,591          2,526
   Time deposits                                                                            10,097          8,444
   Federal funds purchased                                                                     225            231
   Other                                                                                       224            309
           Total interest expense                                                           13,137         11,510

NET INTEREST INCOME                                                                         14,17          12,542
    Provision for loan losses                                                                  80               0
NET INTEREST INCOME AFTER PROVISION FOR  LOAN LOSSES                                       14,090          12,542

OTHER OPERATING INCOME:
    Service charges on deposit accounts                                                     2,010           1,669
    Other service charges and fees                                                            574             486
    Insurance commissions                                                                     119              73
    Non-recurring settlement of litigation                                                      0             410
    Other                                                                                     379             313
         Total other operating income                                                       3,082           2,951

OTHER OPERATING EXPENSES:
    Personnel                                                                               5,907           4,972
    Intangibles amortization                                                                1,229             698
    Furniture and equipment                                                                   975             837
    Occupancy                                                                                 922             714
    FDIC insurance assessment                                                                 773             544
    Other                                                                                   3,584           3,268
          Total other operating expenses                                                   13,390          11,033
INCOME BEFORE INCOME TAXES                                                                  3,782           4,460
Income tax expense                                                                          1,091           1,399
NET INCOME                                                                                 $2,691          $3,061
Net income applicable to common shares                                                     $2,388          $2,756
EARNINGS PER COMMON SHARE                                                                  $19.91          $22.65

The accompanying notes are an integral part of these consolidated financial statements.

"SOUTHERN BANCSHARES  (N.C.), INC."
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
"FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995"

                                         PREFERRED STOCK           COMMON                       Unrealized            TOTAL
(Unaudited dollars in thousands       Series B       Series C      STOCK              Retained  appreciation       SHAREHOLDERS'
  except per share data)            Shares Amount Shares Amount Shares Amount Surplus Earnings  on securities         EQUITY

BALANCE, DECEMBER 31, 1994         413,389 $2,014 43,959 $582   121,767 $609  $10,000  $13,783   $3,977           $30,965

Net Income                                                                               3,061                      3,061

Retirement of stock                 (1,000)    (5)                1,849)  (9)             (219)                      (233)

Cash dividends:
 Common stock ($.75 per share)                                                             (91)                       (91)
 Preferred   B   ($.66  per  share)                                                       (275)                      (275)
 Preferred   C    ($.66  per share)                                                        (30)                       (30)

Change in unrealized gain on
 available-for-sale securities, net
 of income tax effect                                                                             2,796             2,796

BALANCE, SEPTEMBER 30, 1995        412,389 $2,009 43,959 $582   119,918 $600  $10,000  $16,229   $6,773           $36,193

BALANCE,  DECEMBER 31, 1995"       408,728 $1,991 43,631 $578   119,918 $600  $10,000  $16,948   $7,046           $37,163

Net income                                                                               2,691                      2,691

Cash dividends:
  Common stock ($1.14 per share)                                                          (134)                      (134)
  Preferred   B    ($.66  per   share)                                                    (274)                      (274)
  Preferred   C    ($.66  per   share)                                                     (29)                       (29)

Change in unrealized gain on
  available-for-sale securities, net
  of income tax effect                                                                            2,108             2,108

BALANCE, SEPTEMBER 30, 1996         408,728 $1,991 43,631 $578  119,918 $600  $10,000  $19,202   $9,154           $41,525

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 (Unaudited)
                                                                        Nine months ended September 30,
(Thousands)                                                                 1996            1995
OPERATING ACTIVITIES:
     Net income                                                           $2,691          $3,061
     Adjustments to reconcile net income
         (used in) provided by operating activities:
            Provision for loan losses                                         80               0
            Net accretion on investments                                     (45)             (1)
            Amortization of intangibles                                    1,229             698
            Depreciation                                                     703             593
            Increase in accrued interest receivable                       (1,219)         (1,347)
            (Decrease) increase in accrued int                              (116)          1,596
            Net decrease in other assets                                  (4,700)           (155)
            Net increase in other liabilities                               (149)            605
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 (1,526)          5,050

INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities available-for-sale      110              75
   Proceeds from maturities of investment securities held-to-maturity     31,596          34,377
   Proceeds from sales of investment securities available-for-sale            75               0
   Purchases of investment securities held-to-maturity                   (10,713)        (41,534)
   Purchases of investment securities available-for-sale                 (34,667)         (7,855)
   Net increase in loans                                                 (30,121)        (25,081)
   Cash received for  branches acquired                                    3,380          46,056
   Additions to premises and equipment                                    (2,845)         (1,211)
NET CASH (USED) PROVIDED IN  INVESTING ACTIVITIES                        (43,185)          4,827

FINANCING ACTIVITIES:
   Net decrease in demand and interest bearing demand deposits             8,300         (12,465)
   Net increase  in time deposits                                          4,824          31,123
   Purchase of federal funds                                               6,245               0
   Principal payments on note payable                                       (900)           (900)
   Net proceeds of short-term borrowed funds                               6,683           1,898
   Cash dividends paid                                                      (437)           (396)
   Purchase and retirement of stock                                            0            (233)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 24,715          19,027
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (19,996)         28,904
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                        42,906          17,147
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $22,910         $46,051

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest (paid and credited)                                         $12,688         $10,970
    Income taxes                                                            $851          $1,420
UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES                          $3,194          $4,236

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Southern BancShares (N. C.), Inc. (the "Company") is the holding company for Southern Bank and Trust Company (the "Bank"), which operates 41 banking offices in eastern North Carolina. The Bank, " which began operations in January, 1901, has two subsidiaries, Goshen, Inc. and Goshen Properties, Inc. whose insurance operations and property management operations complement the operations of its parent. The Company and the Bank are headquartered in Mount Olive, North Carolina.

    PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the accounts of the Bank's wholly-owned subsidiaries, Goshen, Inc. and Goshen Properties, Inc. The Company's financial resources are primarily provided by dividends from the Bank and there are no material differences between the consolidated results of operations or financial position of the Company and the Bank. All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real " estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1995, incorporated by reference in the 1995 Annual Report on Form 10-K.

2.  RECLASSIFICATIONS
    Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements continued

3.  INVESTMENT SECURITIES                                   SEPTEMBER 30, 1996                       DECEMBER 31, 1995
                                                             Gross     Gross    Estimated             Gross      Gross   Estimated
(In thousands)                                  Amortized Unrealized Unrealized   Market  Amortized Unrealized Unrealized  Market
                                                  Cost      Gains      Losses     Value     Cost       Gains     Losses    Value
    SECURITIES HELD-TO-MATURITY:
      U.  S. Government                          $56,305    $171                 $56,476   $78,298      837      ($10)     $79,125
      Obligations of states and political sub     29,288     682                  29,970    28,275      976                 29,251
      Corporate securities                           300                  (5)        295       300        3                    303
                                                  85,893     853          (5)     86,741   106,873    1,816       (10)     108,679
    SECURITIES AVAILABLE-FOR-SALE:
      U.  S. Government                           50,138                (191)     49,947    16,654      114                 16,768
      Marketable equity securities                 7,227  13,874                  21,101     6,469      10,207              16,676
      Obligations of states and political sub      6,268     150                   6,418     5,474         259     (9)       5,724
      Mortgage-backed securities                   2,250      36                   2,286     2,660         105               2,765
                                                  65,883  14,060         (191)    79,752    31,257      10,685     (9)      41,933

         TOTALS                                 $151,776 $14,913         ($196) $166,493  $138,130     $12,501   ($19)    $150,612


SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)

                                                             September 30,    December 31,
                                                                1996              1995
(In thousands except share data)
4. LOANS
   Loans by type were as follows:
   Commercial, financial and agricultural                     $77,920            $57,398
   Real estate - construction                                   2,496              1,533
   Real estate - mortgage                                     206,380            189,315
   Consumer                                                    34,534             37,548
   Lease financing                                              2,400              2,410
    Total loans                                               323,730            288,204
     Less unearned income                                        (294)              (244)
      Total loans less unearned income                       $323,436           $287,960
   Loans held for sale                                       $  4,923           $  3,411
   Loans serviced for others                                 $ 70,577           $ 65,563

                                                             September 30,    December 31,
(In thousands)                                                   1996            1995
5. ALLOWANCE FOR LOAN LOSSES
   Balance at beginning of year                                $6,321         $6,653
   Provision for loan losses                                       80              0
   Loans charged off                                             (344)          (463)
   Loan recoveries                                                215            131
   Balance at end of the period                                $6,272         $6,321

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)

                                                September 30,   December 31,
                                                    1996           1995
(In thousands)

6. PREMISES AND EQUIPMENT
    Land                                          $2,783          $2,715
    Buildings and improvements                     9,213           8,543
    Furniture and equipment                        5,541           4,881
    Construction-in-progress                       2,464           1,189
                                                  20,001          17,328
        Less: accumulated depreciation            (5,991)         (5,331)
                                                 $14,010         $11,997


7. EARNINGS PER COMMON SHARE
   Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders and is calculated as follows for the nine months ended September 30:

(In thousands except share data)                 1996          1995
   Net income                                   $2,691        $3,061
    Less: preferred dividends                     (303)         (305)
   Net income applicable to common shares       $2,388        $2,756
   Weighted average common shares outstanding
      during the period                        119,918       121,666

SOUTHERN BANCSHARES ((N.C.), INC.
Notes to consolidated financial statements
(In thousands except share and per share data)

8. RELATED PARTIES
    The Company has entered into various service contracts with another corporation and its subsidiary (the ""Corporation""). The Corporation has two significant shareholders, which are also significant shareholders of the Company. The following table lists the various charges paid to the
    Corporation:

                                               September 30,   September 30,
(In thousands)                                    1996             1995
    Data and item processing                     $1,282          $1,074
    Forms, supplies and equipment                   261             147
    Trustee for employee benefit plans               47              35
    Consulting fees                                  61              52
    Trust investment services                        18              10
    Internal auditing services                       40              63
    Other services                                   63              41
                                                 $1,772          $1,422

    Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. The Company also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $11,261 at September 30, 1996 and $16,167 at December 31, 1995.

    The first significant shareholder is a director of the Company and, at September 30, 1996, beneficially owned 30,691 shares, or 25.59%, of the Company's outstanding common stock and 22,171 shares, or 5.42%, of the Company's outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 28,185 shares, or 23.50%, of the Company's outstanding common stock, and 17,205 shares, or 4.21%, of the Company's Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.21%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

    These two significant shareholders are directors and executive officers of the Corporation and at September 30, 1996, beneficially owned 2,590,098 shares, or 26.79%, and 1,200,946 shares, or 12.42%, respectively, of the Corporation's outstanding Class A common stock, and 632,021 shares, or 35.92%, and 324,094 shares, or 18.42%, respectively, of the Corporation's outstanding Class B common stock. The above totals include 268,820 Class A common shares, or 2.78%, and 41,825 Class B Common shares, or 2.38%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). As more fully discussed elsewhere herein, the Company acquired a branch from First Citizens in both 1995 and 1996.

SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - FIRST NINE MONTHS OF 1996 VS. FIRST NINE MONTHS OF 1995

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION
In June 1995, Southern Bank and Trust Company ("the Bank"), a wholly-owned subsidiary of Southern BancShares (N.C.), Inc. ("the Company") acquired branches in Farmville, North Carolina, Garland, North Carolina, Kill Devil Hills, North Carolina and Salemburg, North Carolina from First Union National Bank ("First Union") and one branch in Kill Devil Hills, North Carolina from First-Citizens Bank & Trust Company ("First Citizens"). These acquisitions were accounted for as purchases, and therefore, the results of operations prior to the purchase of these branches are not included in the consolidated financial statements. In these transactions, the Bank acquired approximately $46 million of cash, $26 million of demand and savings deposits, $25 million of time deposits, $2 million of goodwill, and $3 million of loans.

The Company opened a branch in Whitakers, North Carolina in March, 1996 and opened a second branch in Farmville, North Carolina in May, 1996. In June 1996, the Company acquired approximately $7 million of the deposits of the Windsor, North Carolina office of First Citizens and sold approximately $4 million of the deposits of its Scotland Neck, North Carolina office to Triangle Bank. The Company purchased $83 of the loans of the First Citizens Windsor branch and sold $42 of the loans of its Scotland Neck branch. The Company paid a premium of $539, or approximately 7%, for the deposits of the Windsor branch. This acquisition was accounted for as a purchase, and therefore, the results of operations prior to the purchase are not included in the consolidated financial statements. The Company did not sell any branches in the 1995 period.

In August 1996, the Company acquired the Edenton, North Carolina office of United Carolina Bank and approximately $6 million of its deposits and approximately $5 million of its loans. The Company paid a premium of $419, or approximately 7%, for the deposits of the Edenton branch. This acquisition was accounted for as a purchase, and therefore, the results of operations prior to the purchase are not included in the consolidated financial statements. The following comparisons of the nine months and quarter ending September 30, 1996 to the nine months and quarter ending September 30, 1995 are accordingly impacted by the above transactions.

In the first nine months of 1996, the net income of Southern BancShares decreased $370 from $3,061 in the first nine months of 1995 to $2,691 in the first nine months of 1996, a decrease of 12%. This decrease resulted primarily because of a reduction in non-recurring income of $317, a one-time 1996 FDIC SAIF insurance assessment of $569 mandated by Congress and a $176 non-recurring 1996 external credit card related fraud expense. In the nine months ended September 30, 1995, $530 of non-recurring income was realized from legal settlements and other real estate sales. For the nine months ended September 30, 1996, non-recurring income of $213 resulted from the sale of a branch and non-recurring expenses of $176 resulted from an external credit card fraud.

Net income per share for the first nine months of 1996 was $19.91 per common share, a decrease of $2.74, or 12%, from $22.65 in 1995. The return on average equity declined to 9.84%, at September 30, 1996, from 13.92% at September 30, 1995 and the return on average assets declined to .73%, at September 30, 1996, from 1.05% at September 30, 1995. At September 30, 1996, the Company's assets totaled $535,840 an increase of $38,860, or 8%, from the $496,980 reported at December 31, 1995. During this nine month period, net loans increased $35,515 or 13%, from $281,639 to $317,154. During the nine months ended September 30, 1996 investment securities increased $16,839, or 11% from $148,806 at December 31, 1995 to $165,645 at September 30, 1996. Total deposits increased $22,520, or 5% from $449,002 at December 31, 1995 to $471,522 at September 30, 1996.
During the quarter ended September 30, 1996 the Bank purchased the Edenton branch of United Carolina Bank. This transaction resulted in an increase in deposits of approximately $6 million. The Whitakers branch, which opened in the first quarter of 1996, resulted in approximately $3 million of new deposits as of September 30, 1996.

INTEREST INCOME
Interest and fees on loans increased $1,951, or 11%, from $17,979 for the nine months ended September 30, 1995 to $19,930 for the nine months ended September 30, 1996. This increase was primarily due to increased loan volume that more than offset a slight decrease in loan yields. Average loans for the nine months ending September 30, 1996 were $308 million, an increase of 15% from $267 million for the prior year nine month period. The yield on the loan portfolio decreased from 8.9% in the nine months ended September 30, 1995 to 8.6% for the nine months ended September 30, 1996.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $1,433, or 25%, from $5,640 in the nine months ended September 30, 1995 to $7,073 in the nine months ended September 30, 1996.
This increase was primarily due to an increase in the volume of average investment securities for the nine months ended September 30, 1996 to $146 million as compared to $124 million for the 1995 period. The yield on investment securities was 6.0% for 1995 and 6.3% in 1996.

Interest income on federal funds sold decreased $129, or 30%, from $433 for the nine months ended September 30, 1995 to $304 for the nine months ended September 30, 1996. This decrease in income resulted primarily from the decrease in the average federal funds sold to $8 million for the nine months ended September 30, 1996 from $10 million for the nine months ended September 30, 1995. Average federal funds sold yields were 5.4 % for the nine months ended September 30, 1996 down from 5.7% for the nine months ended September 30, 1995.

Total interest income increased $3,255, or 14%, from $24,052 for the nine months ended September 30, 1995 to $27,307 for the nine months ended September 30, 1996. This increase was primarily the result of volume increases more than offsetting a slight overall decrease in average earning asset interest yields. Average earning asset interest yields for the nine months ended September 30, 1996 decreased to 7.8% from the 7.9% yield on average earning assets for the nine months ended September 30, 1995. Average earning assets increased from $402 million in the nine months ended September 30, 1995 to $461 million in the period ended September 30, 1996. This $59 million increase in the average earning assets primarily resulted from the acquisitions discussed above.

INTEREST EXPENSE
Total interest expense increased $1,627 or 14%, from $11,510 in the nine months ended September 30, 1995 to $13,137 for the nine months ended September 30, 1996. The principal reason for the increase was the interest bearing time and savings deposits acquired in June 1995. The Company's cost of funds did decrease from 4.49% at September 30, 1995 to 4.24% one year later principally as a result of decreased savings deposit costs. Average interest bearing demand and savings deposits were $152 million in the nine months ended September 30, 1996, an increase of $17 million from the $135 million in the nine months ending September 30, 1995. Overall, average total interest bearing deposits increased $57 million, or 16%, from $346 million at September 30, 1995 to $403 million at September 30, 1996.

NET INTEREST INCOME
Net interest income was up $1,548, or 12%, from $12,542 for the nine months ended September 30, 1995 to $14,090 for the nine months ended September 30, 1996. This increase was primarily due to the 1995 branch acquisitions from First Union and First Citizens. The net interest margin at September 30, 1996 was 3.57% a decrease of 4 basis points from 3.61% at September 30, 1995. The Company had $225 in interest for federal funds purchased in the nine months ended September 30, 1996 compared to $231 in the nine months ended September 30, 1995.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES
For the nine months ended September 30, 1996 management added $80 as a volume related addition to the provision for loan losses. Management made no provisions for loan losses for the nine months ended September 30, 1995. During the first nine months of 1996 management charged-off loans totaling $344 and received recoveries of $215, resulting in net charge-offs of $129. During the same period in 1995, $304 in loans were charged-off and recoveries of $70 were received, resulting in net charge-offs of $234. The decrease in net charge-offs was principally due to increased recoveries in 1996. The following table presents comparative Asset Quality ratios of the company:

                                                  September 30,  December 31,
                                                     1996           1995
Ratio of net charge-offs
       to average loans outstanding                  .04%           .12%

Allowance for loan losses
       to total loans                               1.94%          2.20%

Non-performing loans
        to total loans                               .11%           .19%

Non-performing loans and assets
        to total assets                              .07%           .13%

Allowance for loan losses
        to non-performing loans                    1,797%         1,133%


The ratio of net charge-offs to average loans outstanding decreased to .04% at September 30, 1996 from .12% at December 31, 1995 primarily due to increased recoveries of loans previously charged off. The allowance for loan losses represented 1.94% of total loans outstanding at September 30, 1996, a decrease of 26 basis points from the December 31, 1995 ratio of 2.20%. Loans outstanding increased $36 million, or 13%, between December 31, 1995 and September 30, 1996 and there was no substantial change in the credit quality of the loan portfolio during the period.

The decrease in the ratio of nonperforming loans to total loans, from .19% at December 31, 1995 to .11% at September 30, 1996 is the result of a slight improvement in the loan portfolio. Nonperforming loans and assets to total assets decreased to .07% at September 30, 1996 from .13% at December 31, 1995. The allowance for loan losses to nonperforming loans represented 1,797% of nonperforming loans at September 30, 1996, an increase from the 1,133% at December 31, 1995. This increase is primarily the result of a decrease in nonperforming loans to $349 at September 30, 1996 from $558 at December 31, 1995. The nonperforming loans at September 30, 1996 included $58 of nonaccrual loans, $283 of loans 90 days past due and $8 of restructured loans.

Management considers the September 30, 1996 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at September 30, 1996 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. At September 30, 1996, the Bank has no loans classified for regulatory purposes as loss, no loans classified as doubtful and $881 of loans classified as substandard and the company's impaired loans have not materially changed since December 31, 1995.
Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

OTHER OPERATING INCOME
The Company had a gain of $213 on the sale of its Scotland Neck branch to Triangle Bank in June 1996. The Company did not sell any branches in the nine months ended September 30, 1995 but did have nonrecurring income of $410 related to the settlement of a law suit. The Company had losses on the sale of mortgage loans of $167 in the nine months ended September 30, 1996 compared to $12 in gains on the sale of mortgage loans in the nine months ended September 30, 1995. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other income not detailed above increased $507, or 20%, from $2,529 for the nine months ended September 30, 1995 to $3,036 for the nine months ended September 30, 1996. This increase was principally caused by the 1995 branch acquisitions discussed above.

OTHER OPERATING EXPENSES
Other operating expenses, including personnel, occupancy, furniture and equipment, data processing, FDIC & state assessment, printing & supplies and other expenses, increased $2,357 or 21%, from $11,033 in the nine months ended September 30, 1995 to $13,390 in the nine months ended September 30, 1996.

Excluding the non-recurring items discussed below, this increase was primarily due to an increase in personnel expense of $935, or 19% from $4,972 at September 30, 1995 to $5,907 at September 30, 1996 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the 1995 acquisitions of the branch locations from First Union and First Citizens, the second quarter opening of the Whitakers Branch, the late second quarter 1996 purchase of the First Citizens Windsor branch and the third quarter 1996 purchase of the Edenton branch from United Carolina Bank.

The Company has deposits insured under both of the FDIC's insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). In July 1995, the FDIC and other regulatory agencies proposed a plan to recapitalize the SAIF, and Congress mandated a one-time assessment for all SAIF insured deposits on September 30, 1996. Congress required that 80% of the Company's SAIF insured deposits as reported on the Company's March 31, 1995 call report and 100% of SAIF insured deposits purchased by the Company
after March 31, 1995 be assessed at $.00657.   On September 30, 1996 the
Company had approximately $87 million of SAIF-insured deposits based on the above formula and recorded $569 on September 30, 1996 as a one-time FDIC SAIF insurance expense. The Company also incurred a non-recurring loss of $176 related to an external credit card fraud in the quarter ended September 30, 1996.

INCOME TAXES
In the nine months ended September 30, 1996 the Company had income tax expense of $1,091, a decrease of $308, or 22%, from $1,399 in the prior year period.
This decrease was due principally to reduced profitability.   The resulting
effective tax rates based on the accruals for the nine months ended in September 1996 and 1995 were 29% and 31%, respectively.


SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION - THIRD QUARTER OF 1996
VS. THIRD QUARTER OF 1995

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION
Southern BancShares net income decreased $168, or 21% from $813 in the third quarter of 1995 to $645 in the third quarter of 1996. Earnings per common share decreased $1.32, or 23%, to $4.51 for the quarter ended September 30, 1996 compared to $5.83 for the prior year quarter. This decrease was principally the result of a September, 1996 one-time additional FDIC SAIF insurance assessment of $569 mandated by Congress and a September, 1996 $176 nonrecurring external credit card fraud. In August 1996, the Company acquired the Edenton, North Carolina office of United Carolina Bank purchasing $6 million of its deposits and $5 million of its loans. The Company paid a premium of $419, or approximately 7%, for the Edenton deposits.

INTEREST INCOME
Interest and fees on loans increased $680 or 11%, from $6,242 in the quarter ended September 30, 1995 to $6,922 in the quarter ended September 30, 1996. This increase was due principally to the higher average outstanding balances in 1996 principally as a result of loan growth and the August 1996 purchase of the United Carolina Bank Edenton loans. Average loans outstanding for the 1996 quarter were $321 million, up from $280 million in 1995, an increase of $41 million or 15%.

Interest income from investment securities, including U.S. Treasuries and obligations of U. S. Government agencies, obligations of state and political subdivisions and other securities, increased $391, or 19%, from $2,008 in 1995 to $2,399 in 1996. The increase is the result of both an increase in the yields of the portfolio for the 1996 quarter to 6.21% as compared to 5.99% for the quarter ended September 30, 1995 and an increase in the volume of average investments of $19 million, or 15%, in the quarter ending September 30, 1996 to $149 million from $130 million for the quarter ended September 30, 1995.

INTEREST EXPENSE
Total interest expense decreased $76, or 2%, from $4,421 in the quarter ended September 30, 1995 to $4,345 in the quarter ended September 30, 1996. This decrease is principally attributable to reduced interest rates on regular
savings deposits.   Average interest bearing liabilities increased $30 million or 8% from $384 million for the quarter ending September 30, 1995 to $414 million for the quarter ending September 30, 1996. The cost of interest bearing liabilities decreased 32 basis points from 4.51% for the 1995 quarter ending September 30 to 4.19% for the 1996 quarter ending September 30.

NET INTEREST INCOME
Net interest income was up $803, or 19%, from $4,173 for the three months ended September 30, 1995 to $4,976 for the three months ended September 30, 1996. This increase was primarily due to the acquisitions and new offices discussed above. The net interest margin at September 30, 1996 was 3.57% a decrease of 4 basis points from 3.61% at September 30, 1995. The Company had $168 interest for Federal Funds Purchased in the three months ended September 30, 1996 compared to $1 in the three months ended September 30, 1995. In 1996, the Company utilized Federal Funds Purchased to support loan growth and seasonal deposit fluctuations.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES
In the three months ended September 30, 1995, management considered the overall reserve adequate to cover the risks inherent in the loan portfolio
and, accordingly, made no provisions to the reserve for loan losses.   In the
three months ended September 30, 1996, management accrued $60 as a volume related addition to the reserve for loan losses. During the third quarter of 1996, the Company had charge-offs net of recoveries of $68. During the same period in 1995 the Company had charge-offs net of recoveries, of $5. The reserve for loan losses at September 30, 1996 of 1.9% of loans decreased approximately 40 basis points from 2.3% at September 30, 1995 and is considered adequate by management to cover the losses and risks inherent in the loan portfolio at September 30, 1996.

OTHER OPERATING INCOME
In the quarter ended September 30, 1995 and 1996 the Company had no gains or losses on sales of investment securities. The Company had losses on the sale of mortgage loans of $52 in the three months ended September 30, 1996 compared to $7 in gains on the sale of mortgage loans in the three months ended September 30, 1995. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other income not detailed above increased $210, or 24% from $860 in the three months ended September 30, 1995 to $1,070 in the three months ended September 30, 1996. This increase was principally attributed to overall increased service charges resulting from the acquisitions and new offices discussed above.

OTHER OPERATING EXPENSES
Other operating expenses including personnel, occupancy, furniture and equipment, data processing, FDIC and state assessments, printing and supplies and other expenses increased $1,221, or 32% from $3,847 in 1995 to $5,068 in 1996. This increase was primarily due to an increase of $569 for a one time SAIF assessment mandated by Congress on September 30, 1996, a nonrecurring loss of $176 related to an external credit card fraud in the quarter ended September 30, 1996 and an increase of $234, or 13%, in personnel expenses which increased from $1,817 for the quarter ended September 30, 1995 to $2,051 for the quarter ended September 30, 1996.

The Company has deposits insured under both the FDIC's BIF and SAIF insurance funds. In July 1995, the FDIC and other regulatory agencies proposed a plan to recapitalize the SAIF, and Congress mandated a one-time assessment for all SAIF insured deposits on September 30, 1996. Congress required that 80% of the Company's SAIF insured deposits as reported on the Company's March 31, 1995 call report and 100% of SAIF insured deposits purchased by the Company
after March 31, 1995 be assessed at $.00657.   On September 30, 1996 the
Company had approximately $87 million of SAIF-insured deposits based on the above formula and recorded $569 as a one-time FDIC SAIF insurance expense.

The increase in personnel expense was principally the result of staff additions for the acquisitions and new offices discussed above. The remaining expense categories also increased principally as a result of the acquisitions and new offices discussed above.

INCOME TAXES
Income tax expense for the quarter ended September 30, 1996 was $221, a decrease of $159, or 42% from $380 in the quarter ending September 30, 1995. This decrease is principally due to a reduction in the estimated effective income tax rate for the Company for the nine months ended September 30, 1996 which was adjusted in the quarter ended September 30, 1996. The tax rates estimated for the three months ended September 30, 1996 and 1995 were 26% and 32%, respectively. The tax rates estimated for the nine months ended September 30, 1996 and 1995 were 29% and 31%, respectively.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates the Company, and the Federal Deposit Insurance Corporation, which regulates the Bank, have established minimum capital guidelines for the institutions they supervise.

One of the guidelines sets minimum requirements for the Company's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles. According to these guidelines, the company's leverage capital ratio at September 30, 1996 was 5.19%. At December 31, 1995, the company's leverage capital ratio was 5.60%. Both of these ratios are greater than the level designated as well capitalized by the FDIC.

The Company is also required to meet minimum requirements for Risk Based Capital ("RBC"). The Company's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 1996, the Total RBC ratio was 10.03%. At December 31, 1995 the RBC ratio was 10.22%. Both of these ratios are greater than the level designated as well capitalized by the FDIC.

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

The unrealized gains on securities available for sale at September 30, 1996 of $9.2 million and at December 31, 1995 of $7.0 million, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of the Company:

(Thousands except percentages)           September 30,  December 31,
                                            1996            1995
Total Shareholders' Equity               $ 41,525        $ 37,163
Leverage Capital                         $ 25,971        $ 23,369
Risk Based Capital                       $ 29,835        $ 26,819

Leverage Capital Ratio                      5.19%  (1)      5.60%  (1)
Tier I Capital Ratio                        8.73%  (1)      8.91%  (1)
Total Risk-Based Capital Ratio             10.03%  (1)     10.22%  (1)

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well- capitalized," as defined by the FDIC.

LIQUIDITY
Liquidity refers to the ability of the Company to generate sufficient funds to meet its financial obligations and commitments at a reasonable cost. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. Past experiences help management anticipatecyclical demands and amounts of cash required. These obligations can be met by existing cash reserves or funds from maturing loans and investments, but in the normal course of business are met by deposit growth.

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and the Company's overall financial condition. The Company's liquid assets include cash and due from banks, federal funds sold and investment securities available for sale. The liquidity ratio, which isdefined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 31% at September 30, 1996 and 39% at December 31, 1995.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 1996 and 1995, respectively. The Company has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. The Company has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with the Company, including savings, demand and other time deposits, and in some cases, loans. At September 30, 1996 and at December 31, 1995 jumbo time deposits represented 10% and 9%, respectively, of total deposits.

Management believes that the Company has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way. The following table presents comparative liquidity ratios of the company:

                                         September 30,  December 31, Legal
                                             1996           1995     Limits
Total Loans to Deposits                       69%            64%      80% (1)

Interest Bearing Deposits To Total Deposits   86%            87%

Jumbo Time Deposits to Total Deposits         10%             9%

Total Loans to Total Assets                   60%            58%      70% (1)

Liquidity                                     31%            39%      25% (2)

Temporary Investments To Volatile
     Liabilities (3)                         113%           170%     100% (2)

Volatile Liability Dependency                 -2%            -8%     0 or (-)

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

In September 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or the setting aside of assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate.
SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be only applied on a prospective basis. The application of SFAS 125 is not anticipated to have a material impact on the Company's financial condition or results of operations.

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

OTHER EVENTS

The Company has announced that Mr. John C. Pegram, Jr., Senior Vice President of the Bank, will become President of the Bank upon the retirement of Bank President M. J. McSorley on July 1, 1998.

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

                                          SOUTHERN BANCSHARES (N.C.), INC.


Dated: November 14, 1996                __________________________________
                                        M.  J.  McSorley,   Vice President


Dated: November 14, 1996                __________________________________
                                        David A. Bean, Secretary/Treasurer