Form 10-K
period 1996-12-31
SOUTHERN BANCSHARES NC INC
filed 1997-03-28
CIK 703904

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1996.                         Commission File No. 0-10852

                    SOUTHERN BANCSHARES (N.C.), INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                         56-1538087
(State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                     Identification Number)

121 East Main Street                                           28365
Mount Olive, North Carolina                                 (Zip Code)
(Address of Principal Executive offices)

Registrant's Telephone Number,
 including Area Code:                                      (919)  658-7000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

           Series B non-cumulative preferred stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    _X__      No ___


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 21, 1997: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

The number of shares outstanding of the Registrant's common stock as of March 21, 1997: Common Stock, $5.00 par value - 119,918 shares

Documents Incorporated by Reference

1. Part II    Registrant's Annual Report to Shareholders

2. Part III   Registrant's Definitive Proxy Statement dated March 21, 1997

PART I

ITEM 1 - BUSINESS:

General

     Southern BancShares (N.C.), Inc., a Delaware corporation (hereinafter, with all of its subsidiaries, referred to as the "Registrant" or BancShares"), is a bank holding company pursuant to the provisions of the Bank Holding Company Act of 1956, as amended. BancShares is the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation ("SBS") which was formed in 1982 to become the parent company of Southern Bank and Trust Company ("Southern"), its principal operating subsidiary, which it acquired in late 1982. BancShares was formed in 1986 in order to effect the reincorporation in Delaware of the holding company of Southern Bank by the merger of SBS into BancShares, which was effective on December 28, 1986. All significant activities of the Registrant and its subsidiary are banking related so that the Registrant operates within one industry segment. Neither BancShares nor its subsidiary has any foreign operations.

     The operating subsidiary of BancShares is Southern Bank ("Southern"), which is engaged in commercial banking primarily in eastern North Carolina. Southern's predecessor bank was organized on January 29, 1901, as the Bank of Mount Olive. In 1913, it became the First National Bank and remained so until 1936 when it rechartered as the Bank of Mount Olive. In 1967, Southern acquired its present name. Over the years, Southern's growth has been generated principally through branching and by merging with four other banks:
Roanoke Chowan Bank, Roxobel, North Carolina in 1969, Merchants' and Farmers' Bank, Macclesfield, North Carolina in 1973, Tarheel Bank & Trust Co., Gatesville, North Carolina in 1986 and Citizens Savings Bank, Rocky Mount, North Carolina in 1993. Also in 1993, Southern acquired deposits in four branches of two savings institutions and an office of NationsBank in Pollocksville, North Carolina. In 1994 Southern acquired deposits in branches in Scotland Neck, North Carolina and Turkey, North Carolina from First Citizens Bank. In 1995 Southern acquired deposits in branches in Farmville, North Carolina; Garland, North Carolina; Kill Devil Hills, North Carolina and Salemburg, North Carolina from First Union National Bank. In 1995 Southern also acquired the deposits of a branch in Kill Devil Hills, North Carolina from First Citizens Bank. In 1996 Southern acquired deposits in a branch in Windsor, North Carolina from First Citizens Bank, acquired deposits in a branch in Edenton, North Carolina from United Carolina Bank and sold the deposits of its branch in Scotland Neck, North Carolina to Triangle Bank. Refer to "Related Parties" in Note 15 on page 42 of 1996 Annual Report of Southern BancShares (N.C.), Inc. in Exhibit number 13 for additional information regarding First Citizens Bank. In terms of total assets, at December 31, 1996, Southern is the twelfth largest bank in North Carolina.

Business

     Southern conducts a general banking business designed to meet the needs of the people of its market area. These services, all of which are offered at its 40 offices, include, among other items: taking deposits; cashing checks and providing for individual and commercial cash needs; and providing numerous checking and savings plans, including automatic transfer services, direct deposit, and banking by mail.

     Southern also makes commercial, consumer and mortgage loans at its 30 full service offices and provides individual retirement account service, safe deposit box rental, travelers' check service, and Master Card and Visa credit card programs.

     The Bank has eighteen automatic teller machines; one each in Ahoskie, Ayden, Belhaven, Bethel, Edenton, Farmville, LaGrange, Mount Olive, Murfreesboro, Nashville, Plymouth, Roanoke Rapids, Rocky Mount, Warsaw and Windsor, North Carolina and two in Kill Devil Hills, North Carolina. Southern has one satellite automatic teller machine at Duplin General Hospital in Kenansville, North Carolina.

     Southern does not operate in the international financing market.

     Southern has two wholly-owned subsidiaries: Goshen, Inc., which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern, and Goshen Properties, Inc., which manages property foreclosed upon by Southern.

Supervision and Regulation

     The business and operations of BancShares and Southern are subject to extensive federal and state governmental regulation and supervision.

     BancShares is a bank holding company registered with the Board of Governors of the Federal Reserve System (the ``Federal Reserve'') under the Bank Holding Company Act of 1956 as amended (the ``BHCA''), and is subject to supervision and examination by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of BancShares are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The BHCA prohibits BancShares from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits BancShares from engaging in, or acquiring ownership or control of more than 5 percent of the outstanding voting stock of any company engaged in, a nonbanking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by BancShares to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes ``undercapitalized,'' the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so, absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

     As a result of its ownership of a North Carolina-chartered commercial bank, BancShares also is registered with and subject to regulation by the North Carolina Commissioner of Banks under the state's bank holding company laws.
The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates and is in the process of formulating regulations in this area.

     Southern is a North Carolina commercial bank and its deposits are insured by the FDIC. It is subject to supervision and examination by and the regulations and reporting requirements of the North Carolina Commissioner of Banks (the ``Commissioner'') and the FDIC.

     Southern is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by Southern in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, Southern also is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, it would become ``undercapitalized'' (as such term is defined in the Federal Deposit Insurance
Act).

     Under current federal law, certain transactions between a depository institution and its affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and, in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.

     Southern is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. As an insured institution, Southern is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is, and continues to be, in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

     The Federal Reserve, the FDIC and the Commissioner all have broad powers to enforce laws and regulations applicable to BancShares and Southern and to require corrective action of conditions affecting the safety and soundness of Southern. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

Capital Requirements

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8 percent. At least half of the total capital is required to be Tier I capital. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3 percent in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of a least 1 percent to 2 percent above the stated minimum.

     Southern is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3 percent of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1 percent or 2 percent above the stated minimum, with a minimum leverage ratio of not less than 4 percent. The FDIC also requires Southern to have a ratio of total capital to risk-weighted assets of at least 8 percent.

Insurance Assessments

     Southern is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC adopted a transitional risk-based assessment schedule which became fully effective in January 1994 and provided for annual assessment rates ranging from .23 percent to .31 percent of an institution's average assessment base. During 1995, the FDIC reduced the Bank Insurance Fund (``BIF'') assessment rates for the highest rated banks to
 .04 percent, but left unchanged the .31 percent rate for the weakest banks; and, effective January 1, 1996, the FDIC again reduced BIF assessments to a range of 0 percent to .27 percent. These recent premium reductions do not affect the deposit premiums paid on Savings Association Insurance Fund (``SAIF'') insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered ``well capitalized'', ``adequately capitalized'' or``under capitalized'', as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department.

     The Deposit Insurance Funds Act of 1996 (``DIFA96'') required the FDIC to impose a one-time special assessment on SAIF-assessable deposits, including those held by BIF-member OAKAR (``OAKAR'') institutions such as Southern to capitalize the SAIF to its target Designated Reserve Ratio. Southern was accordingly assessed $569 thousand in September 1996.

     The DIFA96 also required that, beginning January 1, 1997, BIF banks and OAKAR institutions would begin to be charged a separate assessment for the Financing Corporation (``FICO'') funding requirements. The FICO rate is not tied to the FDIC risk classification and is subject to change by the FDIC within certain limitations.

     The FICO rate for the first quarter of 1997 was set at an annual rate of
6.48 basis points of OAKAR adjusted deposits as defined by the FDIC and 1.296 basis points of BIF adjusted deposits. At December 31, 1996 the FICO assessable OAKAR deposit base for Southern was $94 million and the BIF deposit base was $367 million. If Southern's deposits remained at these levels and the FDIC maintained the same rates, the expense for the FICO obligation for Southern would be approximately $109 thousand for 1997.

Change in Control

     State and federal law restricts the amount of voting stock of a bank holding company, or a bank, that a person may acquire without the prior approval of banking regulators.

     Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved that proposed transaction. A person will be deemed to have acquired ``control'' of a bank holding company or bank if that person, directly or indirectly, (i) owns, controls or has the power to vote 10 percent or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy. Federal law imposes additional restrictions on acquisitions of stock
in bank holding companies and insured banks.   Under the federal Change in Bank
Control Act and regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25 percent or more of any class of voting securities of, any bank holding company or insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition.

     Under the Act, a change in control is presumed to occur if, among other things, a person or group acquires more than 10 percent of any class of voting stock of a holding company or insured bank and, after such acquisition, the acquirer will be the largest shareholder.

Interstate Banking and Branching

     Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the ``Interstate Banking Law ''). Acquisitions will be subject to anti-trust provisions that cap at 10 percent the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30 percent the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30 percent cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1,1997, or it can ``opt out'' and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states, by opening new branches or acquiring existing branches of other banks, if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Economic Considerations

     As a bank holding company whose primary asset is the capital stock of a commercial bank, BancShares is directly affected by regulatory measures affecting the banking industry in general. Additionally, since BancShares' banking business is centered in eastern North Carolina, the general state of the economy of eastern North Carolina, especially the agricultural sector, has a direct effect on its business and profitability.

     Among governmental regulators of primary importance is the Federal Reserve which acts as the nation's central bank and can directly affect money supply and thereby affect Southern's lending ability by increasing or decreasing its interest costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U. S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

     Southern is not a member of the Federal Reserve System, but is subject to reserve requirements imposed on non-member banks by the Federal Reserve. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Competition

     The banking laws of North Carolina allow statewide branching; therefore, commercial banking in the state is highly competitive. Southern competes directly in many of its markets with one or more of the largest banking organizations in North Carolina. Such competitors range in size to over $100 billion in consolidated resources (including resources represented by banking organizations in other states owned by or which control certain of such competitors), have broader geographic markets and higher lending limits and offer more services than Southern, and can, therefore, make more effective use of media advertising, support services and electronic technology than can BancShares or Southern.

Employees

     At December 31, 1996, Southern employed 257 full-time employees and 26 part-time employees. It is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares, Goshen and Goshen Properties do not have any separate employees.

Statistical Information

I.  AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
    AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

(Dollars in thousands, taxable-equivalent)



                                             DECEMBER 31, 1996           DECEMBER 31, 1995                DECEMBER 31, 1994
                                          AVERAGE           AVERAGE   AVERAGE           AVERAGE        AVERAGE           AVERAGE
ASSETS                                    BALANCE  INTEREST   RATE    BALANCE  INTEREST   RATE         BALANCE  INTEREST   RATE
Interest earning assets:
  Loans (1) (2)                          $310,389  $26,878   8.66%    $270,563  $24,338   9.00%        $242,360  $20,943   8.64%
  Taxable investment securities           126,594    7,984   6.31%     105,524    5,382   5.10%          94,772    3,720   3.93%
  Nontaxable investment securities (3)     25,914    2,291   8.84%      25,515    3,582  14.03%          32,722    3,317  10.14%
  Federal funds sold                        6,895      402   5.83%      14,378      810   5.63%           8,812      312   3.54%
                                          _______   ______   ____      _______  _______   ____          _______   ______   _____
     Total interest earning assets        469,792   37,555   7.99%     415,980   34,112   8.20%         378,666   28,292   7.47%
                                                    ______                       ______                           ______

Non-interest earning assets:
  Cash and due from banks                  15,726                       15,381                           12,265
  Premises and equipment, net              13,498                       10,974                            9,561
  Other                                    20,525                       14,164                            7,062
                                           ______                       ______                            _____
    Total assets                         $519,541                     $456,499                         $407,554
                                          =======                      =======                          =======


LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                         $70,443    1,227   1.74%     $59,926    1,262   2.11%         $56,913    1,193   2.10%
  Savings deposits                         83,761    2,202   2.63%      79,486    2,238   2.82%          84,006    2,085   2.48%
  Time deposits                           247,575   13,504   5.45%     217,752   11,910   5.47%         183,405    7,360   4.01%
  Short-term borrowed funds                 8,160      400   4.90%       6,280      336   5.35%           2,424       86   3.55%
  Long-term obligations                     2,021      117   5.79%       3,153      309   9.80%           4,356      320   7.35%
                                          _______   ______   ____      _______   ______   ____          _______    _____   ____
    Total interest bearing liabilities    411,960   17,450   4.24%     366,597   16,055   4.38%         331,104   11,044   3.34%
                                                    ______                       ______                           ______


Non-interest bearing liabilities:
  Demand deposits                          57,773                       50,088                           43,294
  Other                                     9,574                        5,157                            4,711
Shareholders' equity                       40,234                       34,657                           28,445
                                          _______                      _______                          _______

    Total liabilities and equity         $519,541                     $456,499                         $407,554
                                          =======                      =======                          =======


Interest rate spread (4)                                     3.75%                        3.82%                            4.13%
Net interest earnings and
 Net interest margin (5)                           $20,105   4.28%              $18,057   4.34%                  $17,248   4.55%



(1) Includes non-accrual loans
(2) Interest income includes related loan fee amounts which were immaterial.
(3) The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a 34% tax rate.
(4) Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

II.  AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
     ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL


(Dollars in thousands)                                          December 31,1996 Increase(Decrease)

                                                                     AMOUNT              AMOUNT              AMOUNT
                                                   TOTAL          ATTRIBUTABLE        ATTRIBUTABLE        ATTRIBUTABLE
                                                   CHANGE           TO CHANGE           TO CHANGE         TO CHANGE IN
                                                  1995-1996         IN VOLUME            IN RATE           RATE/VOLUME
ASSETS
Interest earning assets:
  Loans, net                                      $2,540              $3,584             ($920)               ($124)
  Taxable investment securities                    2,602               1,075             1,277                  250
  Non-taxable investment securities               (1,291)                 56            (1,327)                 (20)
  Federal funds sold                                (408)               (421)               29                  (16)
                                                   _____                _____             _____                ____
    Total interest income                          3,443                4,294             (941)                  90

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                                    (35)                 222             (222)                 (35)
  Savings deposits                                   (36)                 121             (151)                  (6)
  Time deposits                                    1,594                1,631              (44)                   7
  Short-term borrowed funds                           64                  101              (28)                  (9)
  Long-term obligations                             (192)                (111)            (126)                  45
                                                   _____                _____             ____                  ___
    Total interest expense                         1,395                1,964             (571)                   2

Net interest income                               $2,048               $2,330            $(370)                  $88




                                                                 December 31, 1995 Increase(Decrease)

                                                                      AMOUNT              AMOUNT              AMOUNT
                                                 TOTAL             ATTRIBUTABLE        ATTRIBUTABLE        ATTRIBUTABLE
                                                CHANGE               TO CHANGE           TO CHANGE         TO CHANGE IN
                                              1994-1995              IN VOLUME            IN RATE           RATE/VOLUME
ASSETS
Interest earning assets:
  Loans, net                                      $3,395               $2,437             $872                  $86
  Taxable investment securities                    1,662                  423            1,109                  130
  Non-taxable investment securities                  265                 (731)           1,276                 (280)
  Federal funds sold                                 498                  197              184                  117
                                                   _____                _____            _____                 ____
      Total interest income                        5,820                2,326            3,441                   53

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                                     69                   63                6                    0
  Savings deposits                                   153                 (112)             286                  (21)
  Time deposits                                    4,550                1,377            2,678                  495
  Short-term borrowed funds                          250                  137               44                   69
  Long-term obligations                              (11)                 (88)             107                  (30)
                                                   _____                _____            _____                 ____
    Total interest expense                         5,011                1,377            3,121                  513

Net interest income                                 $809                 $949             $320                ($460)
                                                    ====                =====            =====                 ====

III. INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities
    (dollars in thousands):


                                                                                           December 31,

                                                                                     1996      1995      1994
          U.S. Treasury and U.S. Government agencies and corporations               $108,592  $97,612   $78,513
          States and political subdivisions                                           35,086   33,749    29,528
          Other                                                                       25,011   17,445    14,111
                                                                                      ______   ______    ______

              Total                                                                 $168,689 $148,806  $122,152
                                                                                     =======  =======   =======


     The following table sets forth the maturities of investment securities at December 31, 1996 (dollars in thousands) and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale is not included.)

                                                                              Maturing

                                                                After One But        After Five But
                                          Within One Year     Within Five Years     Within Ten Years      After Ten Years
                                          Amount    Yield     Amount      Yield     Amount     Yield      Amount    Yield
U.S. Treasury and other
  U.S. Government agencies (1)           $59,978    6.01%     $46,455      5.74%      -          -        $2,125    6.46%
States and political subdivisions          7,999    6.49%       8,359      7.03%     9,271     6.34%       9,181    5.46%
Other (2)                                  8,712    5.22%        -           -        -          -           100    6.75%
                                          ______    ____       ______      ____     ______     _____       _____    ____
                                         $76,689    5.97%     $54,814      5.94%    $9,271     6.34%      $11,406   5.65%
                                          ======               ======                =====                 ======

(1) Mortgage-backed securities are included in the obligations of U.S. Government agencies and spread within the columns according to their anticipated repayment schedules.

(2) The "Within One Year" column of the "Other" category includes marketable equity securities held by BancShares. Accordingly, the yield on these securities represents anticipated dividend income rather than interest income.


IV.  LOAN PORTFOLIO

Analysis of loans by type and maturity


     The table below classifies loans by major category (dollars in thousands):

                                                                                            December 31,
                                                                         1996       1995       1994        1993       1992
Commercial, financial, and agricultural                                 $70,881    $57,398    $29,267     $23,672    $24,146
Real estate - construction                                                2,470      1,533      9,374       1,851      1,321
Real estate - mortgage                                                  206,870    189,315    174,694     181,060     93,337
Consumer                                                                 35,512     37,548     38,004      30,149     26,397
Lease Financing                                                           2,370      2,410      1,447         -          -
                                                                        _______    _______     ______      ______     ______
                                                                        318,103    288,204    252,786     236,732    145,201
Less: unearned income                                                      (348)      (244)      (175)        -          -
                                                                        _______    _______    _______     _______    _______
                                                                       $317,755   $287,960   $252,611    $236,732    $145,201
                                                                        =======    =======    =======     =======     =======


The following table identifies the maturities of all loans as of December 31, 1996 and addresses the sensitivity of these loans to changes in interest rates.




                                                               Within        After One Year But        After Five        Total
                                                              One Year       Within Five Years           Years

                                                               _________      ________________          _________      _________
Commercial and financial                                      $  33,070         $   25,344              $ 12,467      $   70,881
Real estate:
  Construction                                                    1,137              1,150                   183           2,470
  Mortgage                                                       59,694             98,064                49,112         206,870
Consumer                                                         23,964             10,740                   808          35,512
Lease Financing                                                     378              1,217                   427           2,022
                                                               _________         _________             _________        _________
        Total                                                  $118,243          $ 136,515              $ 62,997       $ 317,755
                                                               =========         =========             =========        =========
Fixed rate                                                    $  43,508          $ 104,370               $39,175        $187,053
Variable rate                                                    74,735             32,145                23,822         130,702
                                                               _________         _________             _________        _________
       Total                                                   $118,243          $ 136,515              $ 62,997       $ 317,755
                                                               =========         =========             =========        =========

Non-accrual, past-due, and restructured loans


The following analysis identifies other real estate owned and loans that were either non-accruing, past-due or restructured. Loans are placed on a non-accrual basis when they become 90 days past due and the ability of the borrower to comply with the present terms is doubtful.



                                                          December 31,

                                                       1996           1995           1994           1993           1992
Non-accrual loans                                  $    147       $     50     $       77     $       44        $     -
Restructured loans                                        8             -             204            221             240
Accruing loans past-due 90 days or more                 343            508            234            190             148
                                                       _____         _____          _____          _____           _____
  Total non-performing loans                       $    498       $    558     $      515     $      455        $    388
Other real estate owned                                  -              86          1,339          1,020             204
                                                       _____         _____          _____          _____           _____
  Total non-performing loans and assets            $    498       $    644     $    1,854     $    1,475        $    592
                                                       =====         =====          =====          =====           =====


     The amount of interest which would have been recorded in 1996, 1995 and 1994 on non-accrual and restructured loans had they been in accordance with the original terms throughout the period was immaterial.


V.  SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the allowance for loan losses:

     The table presented below summarizes activity in the allowance for loan losses for the five years ended (dollars in thousands):


                                                                                           December 31,

                                                                           1996      1995      1994      1993      1992
Allowance for possible loan losses - beginning of year                   $ 6,321   $ 6,653   $ 6,717   $ 3,553   $ 3,054

Charge-offs:
  Commercial, financial, and agricultural                                      5       -          90        10       142
  Real estate - construction                                                 -         -         -          -         -
  Real estate - mortgage                                                     106       242        26       381        -
  Installment                                                                428       220       181       358       242
  Lease Financing                                                             -         -         -          -         -
                                                                            _____    _____     _____     _____     _____
     Total charge-offs                                                       539       462       297       749       384
                                                                            _____    _____     _____     _____     _____
Recoveries:
  Commercial, financial, and agricultural                                      -        54        63        74        19
  Real estate - construction                                                  19       -         -          -         -
  Real estate - mortgage                                                     131        18        29        56       195
  Installment                                                                 91        58       141       126        69
  Lease Financing                                                              -       -         -          -         -
                                                                           _____    _____     _____     _____      _____
     Total recoveries                                                        241       130       233       256       283

Net charge-offs (recoveries)                                                 298       332        64       493       101
Additions charged to operations                                              140       -         -         300       600
Addition from Citizens Savings Bank                                            -       -         -       3,357         -
                                                                           _____     _____     _____     _____     _____
Allowance for possible loan losses - end of year                         $ 6,163   $ 6,321   $ 6,653   $ 6,717   $ 3,553


                                                                           =====     =====     =====     =====     =====
Average loans outstanding during the year                               $310,389  $270,563  $242,360  $191,653  $140,156
                                                                         =======   =======   =======   =======   =======
Ratio of net charge-offs (recoveries) to average loans outstanding        0.10%     0.12%     0.03%     0.26%     0.07%

     The allowances for possible loan losses is increased by charges to the provision for loan losses and reduced by loans charged off net of recoveries. Southern's provision is the amount necessary to maintain the allowance at a level considered adequate to provide for possible loan losses based on management's and independent external evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions.


Allocation of the allowance for possible loan losses:

     The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:

                                                                    December 31,

                                   1996                 1995                 1994                 1993                 1992
                                    % of loans           % of loans           % of loans           % of loans           % of loans
                                     in each             in each               in each              in each              in each
                                   category to          category to          category to          category to          category to
                           Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans
Commercial, financial
     and agricultural      $2,214         22%   $1,264       20%     $774        12%      $672        10%      $591        17%
Real estate - construction     76          1%       63        1%      247         4%        53         1%        32         1%
Real estate - mortgage      2,263         65%    3,709       65%    4,611        69%     5,137        76%     2,284        64%
Consumer                    1,537         11%    1,222       13%    1,021        15%       855        13%       646        18%
Lease Financing                73          1%       63        1%      -           -        -          -         -          -
                            _____        ___     _____      ___     _____       ___      _____       ___      _____       ___
                            6,163        100%   $6,321      100%   $6,653       100%    $6,717       100%    $3,553       100%
                            =====        ===     =====      ===     =====       ===      =====       ===      =====       ===



VI.  DEPOSITS


     The average monthly volume of deposits, which is considered representative of BancShares' operations, and the average rates paid on such deposits are presented below (dollars in thousands):


                                               1996               1995                1994
                                        Average   Average   Average   Average   Average   Average
                                        Balances   Rates    Balances   Rates    Balances   Rates
Non-interest bearing demand             $57,773      -     $50,088       -      $43,294     -
Interest bearing demand                  70,443    1.74%    59,926     2.11%     56,913    2.10%
Savings                                  83,761    2.63%    79,486     2.82%     84,006    2.48%
Time deposits                           247,575    5.45%   217,752     5.47%    183,405    4.01%
                                        _______            _______              ______
   Total deposits                      $459,552           $407,252             $367,618
                                        =======            =======              ======


     Maturities of time certificates of deposit of $100,000, or more, at December 31, 1996 are summarized as follows (dollars in thousands):

<CATEGORY>

Maturity Category
Three months or less                             $14,102
Over three through six months                     10,123
Over six months through twelve months             13,404
Over one year through five years                   7,584
Over five years                                      353
                                                 _______
                                                 $45,566
                                                 =======


VII.  RETURN ON EQUITY AND ASSETS

The following table presents certain ratios of BancShares:

                                                                                   December 31,

                                                                           1996       1995       1994
Return on assets (net income divided by average total assets)              0.84%      0.86%      0.90%

Return on equity - including Series C preferred
   (net income divided by average total equity)                           10.85%     11.29%     12.97%

Dividend payout ratio
   (Dividends declared per share divided by net income per share)         13.45%     13.57%     12.80%

Equity to assets ratio - including Series C preferred
   (Average equity divided by average total assets)                        7.74%      7.59%      6.98%


VIII.  CAPITAL ADEQUACY

The following table presents certain calculations of capital and related ratios:


                                                     December  31,
(Dollars in thousands)
                                               1996       1995        1994
 Total Shareholders' Equity                  $44,778    $37,163     $30,965
 Leverage Capital                             27,891     23,369      20,129
 Tier I Capital                               27,891     23,369      20,129
 Total Capital                                31,861     26,819      23,021

 Leverage Capital Ratio (1)                    5.46%      5.60%       5.20%
 Tier I Capital Ratio                          9.33%      8.92%       9.08%
 Total Capital Ratio (2)                      10.66%     10.24%      10.39%


(1) Financial institutions operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Financial institutions not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.

(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.


IX.  RATE OF INTERNAL CAPITAL GENERATION


                                                                    December  31,

                                                               1996      1995       1994
Return on average assets (based on net income)                 0.84%     0.86%      0.90%

Average equity as a percentage of total average assets         7.74%     7.59%      6.98%

Return on average equity                                      10.85%    11.29%     12.97%
   (Return on average assets ratio divided by average
    equity ratio)

Earnings retention                                            86.55%    86.43%     87.20%
   (Net income less dividends divided by net income)

Rate of internal capital generation                            9.39%     9.76%     11.31%
   (Return on average equity ratio times earnings
    retention ratio)



X.  INTEREST RATE SENSITIVITY ANALYSIS


(Dollars in Thousands)


                                                                                  December 31, 1996
                                                                                                              Non-Rate
                                                     1-30           31-90         91-180         181-365      Sensitive
                                                     Days            Days          Days           Days         & Over
                                                   Sensitive      Sensitive      Sensitive      Sensitive      1 Year      Total
Earning Assets:
Loans, net of unearned income                      $81,398        $65,932        $14,646        $29,869    $125,910       $317,755
Investment Securities                               31,925         10,515         15,252         41,326      69,671        168,689
Temporary Investments                               11,020           -              -              -           -            11,020
                                                   _______         ______         ______         ______     _______        _______
Total earning assets                              $124,343        $76,447        $29,898        $71,195    $195,581       $497,464
                                                   =======         ======         ======         ======     =======        =======


Interest-Bearing Liabilities:
Savings and core time deposits                    $187,985        $34,470        $51,216        $55,718    $105,611       $435,000
Time deposits of $100,000 and more                   5,492          8,610         10,122         13,405       7,937         45,566
Short-term borrowing                                 5,064            -              -              -           -            5,064
Long-term obligations                                1,400            -              -              -           -            1,400
                                                    ______         ______         ______         ______     _______        _______
Total interest bearing liabilites                 $199,941        $43,080        $61,338        $69,123    $113,548       $487,030
                                                   =======         ======         ======         ======     =======        =======
Other uses - net                                      -              -               -              -        10,434         10,434
Total uses - net                                  $199,941        $43,080        $61,338        $69,123    $123,982       $497,464
                                                   =======         ======         ======         ======     =======

Interest sensitive Gap                             (75,598)        33,367        (31,440)         2,072      71,599
Cumulative Interest Sensitive Gap                  (75,598)       (42,231)       (73,671)       (71,599)

Interest Sensitive Gap To Total Assets              14.14%          6.24%          -5.88%         0.39%      13.39%
Cumulative Interest Sensitive Gap To Total Assets  -14.14%         -7.90%         -13.78%       -13.39%        -


Interest sensitivity is continually changing. The table above reflects Bancshares' gap position at December 31, 1996 and does not necessarily represent its position on any other dates.


XII.  SHORT-TERM BORROWINGS


                                                           (Dollars in Thousands)
                                                        1996                    1995
                                                  Amount    Rate           Amount    Rate
Repurchase Agreements
          At December 31                          $3,838    4.22%          $1,081    4.37%
          Average during year                      2,934    4.04%           1,333    4.58%
          Maximum month-end balance during year    4,507                    1,773

U.S. Treasury tax and loan accounts
          At December 31                          $1,226     4.77%            388    4.41%
          Average during year                      1,052     5.09%          1,125    4.12%
          Maximum month-end balance during year    1,300                    2,888


ITEM 2 - PROPERTIES

     BancShares does not own or lease any real property. Except for five tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

     Southern's home office is located at 121 East Main Street, Mount Olive, North Carolina. At December 31, 1996 there were 40 Southern offices in North Carolina. These offices are listed in BancShares' 1996 Annual Report.

ITEM 3 - LEGAL PROCEEDINGS:

     There are no material legal proceedings to which BancShares or its subsidiaries are a party or to which any of their property is subject, other than ordinary, routine litigation incidental to the business of commercial banking.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

          None.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS:

         Information is incorporated herein by reference from pages 15 and 16 of the Registrant's 1996 Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA:

         Information is incorporated herein by reference from Table 1, Five-Year Financial Summary, Selected Average Balances and Ratios, on page 3 of Registrant's 1996 Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Information is incorporated herein by reference from pages 3 through 15 of Registrant's 1996 Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The following financial statements, independent auditors' report and supplementary data are incorporated herein by reference, from the page numbers indicated, in Registrant's 1996 Annual Report.

         Independent Auditors' Report                                      17

         Consolidated Balance Sheets as of December 31, 1996 and 1995      18

         Consolidated Statements of Income for the years ended
         December 31, 1996, 1995 and 1994                                  19

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                  20

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended 1996, 1995 and 1994                           21

         Notes To Consolidated Financial Statements                     22-42

         Supplementary Data                                                16

         The Independent Auditors' Report on the Consolidated Statements of Income, Cash Flows and Changes in Shareholders' Equity for the year ended December 31, 1994 is included in exhibit 99.2 and is incorporated herein by reference.


ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

         Previously reported by Form 8-K, dated January 18, 1995 filed January 24, 1995, as amended by Form 8-K/A 1 dated January 31, 1995 and Form 8-K/A 2 dated April 6, 1995.

PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information under the captions "PROPOSAL 1: ELECTION OF DIRECTORS" and ``Executive Officers'' on pages 6 through 7 and page 10 of Registrant's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION:

     The information under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plan", and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" on page 8 and pages 11-12 of the Registrant's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "OWNERSHIP OF VOTING SECURITIES BY MANAGEMENT" on pages 2 through 5 of the Registrant's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information contained in "Transactions with Management" on page 14 of the Registrant's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON FORM 8-K:

     (a) 1. Financial Statements

            The following consolidated financial statements of Southern BancShares (N.C.), Inc. and subsidiary, and Independent Auditors' Report theron, are incorporated herein by reference from Registrant's 1996 Annual Report to Shareholders.

            .  Independent Auditors' Report

            .  Consolidated Balance Sheets at December 31, 1996 and 1995

            . Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

            . Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            . Consolidated Statements of Changes in Shareholders' equity for the years ended December 31, 1996, 1995 and 1994

            .  Notes to Consolidated Financial Statements


             The Independent Auditors' Report on the Consolidated Statements of Income, Cash Flows and Changes in Shareholders' Equity for the year ended December 31, 1994 is included in Exhibit 99.2 and is incorporated herein by reference.

         2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are incorporated herein by reference from Registrant's 1996 Annual Report to Shareholders.




         3.  Exhibits



             The following exhibits are filed or incorporated herewith as part of this report on Form 10-K:


            Exhibit                        Description of Exhibits
            Number

            3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibits 3.1, and 3.2 respectively, to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 33-8581) filed October 20, 1986 and incorporated herein by reference)

            3.2 Registrant's Bylaws (filed as Exhibit 3. to the Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference)

            4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

            10.1* Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

            10.2* Seventh Amendment to Noncompetition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed herewith)

            10.3* Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

            13 Registrant's 1996 Annual Report to Shareholders (filed herewith)

            22         Subsidiaries of the Registrant (filed herewith)

            99.1** Registrant's definitive Proxy Statement dated March 21, 1997 for the 1997 Annual Shareholders' Meeting

            99.2 Independent Auditors' Report of Price Waterhouse LLP (filed herewith)



     (b)    Reports on Form 8-K


            No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1996.

 * Denotes a Management Contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

 **    Not being refiled



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MARCH 21, 1997 SOUTHERN  BANCSHARES  (N.C.),  INC.

                         /s/ R. S. Williams
                    By:  ____________________________________________________
                         R. S. Williams, President and Chairman of  the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                   Title                 Date


/s/R. S. Williams      Chairman of the Board of    March 21, 1997
R. S. Williams         Directors and President

/s/David A. Bean      Treasurer (principal         March 21, 1997
David A. Bean         financial and accounting
                      officer)

                            Director
Bynum R. Brown

/s/William H. Bryan         Director               March 21, 1997
William H. Bryan

/s/D. Hugh Carlton          Director               March 27, 1997
D. Hugh Carlton

/s/Robert J. Carroll        Director               March 25, 1997
Robert J. Carroll

/s/Hope H. Connell          Director               March 24, 1997
Hope H. Connell

/s/J. Edwin Drew            Director               March 26, 1997
J. Edwin Drew

/s/Moses B. Gillam, Jr      Director               March 25, 1997
Moses B. Gillam, Jr.

/s/Leroy C. Hand, Jr.       Director               March 26, 1997
LeRoy C. Hand, Jr.

/s/Frank B. Holding         Director               March 21, 1997
Frank B. Holding

/s/M. J. McSorley           Director               March 21, 1997
M. J. McSorley

/s/W. B. Midyette, Jr.      Director               March 27, 1997
W. B. Midyette, Jr.

/s/W. Hunter Morgan         Director               March 25, 1997
W. Hunter Morgan

/s/Charles I. Pierce        Director               March 25, 1997
Charles I. Pierce, Sr.

/s/W. A. Potts              Director               March 21, 1997
W. A. Potts

/s/Charles L. Revelle, Jr.  Director               March 28, 1997
Charles L. Revelle, Jr.

/s/ Charles O. Sykes        Director               March 21, 1997
Charles O. Sykes

/s/John N. Walker           Director               March 21, 1997
John N. Walker