Form 10-K/A
period 1996-12-31
SOUTHERN BANCSHARES NC INC
filed 1997-03-31
CIK 703904

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

/s/W. A. Potts              Director               March 21, 1997
W. A. Potts

/s/Charles L. Revelle, Jr.  Director               March 28, 1997
Charles L. Revelle, Jr.

/s/ Charles O. Sykes        Director               March 21, 1997
Charles O. Sykes

/s/John N. Walker           Director               March 21, 1997
John N. Walker

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

(Dollars in thousands)

Note 13.  Parent Company Financial Statements (continued)

PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                               1996       1995      1994

OPERATING ACTIVITIES:
     Net income ..........................................................   $ 4,364    $ 3,913    $ 3,688
     Adjustments to reconcile net income to net cash provided by operating activities:
            Equity in undistributed net income of subsidiary .............    (1,808)    (1,665)    (1,189)
            Increase in accrued liabilities ..............................       642        153          5
            Increase (decrease) in interest payable ......................       (39)         9          4
                                                                               -----      -----      -----
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................     3,159      2,410      2,508
                                                                               -----      -----      -----
INVESTING ACTIVITIES:
   Purchase of  investments ..............................................    (1,318)      (444)      --
                                                                               -----      -----      -----
NET CASH USED IN  INVESTING ACTIVITIES ...................................    (1,318)      (444)      --
                                                                               -----      -----      -----
FINANCING ACTIVITIES:

   Dividends paid ........................................................      (587)      (531)      (472)
   Purchase and retirement or redemption of stock ........................       (12)      (253)      (878)
   Principal payments on note payable ....................................    (1,200)    (1,200)    (1,200)
                                                                               -----      -----      -----
NET CASH USED IN FINANCING ACTIVITIVIES ..................................    (1,799)    (1,984)    (2,550)
                                                                               -----      -----      -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        42        (18)       (42)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR .......................         4         22         64
                                                                               -----      -----      -----
CASH AND CASH EQUIVALENTS AT THE END OF YEAR .............................   $    46    $     4    $    22
                                                                               =====      =====      =====
