Form 10-Q
period 1997-03-31
SOUTHERN BANCSHARES NC INC
filed 1997-05-13
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1997.            Commission File No. 0-10852

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

                               Yes _X_   No ___

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                119,918 shares


SOUTHERN BANCSHARES (N.C.), INC                                                                    March 31,         December 31,
CONSOLIDATED BALANCE SHEETS                                                                          1997                1996
                                                                                                   ________            ________
(Dollars in thousands except per share data)                                                     (Unaudited)
S>
ASSETS
Cash and due from banks                                                                             $24,033             $21,445
Federal funds sold                                                                                    2,825              11,020
Investment securities:
   Held-to-maturity, at amortized cost (fair value $61,261 and $64,559, respectively)                60,626              63,676
   Available-for-sale, at fair value (amortized cost $93,949 and $88,504, respectively)             109,462             105,013
Loans, net of unearned income                                                                       328,791             317,755
   Less allowance for loan losses                                                                    (6,245)             (6,163)
                                                                                                    _______             _______
Net Loans                                                                                           322,546             311,592
Premises and equipment                                                                               16,391              15,439
Accrued interest receivable                                                                           4,480               3,999
Intangible assets                                                                                     5,589               5,991
Other assets                                                                                          1,719               2,583
                                                                                                    _______             _______
       Total assets                                                                                $547,671            $540,758
                                                                                                    =======             =======
LIABILITIES
Deposits:
   Noninterest-bearing                                                                             $ 58,810            $ 64,089
   Interest-bearing                                                                                 422,086             416,477
                                                                                                    _______             _______
Total deposits                                                                                      480,896             480,566

Short-term borrowings                                                                                 6,732               5,064
Long-term obligations                                                                                 6,100               1,400
Accrued interest payable                                                                              3,681               3,204
Other liabilities                                                                                     5,527               5,746
                                                                                                    _______             _______
        Total liabilities                                                                           502,936             495,980
                                                                                                    _______             _______
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized and 407,752 shares issued and outstanding at March 31, 1997 and
    December 31, 1996                                                                                 1,986               1,986
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized and 43,631 shares issued and outstanding at March 31, 1997 and December 31,
    1996                                                                                                578                 578
Common  stock, $5  par  value;  158,485  shares authorized and 119,918 shares issued
   and outstanding at March 31, 1997 and December 31, 1996                                              600                 600
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    21,332              20,718
Unrealized gain on securities available-for-sale, net of tax                                         10,239              10,896
                                                                                                    _______             _______
              Total shareholders' equity                                                             44,735              44,778
                                                                                                    _______             _______
              Total liabilities and shareholders' equity                                           $547,671            $540,758
                                                                                                    =======             =======

The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                       Three Months Ended March  31,
                                                                                            1997            1996
(Dollars in thousands except share and per share data)
Interest income:
   Loans                                                                                   $6,906          $6,355
   Investment securities:
     U. S. Government                                                                       1,588           1,639
     State, county and municipal                                                              533             555
     Other                                                                                    118              95
                                                                                            _____           _____
        Total investment securities interest income                                         2,239           2,289
  Federal funds sold                                                                          110             240
                                                                                            _____           _____
           Total interest income                                                            9,255           8,884

Interest expense:
   Deposits                                                                                 4,309           4,359
   Short-term borrowings                                                                       52              29
   Long-term obligations                                                                        2              60
                                                                                            _____           _____
           Total interest expense                                                           4,363           4,448
                                                                                            _____           _____
           Net interest income                                                              4,892           4,436
    Provision for loan losses                                                                  60             -
                                                                                            _____           _____
            Net interest income after provision for loan losses                             4,832           4,436

Noninterest income:
    Service charges on deposit accounts                                                       648             662
    Other service charges and fees                                                            208             179
    Investment securities gains, net                                                        3,534              -
    Insurance commissions                                                                      17              64
    Gain (loss) on sale of loans                                                              (10)             36
    Other                                                                                      73             110
                                                                                            _____           _____
         Total noninterest income                                                           4,470           1,051

Noninterest expense:
    Personnel                                                                               2,088           1,865
    Intangibles amortization                                                                  402             413
    Data processing                                                                           353             360
    Furniture and equipment                                                                   384             346
    Occupancy                                                                                 325             286
    FDIC insurance assessment                                                                  27              62
    Charitable contributions                                                                4,072               4
    Other                                                                                     814             764
                                                                                            _____           _____
         Total noninterest expense                                                          8,465           4,100
                                                                                            _____           _____
Income before income taxes                                                                    837           1,387
Income taxes                                                                                   80             455
                                                                                             ____            ____
         Net income                                                                          $757            $932
                                                                                             ====            ====
Per share information:
  Net income applicable to common shares                                                    $5.48           $6.94
  Cash dividends declared on common shares                                                    .37             .375
  Weighted average common shares outstanding                                              119,918          119,918
                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                          Preferred Stock                                           Unrealized
                                          _______________          Common                         gain (loss) on
                                      Series B       Series C      Stock                            securities
                                      ________       ________      _____                            available-      Total
(dollars in thousands                                                                 Retained      for-sale     Shareholders'
  except per share data)            Shares Amount Shares Amount Shares Amount Surplus Earnings     net of taxes     Equity
                                    _____________ _____________ _____________ _______ ________     ____________     ______

BALANCE, DECEMBER 31, 1995         408,728 $1,991 43,631 $578   119,918 $600  $10,000  $16,948        $7,046       $37,163

Net Income                                                                                 932                         932

Cash dividends:
 Common stock ($.375 per share)                                                            (44)                        (44)
 Preferred B  ($.22  per share)                                                            (90)                        (90)
 Preferred C  ($.22  per share)                                                            (10)                        (10)

Change in unrealized gain on
 available-for-sale securities,
 net of taxes                                                                                            639           639
                                   _______  _____ ______  ___   _______  ___   ______   ______         _____        ______
BALANCE, MARCH 31, 1996            408,728 $1,991 43,631 $578   119,918 $600  $10,000  $17,736        $7,685       $38,590

BALANCE,  DECEMBER 31, 1996        407,752 $1,986 43,631 $578   119,918 $600  $10,000  $20,718       $10,896       $44,778

Net income                                                                                 757                         757

Cash dividends:
  Common stock ($.37 per share)                                                            (43)                        (43)
  Preferred B  ($.22 per share)                                                            (90)                        (90)
  Preferred C  ($.22 per share)                                                            (10)                        (10)

Change in unrealized gain on
  available-for-sale securities,
  net of taxes                                                                                          (657)         (657)
                                   _______  _____ ______  ___   _______  ___   ______   ______        ______        ______
BALANCE, MARCH 31, 1997            408,752 $1,986 43,631 $578   119,918 $600  $10,000  $21,332       $10,239       $44,735
                                   =======  ===== ======  ===   =======  ===   ======   ======        ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)
                                                                                         Three months ended March 31,
(Thousands)                                                                                  1997            1996
OPERATING ACTIVITIES:
     Net income                                                                              $757            $932
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for loan losses                                                          60            -
            Contribution expense for donation of marketable equity securities               4,072            -
            Gain on contribution of marketable equity securities                           (3,529)           -
            Gains on sales and issuer calls of securities                                      (5)           -
            Loss on sale and abandonment of premises and equipment                             27            -
            Net (accretion) amortization on investments                                       (21)            (13)
            Amortization of intangibles                                                       402             414
            Depreciation                                                                      245             240
            Net increase in accrued interest receivable                                      (481)         (3,636)
            Net increase in accrued interest payable                                          477             298
            Net decrease in other assets                                                      864             468
            Net increase (decrease) in other liabilities                                     (219)            900
                                                                                            _____           _____
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         2,649            (397)
                                                                                            _____           _____
INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities held-to-maturity     14,703          12,634
   Purchases of investment securities held-to-maturity                                    (11,010)         (1,345)
   Purchases of investment securities available-for-sale                                   (6,264)        (19,162)
   Net increase in loans                                                                  (11,014)         (9,365)
   Additions to premises and equipment                                                     (1,226)           (969)
                                                                                           ______           _____
NET CASH USED IN INVESTING ACTIVITIES                                                     (14,811)        (18,207)
                                                                                           ______           _____
FINANCING ACTIVITIES:
   Net decrease in demand and interest bearing demand deposits                             (8,599)         (1,535)
   Net increase in time deposits                                                            8,929           7,523
   Net proceeds (repayments) of long-term obligations                                       4,700            (300)
   Net proceeds of short-term borrowings                                                    1,668           1,623
   Cash dividends paid                                                                       (143)           (144)
                                                                                           ______          ______
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   6,555           7,167
                                                                                           ______          ______
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,607)        (11,437)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                         32,465          42,906
                                                                                           ______          ______
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                            $26,858         $31,469
                                                                                           ======          ======
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest                                                                               $3,886          $1,485
    Income taxes                                                                              $96             $17
                                                                                           ======           =====
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale                                     ($996)           $969
                                                                                              ===             ===

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(Dollars in thousands)

Note 1. Summary of significant accounting policies

BancShares

    Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 39 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has two non-bank subsidiaries, Goshen, Inc. and Goshen Properties, Inc. whose insurance operations and property management operations complement the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina.

Principles of Consolidation

    The consolidated financial statements include the accounts of BancShares, and its wholly-owned subsidiary, Southern. The statements also include the accounts of Goshen, Inc. and Goshen Properties, Inc., wholly-owned subsidiaries of Southern. BancShares' financial resources are primarily provided by dividends from Southern and there are no material differences between the results of operations or financial position of BancShares or of Southern. All significant intercompany balances have been eliminated in consolidation.

Basis of Financial Statement Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1996, incorporated by reference in the 1996 Annual Report on Form 10-K.

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

Management Opinion

    The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.



Note 2.  Investment securities                                 March 31, 1997                          DECEMBER 31, 1996
                                                           Gross       Gross    Estimated             Gross      Gross   Estimated
(Dollars in thousands)                         Amortized Unrealized  Unrealized   Fair   Amortized  Unrealized Unrealized  Fair
                                                  Cost      Gains      Losses     Value     Cost       Gains     Losses    Value
                                                 _____    _________   ________   ______   _______    ________   ________ _________
    SECURITIES HELD-TO-MATURITY:
      U. S. Government                           $34,551                 (39)    $34,512   $36,311        91        -      $36,402
      Obligations of states
       and political subdivisions                 25,875        679               26,554    27,165       799       (4)      27,960
      Corporate securities                           200                  (5)        195       200        -        (3)         197
                                                  ______       ____      ____     ______    ______     _____       ___     _______
                                                  60,626        679      (44)     61,261    63,676       890       (7)      64,559
                                                  ======       ====      ====     ======    ======     =====       ===     =======
    SECURITIES AVAILABLE-FOR-SALE:
      U. S. Government                            76,131          8     (376)     75,763    70,121       -        (15)      70,106
      Marketable equity securities                 8,334     15,676               24,010     8,612    16,296      (97)      24,811
      Obligations of states
       and political subdivisions                  7,647        203      (36)      7,814     7,647       278       (4)       7,921
      Mortgage-backed securities                   1,837         38                1,875     2,124       106      (55)       2,175
                                                  ______     ______      ____     ______    ______    ______      ___      _______
                                                  93,949     15,925     (412)    109,462    88,504    16,680     (171)     105,013
                                                  ======     ======      ====     ======    ======    ======      ===      =======

         TOTALS                                 $154,575    $16,604    ($456)   $170,723  $152,180   $17,570    ($178)    $169,572
                                                 =======     ======     ====     =======   =======    ======      ===      =======

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                              March 31,       December 31,
                                                                1997              1996
                                                                ____              ____
Note 3. LOANS

   Loans by type were as follows:

   Commercial, financial and agricultural                     $79,669            $70,881
   Real estate - construction                                   3,588              2,470
   Real estate - mortgage                                     209,522            206,870
   Consumer                                                    33,782             35,512
   Lease financing                                              2,591              2,370
                                                              _______            _______
    Total loans                                               329,152            318,103
     Less unearned income                                        (361)              (348)
                                                              _______            _______
      Total loans less unearned income                       $328,791           $317,755
                                                              =======            =======
   Loans held for sale                                       $  2,671           $  4,143
   Loans serviced for others                                 $ 74,672           $ 73,202

                                                               March 31,       March 31,
(In thousands)                                                   1997            1996
                                                                 ____            ____
Note 4. ALLOWANCE FOR LOAN LOSSES

   Balance at beginning of year                                $6,163           $6,321
   Provision for loan losses                                       60              -
   Loans charged off                                              (57)             (92)
   Loan recoveries                                                 79               61
                                                                _____            _____
   Balance at end of the period                                $6,245           $6,290
                                                                =====            =====

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                  March 31,    December 31,
                                                    1997           1996
(In thousands)                                      ____           ____

Note 5. Premises and Equipment

    Land                                         $ 2,955          $2,783
    Buildings and improvements                    10,503           9,262
    Furniture and equipment                        5,915           5,804
    Construction-in-progress                       3,037           3,467
                                                  ______          ______
                                                  22,410          21,316
        Less: accumulated depreciation            (6,019)         (5,877)
                                                  ______          ______
                                                 $16,391         $15,439
                                                  ======          ======

Note 6. Earnings per common share

   Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders.

                                           Three Months Ended March 31,
                                                 1997         1996
                                                 ____         ____
   Net income                                    $757         $932
    Less: Preferred dividends                    (100)        (100)
                                                 ____         ____
   Net income applicable to common shares        $657         $832
                                                 ====         ====
   Weighted average common shares
      outstanding during the period           119,918      119,918
                                              =======      =======

SOUTHERN BANCSHARES ((N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

Note 7. RELATED PARTIES

    BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares. The first significant shareholder is a director of BancShares and, at March 31, 1997, beneficially owned 31,131 shares, or 25.96 percent, of BancShares' outstanding common stock and 22,171 shares, or 5.44 percent, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 28,127 shares, or 23.46 percent, of BancShares' outstanding common stock, and 17,205 shares, or 4.22 percent, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.22 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

    These two significant shareholders are directors and executive officers of the Corporation and at March 31, 1997, beneficially owned 2,567,982 shares, or
26.64 percent, and 1,694,935 shares, or 17.59 percent, respectively, of the Corporation's outstanding Class A common stock, and 632,021 shares, or 35.96 percent, and 184,507 shares, or 10.50 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 555,104 Class A common shares, or 5.76 percent, and 116,119 Class B Common shares, or 6.61 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company
("First Citizens"). Southern acquired a branch from First Citizens in the second quarter of 1996.

The following table lists the various charges paid to the Corporation during the three months ended:

                                         March 31,         March 31,
                                           1997              1996
                                         ________          ________
                                                           C>

    Data and item processing              $468                $424
    Forms, supplies and equipment           91                  40
    Trustee for employee benefit plans      16                  14
    Consulting Fees                         19                  18
    Trust investment services                6                   6
    Internal auditing services              34                   3
    Other services                          30                  44
                                          ____                ____
                                          $664                $549
                                          ====                ====

     Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation.
Correspondent account balances with the Corporation included in cash and due from banks totaled $6,721 at March 31, 1997 and $8,673 at December 31, 1996.


SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - FIRST THREE MONTHS OF 1997 VS. FIRST THREE MONTHS OF 1996

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION

     In the first three months of 1997, the net income of Southern BancShares decreased $175 from $932 in the first three months of 1996 to $757 in the first three months of 1997, a decrease of 19 percent. This decrease resulted primarily from a contribution expense of $4,071 that was partially offset by a securities gain of $3,529 and the resulting reduction in income tax related to the additional funding of a charitable foundation by the contribution of available-for-sale securities.

     Net income per share for the first three months of 1997 was $5.48 per common share, a decrease of $1.46, or 21 percent, from $6.94 in 1996. The return on average equity declined to 7.47 percent, for the period ending March
31, 1997, from 10.79 percent for the period ending March 31, 1996 and the return on average assets declined to .58 percent, for the period ending March
31, 1997, from .81 percent for the period ending March 31, 1996.  At March
31, 1997, BancShares' assets totaled $547,671 an increase of $6,913, or 1 percent, from the $540,758 reported at December 31, 1996. During this three month period, net loans increased $10,954 or 4 percent, from $311,592 to $322,546. During the three months ended March 31, 1997 investment securities increased $1,399, or 1 percent from $168,689 at December 31, 1996 to $170,088 at March 31, 1997. Total deposits increased $330, or 0 percent from $480,566 at December 31, 1996 to $480,896 at March 31, 1997. The above increases resulted from internal growth as there were no branch acquisitions or new branches opened by Southern in the quarter ended March 31, 1997.

INTEREST INCOME

     Interest and fees on loans increased $551, or 9 percent, from $6,355 for the three months ended March 31, 1996 to $6,906 for the three months ended
March 31, 1997. This increase was due to increased loan volume. Average loans for the three months ending March 31, 1997 were $324 million, an increase of 6 percent from $305 million for the prior year three month period. The yield on the loan portfolio was 8.6 percent in both the three months ended March 31, 1996 and March 31, 1997.

     Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $50, or 2 percent, from $2,289 in the three months ended
March 31, 1996 to $2,239 in the three months ended March 31, 1997. This decrease was due to a decrease in the yield of the investment portfolio that more than offset an increase in the volume of average investment securities for the three months ended March 31, 1997 to $148 million as compared to $147 million for the 1996 period. The yield on investment securities was 6.3 percent for the 1996 period ending March 31 and 6.0 percent in the 1997 period ending March 31.

     Interest income on federal funds sold decreased $130, or 54 percent, from $240 for the three months ended March 31, 1996 to $110 for the three months ended March 31, 1997. This decrease in income resulted primarily from the decrease in the average federal funds sold to $9 million for the three months ended March 31, 1997 from $18 million for the three months ended March
31, 1996. Average federal funds sold yields were 5.2 percent for the three months ended March 31, 1997 down from 5.5 percent for the three months ended
March 31, 1996.

     Total interest income increased $371, or 4 percent, from $8,884 for the three months ended March 31, 1996 to $9,255 for the three months ended March
31, 1997. This increase was primarily the result of volume increases more than offsetting a slight overall decrease in average earning asset interest yields. Average earning asset interest yields for the three months ended
March 31, 1997 decreased to 7.7 percent from the 7.8 percent yield on average earning assets for the three months ended March 31, 1996. Average earning assets increased from $459 million in the three months ended March 31, 1996 to $480 million in the period ended March 31, 1997. This $21 million increase in the average earning assets resulted from internal growth as BancShares did not open any new branches or purchase any new branches during the quarter ended
March 31, 1997.

INTEREST EXPENSE

     Total interest expense decreased $85 or 2 percent, from $4,448 in the three months ended March 31, 1996 to $4,363 for the three months ended March
31, 1997. The principal reason for the decrease was a 50 basis point reduction in the regular savings rate during the quarter ended March 31, 1997 compared to the the rate paid on regular savings deposits in the quarter ended March 31, 1996. BancShares' total cost of funds decreased from 4.45 percent at March 31, 1996 to 4.13 percent one year later. Average interest bearing deposits were $425 million in the three months ended March 31, 1997, an increase of $26 million from the $399 million in the three months ending March 31, 1996.

NET INTEREST INCOME

     Net interest income was up $456, or 10 percent, from $4,436 for the three months ended March 31, 1996 to $4,892 for the three months ended March 31, 1997. This increase was primarily due to the increased earning asset volume and the reduction in the regular savings rate discussed above.

The net interest margin at March 31, 1997 was 3.58 percent, an increase of 25 basis points from 3.33 percent interest margin at March 31, 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For the three months ended March 31, 1997 management added $60 as a volume related addition to the provision for loan losses. Management made no such addition to the provision for loan losses for the three months ended March 31, 1996. During the first three months of 1997 management charged-off loans totaling $57 and received recoveries of $79, resulting in net recoveries of $22. During the same period in 1996, $92 in loans were charged-off and recoveries of $61 were received, resulting in net charge-offs of $31. The decrease in net charge-offs was due to both lower charge-offs and increased recoveries in 1997. The following table presents comparative Asset Quality ratios of the company:


                                                   March 31,    December 31,
                                                     1997          1996
Ratio of net loans charged off
       to average loans, net of unearned income      .00%           .10%

Allowance for loan losses
       to loans, net of unearned income             1.90%          1.94%

Non-performing loans
       to loans, net of unearned income              .31%           .16%

Non-performing loans and assets
        to total assets                              .19%           .09%

Allowance for loan losses
        to non-performing loans                      619%         1,238%


     The ratio of net charge-offs to average loans, net of unearned income outstanding decreased to .00 percent at March 31, 1997 from .10 percent at December 31, 1996 primarily due to increased recoveries of loans previously charged off. The allowance for loan losses represented 1.90 percent of loans, net of unearned income at March 31, 1997, a decrease of 4 basis points from the December 31, 1996 ratio of 1.94 percent. Loans, net of unearned income increased $11 million, or 3 percent, from December 31, 1996 to March 31, 1997.

     The increase in the ratio of nonperforming loans to loans, net of unearned income from .16 percent at December 31, 1996 to .31 percent at March 31, 1997 is the result of a slight performance decline in the loan portfolio. Nonperforming loans and assets to total assets increased to .19 percent at March 31, 1997 from .09 percent at December 31, 1996. The allowance for loan losses to nonperforming loans represented 619 percent of nonperforming loans at March 31, 1997, a decrease from the 1,238 percent at December 31, 1996.
This decrease is primarily the result of an increase in nonperforming loans to $1,009 at March 31, 1997 from $498 at December 31, 1996. The nonperforming loans at March 31, 1997 included $162 of nonaccrual loans, $847 of loans 90 days past due and no restructured loans. Other real estate at March 31, 1997 was $12. There was no other real estate at March 31, 1996.

     Management considers the March 31, 1997 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at March 31, 1997 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans have not materially changed since December 31, 1996. At March 31, 1997, Southern has no loans classified for regulatory purposes as loss or doubtful and $798 of loans classified as substandard. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

NONINTEREST INCOME

    Bancshares had an increase of $3,534 in net investment securities gains, in the quarter ended March 31, 1997 principally related to the donation of available-for-sale securities to the charitable foundation discussed above. BancShares had losses on the sale of mortgage loans of $10 in the three months ended March 31, 1997 compared to $36 in gains on the sales of mortgage loans in the three months ended March 31, 1996. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above decreased $69, or 7 percent, from $1,015 for the three months ended March 31, 1996 to $946 for the three months ended March 31, 1997.

NONINTEREST EXPENSE

     BancShares had an increase in charitable contribution expense of $4,068 in the quarter ended March 31, 1997 principally related to the available-for-sale securities donation to provide additional funding to the charitable foundation discussed above.

     Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing & supplies and other expenses, increased $297 or 7 percent, from $4,096 in the three months ended March 31, 1996 to $4,393 in the three months ended March 31, 1997.

     This increase was primarily due to an increase in personnel expense of $223, or 12 percent, from $1,865 at March 31 1996 to $2,088 at March 31, 1997 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from branch acquisitions in June and August of 1996.

INCOME TAXES

     In the three months ended March 31, 1997 BancShares had income tax expense of $80, a decrease of $375, or 82 percent, from $455 in the prior year period. This decrease was due both to reduced profitability resulting from the donation of the available-for-sale securities to the charitable foundation discussed above and the resulting tax benefits of this donation. The resulting effective tax rates based on the accruals for the three months ended in March 1997 and 1996 were 10 percent and 33 percent, respectively.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

     In the quarter ended March 31, 1997 BancShares borrowed an additional $5,000 and gave Southern an additional $5,000 in capital which improved each of Southern's capital ratios from the levels calculated at December 31, 1996.

     One of the regulator guidelines defines minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles. According to these guidelines, Southern's leverage capital ratio at March 31, 1997 was 6.28 percent. At December 31, 1996, Southern's leverage capital ratio was 5.46 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 1997, the Total RBC ratio was 11.84 percent. At December 31, 1996 the RBC ratio was 10.66 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

     The unrealized gains on securities available for sale at March 31, 1997 of $15.5 million and at December 31, 1996 of $16.5 million, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                          March 31,      December 31,
                                            1997            1996
Tier 1 capital                           $ 32,599        $ 27,891
Total capital                              36,622          31,861
Risk-adjusted assets                      309,181         298,862
Average tangible assets                   519,124         510,574

Tier 1 capital ratio                      10.54%  (1)      9.33%  (1)
Total capital ratio                       11.84%  (1)     10.66%  (1)
Leverage capital ratio                     6.28%  (1)      5.46%  (1)

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized," as defined by the FDIC.


LIQUIDITY

     Liquidity refers to the ability of Southern to generate sufficient funds to meet its financial obligations and commitments at a reasonable cost. Maintaining liquidity ensures that funds will be available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of other deposits and liabilities. Past experiences help management anticipate cyclical demands and amounts of cash required. These obligations can be met by existing cash reserves or funds from maturing loans and investments, but in the normal course of business are met by deposit growth.

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 27 percent at March 31, 1997 and 30 percent at December 31, 1996.

     The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 1997 and 1996, respectively. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans.
At March 31, 1997 and at December 31, 1996 jumbo time deposits represented 11 percent and 9 percent, respectively, of total deposits.

     Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way. The following table presents comparative liquidity ratios of BancShares:

                                                      March 31,    December 31, Legal
                                                        1997           1996     Limits
Loans, net of unearned income to total deposits          68%            66%      80% (1)

Interest-bearing deposits to total deposits              88%            87%

Jumbo interest-bearing deposits to total deposits        11%             9%

Loans, net of unearned income to total assets            60%            59%      70% (1)

Liquidity                                                27%            30%      25% (2)

Temporary investments to volatile liabilities (3)       144%           120%     100% (2)

Volatile liability dependency                            -6%            -3%     0 or (-)

(1)  Maximum
(2)  Minimum
(3)  Volatile Liabilities include certificates of deposit of $100,000 or more, repurchase agreements, and the Treasury Tax and Loan Account.


ACCOUNTING AND REGULATORY MATTERS

     In September 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or the setting aside of assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate.
SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be only applied on a prospective basis. The application of SFAS 125 is not anticipated to have a material impact on BancShares financial condition or results of operations.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FSAB Statement No. 125, an Amendment to FASB Statement No. 125" ("Statement 127"). Statement 127 delays the implementation of certain provisions of Statement 125 because the changes required to be made to information systems and accounting processes to allow compliance with certain provisions of Statement 125 could not reasonably be expected to be made in time for adoption on January 1, 1997. As a result of Statement 127, Statement 125 guidance on transactions involving secured borrowings and collateral, repurchase agreements, dollar-roll, securities lending and similar transactions has been deferred until January 1, 1998. The impact from BancShares' adoption of Statement 125, as amended by Statement 127, is anticipated to be immaterial to BancShares' consolidated financial statements.

     In February 1997 , the FASB issued SFAS No. 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 provides specific guidance for the computation of basic and diluted EPS and supercedes Opinion 15, AICPA Accounting Interpretation 1-102 of Opinion 15, and other related accounting pronouncements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interium periods, with earlier application not permitted. Additionally, once adopted, restatement of all prior-period EPS data presented is required.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"). Statement 129 establishes standards for disclosing capital structure information for all entities and continues the requirements to disclose certain capital structure information found in APB Opinions No. 10, Omnibus Opinion-1966 and No. 15, Earnings per Share and FASB Statement No. 47, "Disclosure of Long-Term Obligations". Statement 129 requires summary explanations within the equity section of the financial statements of pertinent rights and privileges of the various securities outstanding such as dividend and liquidation preferences, voting rights, call or redemption terms, additional issue contract terms and aggregate and per-share amounts of arrearages in cumulative preferred dividends. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of BancShares and monitors the status of changes to issued exposure drafts and to proposed effective dates.

OTHER EVENTS

     BancShares has announced that Mr. John C. Pegram, Jr., Executive Vice President of Southern, will become President of Southern upon the retirement of Southern President M. J. McSorley on July 1, 1998.

     In the second quarter of 1997, BancShares expects to acquire the $13 million deposit Aurora, $6 million deposit Aulander and $4 million deposit Hamilton offices of Wachovia Bank of North Carolina, N.A. BancShares expects to pay a premium of approximately 6 percent on the deposits, or approximately $1.8 million.

     BancShares has made application to open its first offices in Wallace, Lumberton and Fairmont North Carolina. Subject to regulatory approval, these offices are planned to open in the fourth quarter of 1997.

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

                                          SOUTHERN BANCSHARES (N.C.), INC.
                                        /s/M. J. McSorley
Dated: May 13, 1997                     __________________________________
                                        M. J. McSorley, Vice President
                                        /s/David A. Bean
Dated: May 13, 1997                     __________________________________
                                        David A. Bean, Secretary/Treasurer