Form 10-Q
period 1997-06-30
SOUTHERN BANCSHARES NC INC
filed 1997-07-31
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1997.            Commission File No. 0-10852

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

                               Yes _X_   No ___

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                119,918 shares


SOUTHERN BANCSHARES (N.C.), INC                                                                    June 30,         December 31,
CONSOLIDATED BALANCE SHEETS                                                                          1997                1996
                                                                                                   ________            ________
(Dollars in thousands except per share data)                                                     (Unaudited)
ASSETS
Cash and due from banks                                                                             $28,557             $21,445
Federal funds sold                                                                                    6,375              11,020
Investment securities:
   Held-to-maturity,  at amortized cost  (fair value $55,855 and $64,559, respectively)              55,023              63,676
   Available-for-sale, at fair value (amortized cost $97,080 and $88,504, respectively)             114,565             105,013
Loans, net of unearned income                                                                       346,965             317,755
   Less allowance for loan losses                                                                    (6,149)             (6,163)
                                                                                                    _______             _______
Net Loans                                                                                           340,816             311,592
Premises and equipment                                                                               17,896              15,439
Accrued interest receivable                                                                           4,526               3,999
Intangible assets                                                                                     6,546               5,991
Other assets                                                                                            789               2,583
                                                                                                    _______             _______
       Total assets                                                                                $575,093            $540,758
                                                                                                    =======             =======
LIABILITIES
Deposits:
   Noninterest-bearing                                                                             $ 63,040            $ 64,089
   Interest-bearing                                                                                 442,797             416,477
                                                                                                    _______             _______
Total deposits                                                                                      505,837             480,566

Short-term borrowings                                                                                 6,732               5,064
Long-term obligations                                                                                 5,650               1,400
Accrued interest payable                                                                              4,564               3,204
Other liabilities                                                                                     5,290               5,746
                                                                                                    _______             _______
        Total liabilities                                                                           528,073             495,980
                                                                                                    _______             _______
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized and
    406,344 shares issued and outstanding at June 30, 1997 and 407,752 shares issued
    and outstanding at December 31, 1996                                                              1,980               1,986
Series C non-cumulative preferred stock, no par value;  43,631 shares authorized and
    43,631 shares issued and outstanding at June 30, 1997 and December 31,1996                          578                 578
Common stock,  $5 par value; 158,485 shares authorized and 119,918 shares issued and
    outstanding at June 30, 1997 and December 31, 1996                                                  600                 600
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    22,322              20,718
Unrealized gain on securities available-for-sale, net of tax                                         11,540              10,896
                                                                                                    _______             _______
              Total shareholders' equity                                                             47,020              44,778
                                                                                                    _______             _______
              Total liabilities and shareholders' equity                                           $575,093            $540,758
                                                                                                    =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                       Three Months Ended June 30,
                                                                                            1997            1996
(Dollars in thousands except share and per share data)
Interest income:
   Loans                                                                                   $7,191          $6,653
   Investment securities:
     U. S. Government                                                                       1,590           1,719
     State, county and municipal                                                              569             520
     Other                                                                                    266             146
                                                                                            _____           _____
        Total investment securities interest income                                         2,425           2,385
  Federal funds sold                                                                           95              64
                                                                                            _____           _____
           Total interest income                                                            9,711           9,102

Interest expense:
   Deposits                                                                                 4,548           4,198
   Short-term borrowings                                                                       72              91
   Long-term obligations                                                                      118              55
                                                                                            _____           _____
           Total interest expense                                                           4,738           4,344
                                                                                            _____           _____
           Net interest income                                                              4,973           4,758
    Provision for loan losses                                                                 -                20
                                                                                            _____           _____
            Net interest income after provision for loan losses                             4,973           4,738

Noninterest income:
    Service charges on deposit accounts                                                       677             674
    Other service charges and fees                                                            216             184
    Investment securities gains, net                                                           -                1
    Insurance commissions                                                                      30              28
    Gain (loss) on sale of loans                                                                4            (151)
    Other                                                                                      52             277
                                                                                            _____           _____
         Total noninterest income                                                             979           1,013

Noninterest expense:
    Personnel                                                                               2,164           1,991
    Intangibles amortization                                                                  443             405
    Data processing                                                                           465             330
    Furniture and equipment                                                                   384             360
    Occupancy                                                                                 336             299
    FDIC insurance assessment                                                                  28              74
    Charitable contributions                                                                    2              10
    Other                                                                                     857             753
                                                                                            _____           _____
         Total noninterest expense                                                          4,679           4,222
                                                                                            _____           _____
Income before income taxes                                                                  1,273           1,529
Income taxes                                                                                  130             415
                                                                                            _____           _____
         Net income                                                                        $1,143          $1,114
                                                                                            =====           =====
Per share information:
  Net income applicable to common shares                                                    $8.71           $8.46
  Cash dividends declared on common shares                                                    .37             .375
  Weighted average common shares outstanding                                              119,918          119,918
                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.                                                            (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                        Six Months Ended June 30,
(Dollars in thousands except share and per share data)                                      1997           1996
Interest income:
   Loans                                                                                  $14,097          $13,008
   Investment securities:
     U. S. Government                                                                       3,178            3,358
     State, county and municipal                                                            1,102            1,075
     Other                                                                                    384              241
                                                                                            _____            _____
       Total investment securities interest income                                          4,664            4,674
   Federal funds sold                                                                         205              304
                                                                                            _____            _____
          Total interest income                                                            18,966           17,986

Interest expense:
   Deposits                                                                                 8,857            8,556
   Short-term borrowings                                                                      124              121
   Long-term obligations                                                                      120              115
                                                                                            _____            _____
            Total interest expense                                                          9,101            8,792
                                                                                            _____            _____
            Net interest income                                                             9,865            9,194
   Provision for loan losses                                                                   60               20
                                                                                            _____            _____
           Net interest income after provision for loan losses                              9,805            9,174

Noninterest income:
    Service charges on deposit accounts                                                     1,325            1,336
    Other service charges and fees                                                            424              363
    Investment securities gains, net                                                        3,534                1
    Insurance commissions                                                                      47               92
    Gain (loss) on sale of loans                                                               (6)            (115)
    Other                                                                                     125              387
                                                                                            _____            _____
         Total noninterest income                                                           5,449            2,064

Noninterest expense:
    Personnel                                                                               4,252            3,856
    Intangibles amortization                                                                  845              818
    Data processing                                                                           818              690
    Furniture and equipment                                                                   768              706
    Occupancy                                                                                 661              585
    FDIC insurance assessment                                                                  55              136
    Charitable contributions                                                                4,074               14
    Other                                                                                   1,671            1,517
                                                                                           ______            _____
         Total noninterest expense                                                         13,144            8,322
                                                                                           ______            _____
Income before income taxes                                                                  2,110            2,916
Income taxes                                                                                  210              870
                                                                                            _____            _____
         Net income                                                                        $1,900           $2,046
                                                                                            =====            =====
Per share information:
  Net income applicable to common shares                                                   $14.19           $15.40
  Cash dividends declared on common shares                                                    .74              .75
  Weighted average common shares outstanding                                              119,918          119,918
                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                          Preferred Stock                                           Unrealized
                                          _______________          Common                            gain on
                                      Series B       Series C      Stock                            securities
                                      ________       ________      _____                            available-      Total
(dollars in thousands                                                                 Retained       for-sale    Shareholders'
  except per share data)            Shares Amount Shares Amount Shares Amount Surplus Earnings     net of taxes     Equity
                                    ______ ______ ______ ______ ______ ______ _______ ________     ____________     ______

BALANCE, DECEMBER 31, 1995         408,728 $1,991 43,631 $578   119,918 $600  $10,000  $16,948        $7,046       $37,163

Net Income                                                                               2,046                       2,046

Cash dividends:
 Common stock ($.75 per share)                                                            (90)                        (90)
 Preferred B  ($.44 per share)                                                           (180)                       (180)
 Preferred C  ($.44 per share)                                                            (19)                        (19)

Change in unrealized gain on
 available-for-sale securities,
 net of taxes                                                                                            765           765
                                   _______  _____ ______  ___   _______  ___   ______   ______         _____        ______
BALANCE, JUNE 30, 1996             408,728 $1,991 43,631 $578   119,918 $600  $10,000  $18,705        $7,811       $39,685

BALANCE,  DECEMBER 31, 1996        407,752 $1,986 43,631 $578   119,918 $600  $10,000  $20,718       $10,896       $44,778

Net income                                                                               1,900                       1,900

Purchases and retirements of stock  (1,408)    (6)                                          (9)                        (15)

Cash dividends:
  Common stock ($.74 per share)                                                            (89)                        (89)
  Preferred B  ($.44 per share)                                                           (179)                       (179)
  Preferred C  ($.44 per share)                                                            (19)                        (19)

Change in unrealized gain on
  available-for-sale securities,
  net of taxes                                                                                           644           644
                                   _______  _____ ______  ___   _______  ___   ______   ______        ______         ______
BALANCE, JUNE 30, 1997             406,344 $1,980 43,631 $578   119,918 $600  $10,000  $22,322       $11,540        $47,020
                                   =======  ===== ======  ===   =======  ===   ======   ======        ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)
                                                                                           Six months ended June 30,
(Thousands)                                                                                  1997            1996
OPERATING ACTIVITIES:
     Net income                                                                            $1,900          $2,046
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for loan losses                                                          60              20
            Contribution expense for donation of marketable equity securities               4,071            -
            Gain on contribution of marketable equity securities                           (3,529)           -
            Gains on issuer calls of securities                                                (5)             (1)
            Loss (gain) on sale and abandonment of premises and equipment                      32             (34)
            Net accretion on investments                                                      (44)            (29)
            Amortization of intangibles                                                       845             818
            Depreciation                                                                      486             472
            Net increase in accrued interest receivable                                      (527)         (3,267)
            Net increase (decrease) in accrued interest payable                             1,360            (480)
            Net decrease in other assets                                                    1,794             247
            Net increase (decrease) in other liabilities                                     (456)          1,068
                                                                                            _____           _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   5,987             860
                                                                                            _____           _____
INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities held-to-maturity     26,177          24,660
   Proceeds from maturities and issuer calls of investment securities available-for-sale    3,105             185
   Purchases of investment securities held-to-maturity                                    (17,764)         (4,685)
   Purchases of investment securities available-for-sale                                  (12,264)        (31,495)
   Net increase in loans                                                                  (27,694)        (29,769)
   Additions to premises and equipment                                                     (2,700)         (1,829)
   Net cash received for branches acquired                                                 19,730           3,018
                                                                                           ______           _____
NET CASH USED IN INVESTING ACTIVITIES                                                     (11,410)        (39,915)
                                                                                           ______           _____
FINANCING ACTIVITIES:
   Net decrease in demand and interest bearing demand deposits                            (14,195)         (7,586)
   Net increase in time deposits                                                           16,469           4,957
   Net proceeds (repayments) of long-term obligations                                       4,250            (600)
   Net proceeds of short-term borrowings                                                    1,668          21,677
   Cash dividends paid                                                                       (287)           (289)
   Purchase and retirement of stock                                                           (15)            -
                                                                                           ______          ______
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   7,890          18,159
                                                                                           ______          ______
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,467         (20,896)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                         32,465          42,906
                                                                                           ______          ______
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                            $34,932         $22,010
                                                                                           ======          ======
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest                                                                               $7,740          $5,545
    Income taxes                                                                             $799            $383
                                                                                           ======           =====
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale                                      $976          $1,159
                                                                                              ===           =====

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(Dollars in thousands)

Note 1. Summary of significant accounting policies

BancShares

    Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 41 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc. whose insurance operations complement the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina.

Principles of Consolidation

    The consolidated financial statements include the accounts of BancShares, and its wholly-owned subsidiary, Southern. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern, and Goshen Properties, Inc., a wholly-owned property management subsidiary of Southern, which was dissolved on April 17, 1997 with no material gain or loss.
BancShares' financial resources are primarily provided by dividends from Southern and there are no material differences between the results of operations or financial position of BancShares or of Southern. All significant intercompany balances have been eliminated in consolidation.

Basis of Financial Statement Presentation

    The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate and the valuation allowance for deferred tax assets. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1996, incorporated by reference in the 1996 Annual Report on Form 10-K.

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.


Note 2.  Investment securities                          June 30, 1997                                 December 31, 1996
                                                      Gross       Gross    Estimated                  Gross      Gross   Estimated
(Dollars in thousands)                    Amortized Unrealized  Unrealized   Fair        Amortized  Unrealized Unrealized  Fair
                                             Cost      Gains      Losses     Value          Cost       Gains     Losses    Value
                                            _____    _________   ________   ______        _______    ________   ________ _________
    SECURITIES HELD-TO-MATURITY:
      U.  S. Government                     $32,302         70       -      $32,372        $36,311        91        -      $36,402
      Obligations of states
       and political subdivisions            22,521        777      (12)     23,286         27,165       799       (4)      27,960
      Corporate securities                      200                  (3)        197            200        -        (3)         197
                                             ______       ____      ____     ______         ______     _____       ___     _______
                                             55,023        847      (15)     55,855         63,676       890       (7)      64,559
                                             ======       ====      ====     ======         ======     =====       ===     =======
    SECURITIES AVAILABLE-FOR-SALE:
      U.  S. Government                      79,136         78      (88)     79,126         70,121       -        (15)      70,106
      Marketable equity securities            8,334     17,140       -       25,474          8,612    16,296      (97)      24,811
      Obligations of states
       and political subdivisions             7,542        314       -        7,856          7,647       278       (4)       7,921
      Mortgage-backed securities              2,068         41       -        2,109          2,124       106      (55)       2,175
                                             ______     ______      ____     ______         ______    ______      ___      _______
                                             97,080     17,573      (88)    114,565         88,504    16,680     (171)     105,013
                                             ======     ======      ====     ======         ======    ======      ===      =======

         TOTALS                            $152,103    $18,420    ($103)   $170,420       $152,180   $17,570    ($178)    $169,572
                                            =======     ======     ====     =======        =======    ======      ===      =======

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                              June 30,        December 31,
                                                                1997              1996
                                                                ____              ____
Note 3. LOANS

   Loans by type were as follows:

   Commercial, financial and agricultural                     $87,746            $70,881
   Real estate - construction                                   4,800              2,470
   Real estate - mortgage                                     216,051            206,870
   Consumer                                                    35,701             35,512
   Lease financing                                              3,105              2,370
                                                              _______            _______
    Total loans                                               347,403            318,103
     Less unearned income                                        (438)              (348)
                                                              _______            _______
      Total loans less unearned income                       $346,965           $317,755
                                                              =======            =======
   Loans held for sale                                       $  2,914           $  4,143
   Loans serviced for others                                 $ 75,555           $ 73,202

                                                               June 30,        June 30,
(In thousands)                                                   1997            1996
                                                                 ____            ____
Note 4. ALLOWANCE FOR LOAN LOSSES

   Balance at beginning of year                                $6,163           $6,321
   Provision for loan losses                                       60               20
   Loans charged off                                             (178)            (206)
   Loan recoveries                                                104              145
                                                                _____            _____
   Balance at end of the period                                $6,149           $6,280
                                                                =====            =====

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                  June 30,     December 31,
                                                    1997           1996
(In thousands)                                      ____           ____

Note 5. Premises and Equipment

    Land                                         $ 3,017          $2,783
    Buildings and improvements                    10,998           9,262
    Furniture and equipment                        6,253           5,804
    Construction-in-progress                       3,869           3,467
                                                  ______          ______
                                                  24,137          21,316
        Less: accumulated depreciation            (6,241)         (5,877)
                                                  ______          ______
                                                 $17,896         $15,439
                                                  ======          ======

Note 6. Earnings per common share

   Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders.

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                 1997         1996              1997         1996
                                                 ____        ____               ____         ____
   Net income                                  $1,143       $1,114            $1,900       $2,046
    Less: Preferred dividends                     (98)         (99)             (198)        (199)
                                                _____        _____             _____        _____
   Net income applicable to common shares      $1,045       $1,015            $1,702       $1,847
                                                =====        =====             =====        =====
   Weighted average common shares
      outstanding during the period           119,918      119,918           119,918      119,918
                                              =======      =======           =======      =======

SOUTHERN BANCSHARES ((N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

Note 7. RELATED PARTIES

    BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares. The first significant shareholder is a director of BancShares and, at June 30, 1997, beneficially owned 31,424 shares, or 26.20 percent, of BancShares' outstanding common stock and 22,171 shares, or 5.46 percent, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 28,127 shares, or 23.46 percent, of BancShares' outstanding common stock, and 17,205 shares, or 4.23 percent, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.23 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

    These two significant shareholders are directors and executive officers of the Corporation and at June 30, 1997, beneficially owned 2,568,053 shares, or
26.65 percent, and 1,694,936 shares, or 17.59 percent, respectively, of the Corporation's outstanding Class A common stock, and 632,146 shares, or 35.99 percent, and 184,632 shares, or 10.51 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 555,104 Class A common shares, or 5.76 percent, and 109,944 Class B Common shares, or 6.26 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern acquired a branch from First Citizens in the second quarter of 1996.

The following table lists the various charges paid to the Corporation during the three months ended:

                                         June 30,          June 30,
                                           1997              1996
                                         ________          ________

    Data and item processing              $867                $798
    Forms, supplies and equipment           93                  87
    Trustee for employee benefit plans      31                  32
    Consulting Fees                         38                  43
    Trust investment services               11                  12
    Internal auditing services              40                  26
    Other services                          42                  50
                                          ____               _____
                                        $1,122              $1,048
                                          ====               =====

     Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation.
Correspondent account balances with the Corporation included in cash and due from banks totaled $11,268 at June 30, 1997 and $8,673 at December 31, 1996.


SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - FIRST SIX MONTHS OF 1997 VS. FIRST SIX MONTHS OF 1996

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION

     In the first six months of 1997, the net income of Southern BancShares decreased $146 from $2,046 in the first six months of 1996 to $1,900 in the first six months of 1997, a decrease of 7 percent. One branch acquisition in 1996, three branch acquisitions in 1997, the opening of a new branch in 1996 and the sale of an existing branch in 1996 for a non-recurring gain of $213, resulted in increased net interest income for the six months ended June 30, 1997, increased other noninterest income for the six months ended June 30, 1996 and increased personnel expense and other related operating expenses for the six months ended June 30, 1997. Losses on the sales of mortgage loans held-for-sale decreased $109 in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. A first quarter 1997 donation of available-for-sale securities resulted in a significant increase in charitable contributions expense which was more than offset by the resulting investment securities gains and resulting reduction in income taxes.

     Net income per common share for the first six months of 1997 was $14.19, a decrease of $1.21, or 8 percent, from $15.40 in 1996. The return on average equity declined to 9.37 percent, for the period ending June 30, 1997, from
11.58 percent for the period ending June 30, 1996 and the return on average assets declined to .75 percent, for the period ending June 30, 1997, from .87 percent for the period ending June 30, 1996. At June 30, 1997, BancShares' assets totaled $575,093, an increase of $34,335, or 6 percent, from the $540,758 reported at December 31, 1996. During this six month period, net loans increased $29,224 or 9 percent, from $311,592 to $340,816. During the six months ended June 30, 1997 investment securities increased $899, or 1 percent from $168,689 at December 31, 1996 to $169,588 at June 30, 1997. Total deposits increased $25,271, or 5 percent from $480,566 at December 31, 1996 to $505,837 at June 30, 1997. The above increases resulted principally from the 1997 branch acquisitions discussed below.

     Southern opened a branch in Whitakers, North Carolina in March, 1996 and in June 1996, Southern acquired approximately $7 million of the deposits of the Windsor, North Carolina office of First Citizens and sold approximately $4 million of the deposits of its Scotland Neck, North Carolina office to Triangle
Bank. Southern purchased $83 of the loans of the First Citizens', Windsor branch and sold $42 of the loans of its Scotland Neck branch. Southern paid a premium of $539, or approximately 7%, for the deposits of the Windsor branch.
This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements. Southern had a gain of $213, that is included in other noninterest income, on the sale of the Scotland Neck branch. Southern did not sell any branches in the 1997 period.

     Southern acquired approximately $12 million, $4 million and $5 million, respectively, of the deposits of the Aurora, Hamilton and Aulander offices of Wachovia Bank of North Carolina, N.A. in May 1997. Southern purchased approximately $.8 million, $.4 million and $.2 million of the loans of the respective branches and paid a premium of $1.3 million, or approximately 6%, for the deposits of the three branches. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

     The comparisons of the six months ending June 30, 1997 to the six months ending June 30, 1996 are accordingly impacted by the above transactions.

INTEREST INCOME

     Interest and fees on loans increased $1,089, or 8 percent, from $13,008 for the six months ended June 30, 1996 to $14,097 for the six months ended June
30, 1997. This increase was due to increased loan volume. Average loans for the six months ending June 30, 1997 were $330 million, an increase of 10 percent from $301 million for the prior year six month period. The yield on the loan portfolio was 8.7 percent in the six months ended June 30, 1996 and
8.8 percent in the six months ended June 30, 1997.

     Interest  income  from investment securities, including U. S. Treasury and
Government  obligations, obligations of state and county subdivisions and other securities  decreased  $10, or .2  percent, from $4,674 in the six months ended
June  30,  1996 to $4,664 in the six months ended June 30, 1997.  This decrease was  due  to a decrease in the yield of the investment portfolio that more than offset  an  increase in the volume of average investment securities for the six months  ended June 30, 1997 to $152 million as compared to $145 million for the
1996  period.   The yield on investment securities was 6.3 percent for the 1996 period ending June 30 and 6.0 percent in the 1997 period ending June 30.

     Interest income on federal funds sold decreased $99, or 33 percent, from $304 for the six months ended June 30, 1996 to $205 for the six months ended
June 30, 1997. This decrease in income resulted primarily from the decrease in the average federal funds sold to $8 million for the six months ended June 30, 1997 from an average of $11 million for the six months ended June 30, 1996.
Average  federal  funds  sold  yields were 5.2 percent for the six months ended
June 30, 1997 down from 5.4 percent for the six months ended June 30, 1996.

     Total interest income increased $980, or 5 percent, from $17,986 for the six months ended June 30, 1996 to $18,966 for the six months ended June 30, 1997. This increase was primarily the result of volume increases and a slight overall increase in average earning asset interest yields.

     Average  earning  asset  interest yields for the six months ended June 30,
1997  increased  to 7.85 percent from the 7.84 percent yield on average earning
assets  for  the  six  months  ended  June 30, 1996.   Average  earning  assets
increased  from  $457  million  in  the  six months ended June 30, 1996 to $489 million  in  the  period ended June 30, 1997.  This $32 million increase in the average  earning  assets  resulted  primarily  from  the acquisitions discussed above.

INTEREST EXPENSE

     Total interest expense increased $309 or 4 percent, from $8,792 in the six months  ended  June  30, 1996 to $9,101 for the six months ended June 30, 1997.
The  principal  reason  for  the increase was the acquisitions discussed above.
BancShares' total cost of funds decreased from 4.35 percent at June 30, 1996 to
4.20  percent  one  year  later.   Average  interest bearing deposits were $427
million  in the six months ended June 30, 1997, an increase of $28 million from the $399 million in the six months ending June 30, 1996.

NET INTEREST INCOME

     Net interest income increased $671, or 7 percent, from $9,194 for the six months ended June 30, 1996 to $9,865 for the six months ended June 30, 1997.
This increase was primarily due to the impact of the acquisitions discussed above, which increased interest earning assets.

The net interest margin at June 30, 1997 was 3.65 percent, an increase of 16 basis points from the 3.49 percent interest margin at June 30, 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For the six months ended June 30, 1997 management added $60 as a volume related addition to the provision for loan losses. Management made a $20 addition to the provision for loan losses for the six months ended June 30, 1996. During the first six months of 1997 management charged-off loans totaling $178 and received recoveries of $104, resulting in net charge-offs of $74. During the same period in 1996, $206 in loans were charged-off and recoveries of $145 were received, resulting in net charge-offs of $61. The increase in net charge-offs was principally due to decreased recoveries in 1997. The following table presents comparative Asset Quality ratios of
BancShares:


                                                   June 30,    December 31,
                                                     1997          1996
Ratio of net loans charged off
       to average loans, net of unearned income      .04%  *        .10%

Allowance for loan losses
       to loans, net of unearned income             1.77%          1.94%

Non-performing loans
       to loans, net of unearned income              .31%           .16%

Non-performing loans and assets
       to total assets                               .19%           .09%

Allowance for loan losses
       to non-performing loans                       564%         1,238%

  *  Annualized



     The ratio of net annualized charge-offs to average loans, net of unearned income outstanding decreased to .04 percent at June 30, 1997 from .10 percent at December 31, 1996 primarily due to increased loans. The allowance for loan losses represented 1.77 percent of loans, net of unearned income at June 30, 1997, a decrease of 17 basis points from the December 31, 1996 ratio of 1.94 percent. Loans, net of unearned income increased $29 million, or 9 percent, from December 31, 1996 to June 30, 1997.

     The ratio of nonperforming loans to loans, net of unearned income increased from .16 percent at December 31, 1996 to .31 percent at June 30, 1997. Nonperforming loans and assets to total assets increased to .19 percent at June 30, 1997 from .09 percent at December 31, 1996. The allowance for loan losses to nonperforming loans represented 564 percent of nonperforming loans at June 30, 1997, a decrease from the 1,238 percent at December 31, 1996. The above performance declines resulted primarily from an increase in nonperforming loans to $1,091 at June 30, 1997 from $498 at December 31, 1996. The nonperforming loans at June 30, 1997 included $327 of nonaccrual loans, $754 of accruing loans 90 days or more past due and no restructured loans.
BancShares had no assets classified as other real estate at June 30, 1997. Other real estate at June 31, 1996 was $35.

     Management considers the June 30, 1997 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at June 30, 1997 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans have not materially changed since December 31, 1996. At June 30, 1997, Southern has $4 of loans classified for regulatory purposes as loss, no loans classified as doubtful and $995 of loans classified as substandard. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

NONINTEREST INCOME

    Bancshares had an increase of $3,533 in net investment securities gains, in the six months ended June 30, 1997 principally related to the donation of available-for-sale securities discussed above.

BancShares had losses on the sale of mortgage loans of $6 in the six months ended June 30, 1997 compared to $115 in losses on the sales of mortgage loans in the six months ended June 30, 1996. Southern had a gain of $213, that is included in other noninterest income, on the Scotland Neck branch sale discussed above. Southern did not sell any branches in the period ending June
30, 1997. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above decreased $44, or 2 percent, from $1,965 for the six months ended June 30, 1996 to $1,921 for the six months ended June 30, 1997.

NONINTEREST EXPENSE

     BancShares  had  an  increase in charitable contribution expense of $4,060
in   the   six   months   ended  June  30,  1997  principally  related  to  the
available-for-sale  securities  donation discussed above.

     Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $762 or 9 percent, from $8,308 in the six months ended June 30, 1996 to $9,070 in the six months ended June 30, 1997.

     This increase was primarily due to an increase in personnel expense of $396, or 10 percent, from $3,856 at June 30 1996 to $4,252 at June 30, 1997 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions in June and August of 1996 and May 1997 discussed above.

INCOME TAXES

     In the six months ended June 30, 1997 BancShares had income tax expense of $210, a decrease of $660, or 76 percent, from $870 in the prior year period. This decrease was due both to reduced profitability resulting from the donation of the available-for-sale securities discussed above and the resulting tax benefits of this donation. The resulting effective tax rates based on the accruals for the six months ended in June 1997 and 1996 were 10 percent and 30 percent, respectively.

SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - SECOND QUARTER OF 1997 VS. SECOND QUARTER OF 1996

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION

     In the second quarter of 1997, the net income of Southern BancShares increased $29 from $1,114 in the second quarter of 1996 to $1,143 in the second quarter of 1997, an increase of 3 percent. One branch acquisition in 1996, three 1997 branch acquisitions and the sale of an existing branch in 1996 for a non-recurring gain of $213, resulted in increased net interest income for the three months ended June 30, 1997, increased other noninterest income in the three months ended June 30, 1996, and increased personnel expense and other related operating expenses in the three months ended June 30, 1997. Losses on the sales of mortgage loans held-for-sale in the three months ended June 30, 1996 were $151. In the three months ended June 30 1997 gains of $4 were realized on the sales of mortgage loans held-for-sale. The tax benefits of the 1997 first quarter contribution of available-for-sale securites resulted in significantly lower income taxes on the second quarter income before income taxes.

     Net income per share for the second quarter of 1997 was $8.71 per common share, an increase of $.25, or 3 percent, from $8.46 for the 1996 second quarter.

     In June 1996 Southern acquired approximately $7 million of the deposits of the Windsor, North Carolina branch of First Citizens and sold its $4 million deposit Scotland Neck, North Carolina branch to Triangle Bank. Southern purchased $83 of the loans of the First Citizens branch and sold $42 of the loans of its Scotland Neck branch. Southern paid First Citizens a premium of $539, or approximately 7%, for the deposits of the Windsor branch. This acquisition was accounted for as a purchase, and therfore, the results of operations prior to the purchase are not included in the consolidated financial statements. Southern had a gain of $213 on the 1996 second quarter sale of the Scotland Neck branch which is included in other noninterest income. Southern did not sell any branches in the second quarter of 1997.

     Southern acquired approximately $12 million, $4 million and $5 million of the deposits of the Aurora, Hamilton and Aulander offices of Wachovia Bank of North Carolina, N.A. in May 1997. Southern purchased $.8 million, $.4 million and $.2 million of the loans of the respective branches and paid a total premium of approximately $1.3 million, or approximately 6%, for the deposits of the three branches. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the financial statements.

     The  following  comparisons  of  the  quarter  ending June 30, 1997 to the
quarter   ending   June  30,  1996   are  accordingly  impacted  by  the  above
transactions.

INTEREST INCOME

     Interest and fees on loans increased $538, or 8 percent, from $6,653 for the quarter ended June 30, 1996 to $7,191 for the quarter ended June 30, 1997. This increase was due to increased loan volume. Average loans for the quarter ending June 30, 1997 were $337 million, an increase of 9 percent from $309 million for the prior year quarter. The yield on the loan portfolio was 8.7 percent in the quarter ended June 30, 1996 and 8.6 percent in the quarter ended June 30, 1997.

     Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $40, or 2 percent, from $2,385 in the quarter ended June 30, 1996 to $2,425 in the quarter ended June 30, 1997. This increase was due to a decrease in the yield of the investment portfolio to 5.87% for the quarter ended June 30, 1997 from 6.29% for the quarter ended June 30, 1996 combined with an increase in the volume of average investment securities for the quarter ended June 30, 1997 to $154 million as compared to $147 million for the quarter ended June 30, 1996.

     Interest income on federal funds sold increased $31, or 48 percent, from $64 for the quarter ended June 30, 1996 to $95 for the quarter ended June 30, 1997. This increase in income resulted primarily from the increase in the average federal funds sold to $7 million for the quarter ended June 30, 1997 from $5 million for the quarter ended June 30, 1996. Average federal funds sold yields were 5.3 percent for the quarter ended June 30, 1997 up from 5.2 percent for the quarter ended June 30, 1996.

     Total interest income increased $609, or 7 percent, from $9,102 for the quarter ended June 30, 1996 to $9,711 for the quarter ended June 30, 1997. This increase was primarily the result of volume increases more than offsetting a slight overall decrease in average earning asset interest yields. Average earning asset interest yields for the quarter ended June 30, 1997 decreased to
7.7 percent from the 7.8 percent yield on average earning assets for the quarter ended June 30, 1996. Average earning assets increased from $463 million in the quarter ended June 30, 1996 to $498 million in the quarter ended June 30, 1997. This $35 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

     Total interest expense increased $394 or 9 percent, from $4,344 in the quarter ended June 30, 1996 to $4,738 for the quarter ended June 30, 1997. The principal reason for the increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.24 percent for the quarter ended June 31, 1996 to 4.23 percent for the quarter ended June 30, 1997. Average interest bearing deposits were $433 million in the quarter ended June 30, 1997, an increase of $26 million from the $407 million in the quarter ending June 30, 1996.

NET INTEREST INCOME

     Net interest income was up $215, or 5 percent, from $4,758 for the quarter ended June 30, 1996 to $4,973 for the quarter ended June 30, 1997. This increase was primarily due to the increased earning asset volume resulting from the acquisitions discussed above.

     The net interest margin for the quarter ended June 30, 1997 was 3.50 percent, an increase of 7 basis points from 3.43 percent interest margin for the quarter ending June 30, 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For the quarter ended June 30, 1996 management added $20 as a volume related addition to the provision for loan losses. Management made no addition to the provision for loan losses for the quarter ended June 30, 1997. During the second quarter of 1997 Southern had net charge-offs of $97. During the same period in 1996 net charge-offs were $30. The increase in net charge-offs was due to both increased charge-offs and decreased recoveries in the second quarter of 1997 compared to the second quarter of 1996.

NONINTEREST INCOME

     BancShares had gains on the sale of mortgage loans of $4 in the quarter ended June 30, 1997 compared to $151 in losses on the sales of mortgage loans in the quarter ended June 30, 1996. Southern had a gain of $213, that is included in other noninterest income, on the sale of the Scotland Neck branch as discussed above. Southern did not sell any branches in the quarter ended June 30, 1997. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $24, or 3 percent, from $951 for the quarter ended June 30, 1996 to $975 for the quarter ended June 30, 1997.

NONINTEREST EXPENSE

     Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $457 or 11 percent, from $4,222 in the quarter ended June 30, 1996 to $4,679 in the quarter ended June 30, 1997.

     This increase was primarily due to an increase in personnel expense of $173, or 9 percent, from $1,991 for the quarter ended June 30 1996 to $2,164 for the quarter ended June 30, 1997 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions discussed above.

INCOME TAXES

     In the quarter ended June 30, 1997 BancShares had income tax expense of $130, a decrease of $285, or 69 percent, from $415 for the quarter ended June 30, 1996. This decrease was due to tax benefits resulting from the first quarter donation of available-for-sale securities discussed above. The resulting effective tax rates based on the accruals for the quarter ended in June 1997 and 1996 were 10 percent and 27 percent, respectively.

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

     One of the regulator guidelines defines minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles. According to these guidelines, Southern's leverage capital ratio at June 30, 1997 was 6.01 percent. At December 31, 1996, Southern's leverage capital ratio was 5.46 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 1997, the Total RBC ratio was 11.63 percent. At December 31, 1996 the RBC ratio was 10.66 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

     The unrealized gains on securities available for sale at June 30, 1997 of $17.5 million and $16.5 million at December 31, 1996, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                          June 30,       December 31,
                                            1997            1996
Tier 1 capital                           $ 32,215        $ 27,891
Total capital                              36,290          31,861
Risk-adjusted assets                      312,057         298,862
Average tangible assets                   536,428         510,574

Tier 1 capital ratio                      10.32%  (1)      9.33%  (1)
Total capital ratio                       11.63%  (1)     10.66%  (1)
Leverage capital ratio                     6.01%  (1)      5.46%  (1)

(1) These ratios exceed the minimum ratios for tier 1 capital of 6.00%, for total capital of 10.00% and for leverage capital of 5.00% required for a bank to be classified as "well capitalized," by the FDIC.


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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 29 percent at June 30, 1997 and 30 percent at December 31, 1996.

     The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 1997 and 1996, respectively.

     BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 1997 and at December 31, 1996 jumbo time deposits represented 11 percent and 9 percent, respectively, of total deposits.

     Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way. The following table presents comparative liquidity ratios of BancShares:

                                                      June 30,     December 31, Regulatory
                                                        1997           1996     Guidelines
Loans, net of unearned income to total deposits          69%            66%      80% (1)

Interest-bearing deposits to total deposits              88%            87%       N/A

Jumbo interest-bearing deposits to total deposits        11%             9%       N/A

Loans, net of unearned income to total assets            60%            59%      70% (1)

Liquidity                                                29%            30%      25% (2)

Temporary investments to volatile liabilities (3)       137%           120%     100% (2)

Volatile liability dependency                            -5%            -3%     0 or (-)

(1)  Maximum
(2)  Minimum
(3)  Volatile Liabilities include certificates of deposit of $100,000 or more, repurchase agreements, and the Treasury Tax and Loan Account.


ACCOUNTING AND REGULATORY MATTERS

     In September 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or the setting aside of assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be only applied on a prospective basis. The application of SFAS 125 did not have a material impact on BancShares financial condition or results of operations.

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

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 provides specific guidance for the computation of basic and diluted EPS and supercedes Opinion 15, AICPA Accounting Interpretation 1-102 of Opinion 15, and other related accounting pronouncements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, with earlier application not permitted. Additionally, once adopted, restatement of all prior-period EPS data presented is required. Management does not expect that adoption of this pronouncement will have a material effect on BancShares' consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"). Statement 129 establishes standards for disclosing capital structure information for all entities and continues  the  requirements  to disclose certain capital structure information found in APB Opinions No. 10, Omnibus Opinion-1996 and No. 15, Earnings per Share and FASB Statement No. 47, "Disclosure of Long-Term Obligations". Statement 129 requires summary explanations within the equity section of the financial statements of pertinent rights and privileges of the various securities outstanding such as dividend and liquidation preferences, voting rights, call or redemption terms, additional issue contract terms and aggregrate and per-share amounts of arrearages in cumulative preferred dividends. Statement 129 is effective for financial statements for periods ending after December 15, 1997. Management does not expect that adoption of this pronouncement will have a material effect on BancShares' consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Earlier application is permitted.
Management does not expect that adoption of this pronouncement will have a material effect on BancShares' consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131"). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Management does not expect that adoption of this pronouncement will have a material effect on BancShares' consolidated financial statements.

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

OTHER EVENTS

     BancShares previously announced that Mr. John C. Pegram, Jr., Executive Vice President of Southern and Vice President of BancShares, will become President of Southern upon the retirement of Southern President M. J. McSorley on July 1, 1998.

     Southern has received regulatory approval to open its first offices in Wallace, Lumberton and Fairmont North Carolina. Southern plans to open these offices in 1998.

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

                                            SOUTHERN BANCSHARES (N.C.), INC.
                                            /s/John C. Pegram, Jr.
Dated: July 31, 1997                        ___________________________________
                                            John C. Pegram, Jr., Vice President
                                            /s/David A. Bean
Dated: July 31, 1997                        ___________________________________
                                            David A. Bean, Secretary/Treasurer