Form 10-Q
period 1997-09-30
SOUTHERN BANCSHARES NC INC
filed 1997-11-10
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1997.       Commission File No. 0-10852

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

                               Yes _X_   No ___

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                119,918 shares


SOUTHERN BANCSHARES (N.C.), INC                                                                  September 30,       December 31,
CONSOLIDATED BALANCE SHEETS                                                                          1997                1996
                                                                                                   ________            ________
(Dollars in thousands except per share data)                                                     (Unaudited)
ASSETS
Cash and due from banks                                                                             $24,563             $21,445
Federal funds sold                                                                                    8,095              11,020
Investment securities:
   Held-to-maturity,  at amortized cost  (fair value $52,030 and $64,559, respectively)              51,124              63,676
   Available-for-sale, at fair value (amortized cost $93,070 and $88,504, respectively)             115,196             105,013
Loans, net of unearned income                                                                       354,380             317,755
   Less allowance for loan losses                                                                    (6,113)             (6,163)
                                                                                                    _______             _______
Net Loans                                                                                           348,267             311,592
Premises and equipment                                                                               18,371              15,439
Accrued interest receivable                                                                           5,118               3,999
Intangible assets                                                                                     5,955               5,991
Other assets                                                                                          5,739               2,583
                                                                                                    _______             _______
       Total assets                                                                                $582,428            $540,758
                                                                                                    =======             =======
LIABILITIES
Deposits:
   Noninterest-bearing                                                                             $ 67,316            $ 64,089
   Interest-bearing                                                                                 440,966             416,477
                                                                                                    _______             _______
Total deposits                                                                                      508,282             480,566

Short-term borrowings                                                                                 7,100               5,064
Long-term obligations                                                                                 5,200               1,400
Accrued interest payable                                                                              4,601               3,204
Other liabilities                                                                                     6,275               5,746
                                                                                                    _______             _______
        Total liabilities                                                                           531,458             495,980
                                                                                                    _______             _______
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized and
    406,344  shares  issued and outstanding at September 30, 1997 and 407,752 shares
    issued and outstanding at December 31, 1996                                                       1,980               1,986
Series C non-cumulative preferred stock, no par value;  43,631 shares authorized and
    43,631 shares issued and outstanding at September 30, 1997 and December 31,1996                     578                 578
Common stock,  $5 par value; 158,485 shares authorized and 119,918 shares issued and
    outstanding at September 30, 1997 and December 31, 1996                                             600                 600
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    23,578              20,718
Unrealized gain on securities available-for-sale, net of tax                                         14,234              10,896
                                                                                                    _______             _______
              Total shareholders' equity                                                             50,970              44,778
                                                                                                    _______             _______
              Total liabilities and shareholders' equity                                           $582,428            $540,758
                                                                                                    =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                     Three Months Ended September 30,
                                                                                            1997            1996
(Dollars in thousands except share and per share data)
Interest income:
   Loans                                                                                   $7,637          $6,922
   Investment securities:
     U. S. Government                                                                       1,586           1,588
     State, county and municipal                                                              479             531
     Other                                                                                    218             280
                                                                                            _____           _____
        Total investment securities interest income                                         2,283           2,399
  Federal funds sold                                                                           69             -
                                                                                            _____           _____
           Total interest income                                                            9,989           9,321

Interest expense:
   Deposits                                                                                 4,649           4,132
   Short-term borrowings                                                                      105             168
   Long-term obligations                                                                       91              45
                                                                                            _____           _____
           Total interest expense                                                           4,845           4,345
                                                                                            _____           _____
           Net interest income                                                              5,144           4,976
    Provision for loan losses                                                                 -                60
                                                                                            _____           _____
            Net interest income after provision for loan losses                             5,144           4,916

Noninterest income:
    Service charges on deposit accounts                                                       768             674
    Other service charges and fees                                                            213             211
    Investment securities gains, net                                                            1              -
    Insurance commissions                                                                      23              27
    Gain (loss) on sale of loans                                                               31             (52)
    Other                                                                                     130             158
                                                                                            _____           _____
         Total noninterest income                                                           1,166           1,018

Noninterest expense:
    Personnel                                                                               2,280           2,051
    Intangibles amortization                                                                  461             411
    Data processing                                                                           411             397
    Furniture and equipment                                                                   373             269
    Occupancy                                                                                 351             337
    FDIC insurance assessment                                                                  28             637
    Charitable contributions                                                                    1              28
    Other                                                                                     969             938
                                                                                            _____           _____
         Total noninterest expense                                                          4,874           5,068
                                                                                            _____           _____
Income before income taxes                                                                  1,436             866
Income taxes                                                                                   30             221
                                                                                            _____            ____
         Net income                                                                        $1,406            $645
                                                                                            =====            ====
Per share information:
  Net income applicable to common shares                                                   $10.87           $4.51
  Cash dividends declared on common shares                                                    .38             .37
  Weighted average common shares outstanding                                              119,918          119,918
                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC.                                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                    Nine Months Ended September 30,
(Dollars in thousands except share and per share data)                                      1997           1996
Interest income:
   Loans                                                                                  $21,734          $19,930
   Investment securities:
     U. S. Government                                                                       4,764            4,946
     State, county and municipal                                                            1,581            1,606
     Other                                                                                    602              521
                                                                                            _____            _____
       Total investment securities interest income                                          6,947            7,073
   Federal funds sold                                                                         274              304
                                                                                            _____            _____
          Total interest income                                                            28,955           27,307

Interest expense:
   Deposits                                                                                13,506           12,688
   Short-term borrowings                                                                      229              225
   Long-term obligations                                                                      211              224
                                                                                            _____            _____
            Total interest expense                                                         13,946           13,137
                                                                                            _____            _____
            Net interest income                                                            15,009           14,170
   Provision for loan losses                                                                   60               80
                                                                                            _____            _____
           Net interest income after provision for loan losses                             14,949           14,090

Noninterest income:
    Service charges on deposit accounts                                                     2,093            2,010
    Other service charges and fees                                                            637              574
    Investment securities gains, net                                                        3,535                1
    Insurance commissions                                                                      70              119
    Gain (loss) on sale of loans                                                               25             (167)
    Other                                                                                     255              545
                                                                                            _____            _____
         Total noninterest income                                                           6,615            3,082

Noninterest expense:
    Personnel                                                                               6,532            5,907
    Intangibles amortization                                                                1,306            1,229
    Data processing                                                                         1,229            1,087
    Furniture and equipment                                                                 1,141              975
    Occupancy                                                                               1,012              922
    FDIC insurance assessment                                                                  83              773
    Charitable contributions                                                                4,075               42
    Other                                                                                   2,640            2,455
                                                                                           ______            _____
         Total noninterest expense                                                         18,018           13,390
                                                                                           ______            _____
Income before income taxes                                                                  3,546            3,782
Income taxes                                                                                  240            1,091
                                                                                            _____            _____
         Net income                                                                        $3,306           $2,691
                                                                                            =====            =====
Per share information:
  Net income applicable to common shares                                                   $25.05           $19.91
  Cash dividends declared on common shares                                                   1.12             1.12
  Weighted average common shares outstanding                                              119,918          119,918
                                                                                          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                          Preferred Stock                                           Unrealized
                                          _______________          Common                            gain on
                                      Series B       Series C      Stock                            securities
                                      ________       ________      _____                            available-      Total
(dollars in thousands                                                                 Retained       for-sale    Shareholders'
  except per share data)            Shares Amount Shares Amount Shares Amount Surplus Earnings     net of taxes     Equity
                                    ______ ______ ______ ______ ______ ______ _______ ________     ____________     ______

BALANCE, DECEMBER 31, 1995         408,728 $1,991 43,631 $578   119,918 $600  $10,000  $16,948        $7,046       $37,163

Net Income                                                                               2,691                       2,691

Cash dividends:
 Common stock ($1.12 per share)                                                           (134)                       (134)
 Preferred B  ($ .66 per share)                                                           (274)                       (274)
 Preferred C  ($ .66 per share)                                                            (29)                        (29)

Change in unrealized gain on
 available-for-sale securities,
 net of taxes                                                                                          2,108         2,108
                                   _______  _____ ______  ___   _______  ___   ______   ______         _____        ______
BALANCE, SEPTEMBER 30, 1996        408,728 $1,991 43,631 $578   119,918 $600  $10,000  $19,202        $9,154       $41,525
                                   =======  ===== ======  ===   =======  ===   ======   ======         =====        ======

BALANCE,  DECEMBER 31, 1996        407,752 $1,986 43,631 $578   119,918 $600  $10,000  $20,718       $10,896       $44,778

Net income                                                                               3,306                       3,306

Purchases and retirements of stock  (1,408)    (6)                                         (10)                        (16)

Cash dividends:
  Common stock ($1.12 per share)                                                          (134)                       (134)
  Preferred B  ($ .67 per share)                                                          (273)                       (273)
  Preferred C  ($ .67 per share)                                                           (29)                        (29)

Change in unrealized gain on
  available-for-sale securities,
  net of taxes                                                                                         3,338         3,338
                                   _______  _____ ______  ___   _______  ___   ______   ______        ______        ______
BALANCE, SEPTEMBER 30, 1997        406,344 $1,980 43,631 $578   119,918 $600  $10,000  $23,578       $14,234       $50,970
                                   =======  ===== ======  ===   =======  ===   ======   ======        ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)
                                                                                      Nine months ended September 30,
(Thousands)                                                                                  1997            1996
OPERATING ACTIVITIES:
     Net income                                                                            $3,306          $2,691
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Provision for loan losses                                                          60              80
            Contribution expense for donation of available-for-sale securities              4,071             -
            Gain on contribution of marketable equity securities                           (3,529)            -
            Gains on issuer calls of securities                                                (6)            -
            Loss on sale and abandonment of premises and equipment                            112             -
            Net accretion on investments                                                      (66)            (45)
            Amortization of intangibles                                                     1,306           1,229
            Depreciation                                                                      762             703
            Net increase in accrued interest receivable                                    (1,119)         (1,219)
            Net increase (decrease) in accrued interest payable                             1,397            (116)
            Net increase in other assets                                                   (3,152)          (4,700)
            Net increase (decrease) in other liabilities                                      600            (149)
                                                                                            _____           _____
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            3,742          (1,526)
                                                                                            _____           _____
INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities held-to-maturity     35,610          31,596
   Proceeds from maturities and issuer calls of investment securities available-for-sale    9,105             185
   Purchases of investment securities held-to-maturity                                    (26,114)        (10,713)
   Purchases of investment securities available-for-sale                                  (13,364)        (34,667)
   Net increase in loans                                                                  (35,291)        (30,121)
   Additions to premises and equipment                                                     (3,531)         (2,845)
   Net cash received for branches acquired                                                 17,996           3,380
                                                                                           ______           _____
NET CASH USED IN INVESTING ACTIVITIES                                                     (15,589)        (43,185)
                                                                                           ______           _____
FINANCING ACTIVITIES:
   Net (decrease) increase in demand and interest bearing demand deposits                  (8,224)          8,300
   Net increase in time deposits                                                           14,880           4,824
   Net proceeds (repayments) of long-term obligations                                       3,800            (900)
   Net proceeds of short-term borrowings                                                    2,036           6,683
   Cash dividends paid                                                                       (436)           (437)
   Purchase of federal funds                                                                   -            6,245
   Purchase and retirement of stock                                                           (16)            -
                                                                                           ______          ______
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  12,040          24,715
                                                                                           ______          ______
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          193         (19,996)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                         32,465          42,906
                                                                                           ______          ______
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                            $32,658         $22,910
                                                                                           ======          ======
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest                                                                              $12,549         $12,688
    Income taxes                                                                             $899            $851
                                                                                           ======           =====
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale                                    $5,617          $3,194
                                                                                            =====           =====

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC.
Notes to consolidated financial statements
(Dollars in thousands)

Note 1. Summary of significant accounting policies

BancShares

    Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 42 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc. whose insurance operations complement the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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


Note 2.  Investment securities                        September 30, 1997                             December 31, 1996
                                                      Gross       Gross    Estimated                  Gross      Gross   Estimated
(Dollars in thousands)                    Amortized Unrealized  Unrealized   Fair        Amortized  Unrealized Unrealized  Fair
                                             Cost      Gains      Losses     Value          Cost       Gains     Losses    Value
                                            _____    _________   ________   ______        _______    ________   ________ _________
    SECURITIES HELD-TO-MATURITY:
      U.  S. Government                     $30,300         98       (4)    $30,394        $36,311        91        -      $36,402
      Obligations of states
       and political subdivisions            20,624        814       (1)     21,437         27,165       799       (4)      27,960
      Corporate securities                      200                  (1)        199            200        -        (3)         197
                                             ______       ____      ____     ______         ______     _____       ___     _______
                                             51,124        912       (6)     52,030         63,676       890       (7)      64,559
                                             ======       ====      ====     ======         ======     =====       ===     =======
    SECURITIES AVAILABLE-FOR-SALE:
      U.  S. Government                      75,144        124      (27)     75,241         70,121       -        (15)      70,106
      Marketable equity securities            8,334     21,570       (3)     29,901          8,612    16,296      (97)      24,811
      Obligations of states
       and political subdivisions             7,541        422       (6)      7,957          7,647       278       (4)       7,921
      Mortgage-backed securities              2,051         47       (1)      2,097          2,124       106      (55)       2,175
                                             ______     ______      ____     ______         ______    ______      ___      _______
                                             93,070     22,163      (37)    115,196         88,504    16,680     (171)     105,013
                                             ======     ======      ====     ======         ======    ======      ===      =======

         TOTALS                            $144,194    $23,075     ($43)   $167,226       $152,180   $17,570    ($178)    $169,572
                                            =======     ======      ====    =======        =======    ======      ===      =======

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                            September 30,     December 31,
                                                                1997              1996
                                                                ____              ____
Note 3. LOANS

   Loans by type were as follows:

   Commercial, financial and agricultural                     $91,566            $70,881
   Real estate - construction                                   4,631              2,470
   Real estate - mortgage                                     218,659            206,870
   Consumer                                                    34,646             35,512
   Lease financing                                              6,275              2,370
                                                              _______            _______
    Total loans                                               355,777            318,103
     Less unearned income                                      (1,397)              (348)
                                                              _______            _______
      Total loans less unearned income                       $354,380           $317,755
                                                              =======            =======
   Loans held for sale                                       $  2,956           $  4,143
   Loans serviced for others                                 $ 77,108           $ 73,202

                                                            September 30,    September 30,
(In thousands)                                                   1997            1996
                                                                 ____            ____
Note 4. ALLOWANCE FOR LOAN LOSSES

   Balance at beginning of year                                $6,163           $6,321
   Provision for loan losses                                       60               80
   Loans charged off                                             (261)            (344)
   Loan recoveries                                                151              215
                                                                _____            _____
   Balance at end of the period                                $6,113           $6,272
                                                                =====            =====

SOUTHERN BANCSHARES (N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                September 30,   December 31,
                                                    1997           1996
(In thousands)                                      ____           ____

Note 5. Premises and Equipment

    Land                                         $ 3,249          $2,783
    Buildings and improvements                    12,297           9,262
    Furniture and equipment                        6,462           5,804
    Construction-in-progress                       2,785           3,467
                                                  ______          ______
                                                  24,793          21,316
        Less: accumulated depreciation            (6,422)         (5,877)
                                                  ______          ______
                                                 $18,371         $15,439
                                                  ======          ======

Note 6. Earnings per common share

   Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders.

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                 1997         1996                 1997         1996
                                                 ____        ____                  ____         ____
   Net income                                  $1,406         $645               $3,306       $2,691
    Less: Preferred dividends                    (102)        (104)                (302)        (303)
                                                _____        _____                _____        _____
   Net income applicable to common shares      $1,304         $541               $3,004       $2,388
                                                =====        =====                =====        =====
   Weighted average common shares
      outstanding during the period           119,918      119,918              119,918      119,918
                                              =======      =======              =======      =======

SOUTHERN BANCSHARES ((N.C.), INC.
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

Note 7. RELATED PARTIES

    BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares. The first significant shareholder is a director of BancShares and, at September 30, 1997, beneficially owned 31,474 shares, or 26.25 percent, of BancShares' outstanding common stock and 22,171 shares, or 5.46 percent, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 28,127 shares, or 23.46 percent, of BancShares' outstanding common stock, and 17,205 shares, or 4.29 percent, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.23 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

    These two significant shareholders are directors and executive officers of the Corporation and at September 30, 1997, beneficially owned 2,568,088 shares, or 26.71 percent, and 1,694,936 shares, or 17.63 percent, respectively, of the Corporation's outstanding Class A common stock, and 632,146 shares, or 35.99 percent, and 184,632 shares, or 10.51 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 555,104 Class A common shares, or 5.77 percent, and 109,944 Class B Common shares, or 6.26 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern acquired a branch from First Citizens in the third quarter of 1996.

The following table lists the various charges paid to the Corporation during the nine months ended:

                                       September 30,     September 30,
                                           1997              1996
                                         ________          ________

    Data and item processing            $1,355              $1,282
    Forms, supplies and equipment          133                 261
    Trustee for employee benefit plans      48                  47
    Consulting Fees                         57                  61
    Trust investment services               17                  18
    Internal auditing services              41                  40
    Other services                          61                  63
                                         _____               _____
                                        $1,712              $1,772
                                         =====               =====

     Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation.
Correspondent account balances with the Corporation included in cash and due from banks totaled $6,276 at September 30, 1997 and $8,673 at December 31,
1996.


SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION

     In  the  first  nine months of 1997, the net income of Southern BancShares increased  $615  from  $2,691 in the first nine months of 1996 to $3,306 in the first  nine  months  of  1997, an  increase  of  23 percent.  This increase was principally the result of a September 1996 one-time Congress mandated FDIC SAIF insurance  assessment  of  $569 and a September 1996 $176 nonrecurring external credit card fraud.  Excluding the after tax effect of the above SAIF assessment and  fraud expense, the net income for Southern BancShares would have increased approximately  $92,  or 3 percent, for the nine months ended September 30, 1997 compared  to the nine months ended September 30, 1996.  Two branch acquisitions in 1996, three branch acquisitions in 1997, the opening of new branches in 1996 and  1997  and  the  sale  of  an  existing  branch in 1996 for a gain of $213, resulted  in  increased net interest income for the nine months ended September
30, 1997.  The  above  net  branch  additions  also resulted in increased other noninterest  income  for the nine months ended September 30, 1997 and increased personnel  expense  and  other  related  operating expenses for the nine months ended  September 30, 1997.  Losses on the sales of mortgage loans held-for-sale decreased $192 in the nine months ended September 30, 1997 compared to the nine
months   ended   September   30, 1996.  A   first   quarter  1997  donation  of
available-for-sale  securities resulted in a significant increase in charitable contributions  expense  which  was more than offset by the resulting investment securities gains and the resulting reduction in income taxes.

     Net  income per common share for the first nine months of 1997 was $25.05, an  increase  of  $5.14, or  26  percent, from  $19.91  in 1996.  The return on average  equity  improved to 10.40 percent, for the period ending September 30,
1997, from 9.84 percent for the period ending September 30, 1996 and the return on average assets improved to .85  percent, for the period ending September 30,
1997, from .73  percent for the period ending September 30, 1996.  At September
30, 1997, BancShares' assets  totaled  $582,428, an  increase  of $41,670, or 8 percent, from  the  $540,758  reported  at December 31, 1996.  During this nine month  period, net  loans  increased  $36,675  or 12  percent, from $311,592 to
$348,267.  During   the   nine   months  ended  September  30, 1997  investment
securities decreased $2,369, or 1 percent from $168,689 at December 31, 1996 to
$166,320 at September 30, 1997.  Total deposits increased $27,716, or 6 percent from  $480,566  at  December  31, 1996  to $508,282 at September 30, 1997.  The
above   increases  resulted  principally  from  the  1997  branch  acquisitions discussed below.

     Southern  opened a branch in Whitakers, North Carolina in March, 1996.  In
June  1996, Southern  acquired  approximately $7 million of the deposits of the
Windsor,  North  Carolina  office  of  First Citizens and sold approximately $4 million of the deposits of its Scotland Neck, North Carolina office to Triangle
Bank.  Southern  purchased  $83  of  the  loans  of the First Citizens' Windsor branch  and sold $42 of the loans of its Scotland Neck branch.  Southern paid a premium  of  $539, or approximately 7%, for the deposits of the Windsor branch.
This June 1996 acquisition was accounted for as a purchase, and, therefore, the
results   of  operations  prior  to  the  purchase  are  not  included  in  the consolidated  financial  statements.  Southern  had  a  gain  of  $213, that is included  in  other  noninterest  income for 1996, on the June 1996 sale of the
Scotland Neck branch.  Southern did not sell any branches in the 1997 period.

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

     Southern  opened  a second branch office in Rocky Mount in September 1997.
At September 30, 1997 this office had $1.2 million in deposits.

     The comparisons of the nine months ending September 30, 1997 to the nine months ending September 30, 1996 are accordingly impacted by the above transactions.

INTEREST INCOME

     Interest and fees on loans increased $1,804, or 9 percent, from $19,930 for the nine months ended September 30, 1996 to $21,734 for the nine months ended September 30, 1997. This increase was due to increased loan volume.
Average loans for the nine months ended September 30, 1997 were $337 million, an increase of 9 percent from $308 million for the nine months ended September
30, 1996. The yield on the loan portfolio was 8.6 percent in the nine months ended September 30, 1996 and 8.5 percent in the nine months ended September 30, 1997.

     Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $126, or 2 percent, from $7,073 in the nine months ended
September 30, 1996 to $6,947 in the nine months ended September 30, 1997. This decrease was due to a decrease in the yield of the investment portfolio and an increase in the volume of average investment securities for the nine months ended September 30, 1997 to $150 million compared to $146 million for the nine months ended September 30, 1996. The yield on investment securities was 6.3 percent for the nine months ending September 30, 1996 and 6.0 percent for the nine months ending September 30, 1997.

     Interest income on federal funds sold decreased $30, or 10 percent, from $304 for the nine months ended September 30, 1996 to $274 for the nine months ended September 30, 1997. This decrease in income resulted primarily from the decrease in the average federal funds sold to $7 million for the nine months ended September 30, 1997 from an average of $8 million for the nine months ended September 30, 1996. Average federal funds sold yields were 5.3 percent for the nine months ended September 30, 1997 down from 5.4 percent for the nine months ended September 30, 1996.

     Total interest income increased $1,648, or 6 percent, from $27,307 for the nine months ended September 30, 1996 to $28,955 for the nine months ended
September 30, 1997. This increase was the result of volume increases partially offset by a slight decrease in average earning asset interest yields.

     Average  earning asset interest yields for the nine months ended September
30, 1997 decreased to 7.7 percent from the 7.8 percent yield on average earning assets for the nine months ended September 30, 1996. Average earning assets increased from $461 million in the nine months ended September 30, 1996 to $494 million in the period ended September 30, 1997. This $33 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

     Total interest expense increased $809 or 6 percent, from $13,137 in the nine months ended September 30, 1996 to $13,946 for the nine months ended
September 30, 1997. The principal reason for the increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.24 percent at September 30, 1996 to 4.22 percent one year later. Average interest bearing deposits were $430 million in the nine months ended September 30, 1997, an increase of $27 million from the $403 million in the nine months ending
September 30, 1996.

NET INTEREST INCOME

     Net interest income increased $859, or 6 percent, from $14,090 for the nine months ended September 30, 1996 to $14,949 for the nine months ended
September 30, 1997. This increase was primarily due to the impact of the acquisitions discussed above, which increased interest earning assets.

The net interest margin at September 30, 1997 was 3.50 percent, a decrease of 7 basis points from the 3.57 percent net interest margin at September 30, 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For  the  nine  months  ended September 30, 1997 management added $60 as a volume  related  addition  to the provision for loan losses.  Management made a
$80  addition  to  the  provision  for  loan  losses  for the nine months ended
September  30,  1996.  During   the   first  nine  months  of  1997  management
charged-off  loans  totaling $261 and received recoveries of $151, resulting in net  charge-offs  of  $110.  During the same period in 1996, $344 in loans were charged-off  and recoveries of $215 were received, resulting in net charge-offs of $129.  The 1997 decrease in net charge-offs was the result of both decreased charge-offs  and  decreased  recoveries for the nine months ended September 30,
1997  as  compared  to the nine months ended September 30, 1996.  The following table presents comparative Asset Quality ratios of BancShares:


                                                 September 30,   December 31,
                                                     1997            1996
Ratio of net loans charged off
       to average loans, net of unearned income      .04%  *         .10%

Allowance for loan losses
       to loans, net of unearned income             1.72%           1.94%

Non-performing loans
       to loans, net of unearned income              .06%            .16%

Non-performing loans and assets
       to total assets                               .05%            .09%

Allowance for loan losses
       to non-performing loans                     2,705%          1,238%

  *  Annualized



     The ratio of net annualized charge-offs to average loans, net of unearned income outstanding decreased to .04 percent at September 30, 1997 from .10 percent at December 31, 1996 due to increased average loans and lower net charge-offs. The allowance for loan losses represented 1.72 percent of loans, net of unearned income at September 30, 1997, a decrease of 22 basis points from the December 31, 1996 ratio of 1.94 percent. Loans, net of unearned income increased $37 million, or 12 percent, from December 31, 1996 to September 30, 1997.

     The ratio of nonperforming loans to loans, net of unearned income decreased from .16 percent at December 31, 1996 to .06 percent at September 30, 1997. Nonperforming loans and assets to total assets decreased to .05 percent at September 30, 1997 from .09 percent at December 31, 1996. The allowance for loan losses to nonperforming loans represented 2,705 percent of nonperforming loans at September 30, 1997, an increase from the 1,238 percent at December 31, 1996. The above performance improvements resulted primarily from a decrease in nonperforming loans to $226 at September 30, 1997 from $498 at December 31, 1996. The nonperforming loans at September 30, 1997 included $102 of nonaccrual loans, $124 of accruing loans 90 days or more past due and no restructured loans. BancShares had $48 of assets classified as other real estate at September 30, 1997 and no assets classified as other real estate at September 30, 1996. Foregone interest income and interest income recognized during the nine months ended September 30, 1997 and 1996 on both non-accrual and impaired loans was not material.

     Management considers the September 30, 1997 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at September 30, 1997 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans have not materially changed since December 31, 1996. At September 30, 1997, Southern has no loans classified for regulatory purposes as loss, no loans classified as doubtful and $929 of loans classified as substandard. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

NONINTEREST INCOME

    Bancshares had an increase of $3,534 in net investment securities gains, in the nine months ended September 30, 1997 principally related to the donation of available-for-sale securities discussed above.

    BancShares had gains on the sale of mortgage loans of $25 in the nine months ended September 30, 1997 compared to $167 in losses on the sales of mortgage loans in the nine months ended September 30, 1996. Southern had a 1996 gain of $213, that is included in other noninterest income, on the Scotland Neck branch sale discussed above. Southern did not sell any branches in the period ending September 30, 1997. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $20, or 1 percent, from $3,035 for the nine months ended September 30, 1996 to $3,055 for the nine months ended September 30, 1997.

NONINTEREST EXPENSE

     BancShares had an increase in charitable contribution expense of $4,033 in the nine months ended September 30, 1997 principally related to the available-for-sale securities donation discussed above.

     Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $595 or 4 percent, from $13,348 in the nine months ended September 30, 1996 to $13,943 in the nine months ended September 30, 1997.

     Excluding the non-recurring items discussed below, this increase was primarily due to an increase in personnel expense of $625, or 11 percent, from $5,907 at September 30, 1996 to $6,532 at September 30, 1997 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions in June and August of 1996 and May 1997 discussed above.

     In addition in September 1996 Congress mandated a one-time assessment on the Savings Association Insurance Fund ("SAIF") insured deposits of all financial institutions. BancShares has deposits insured under both of the FDIC's insurance funds, the Bank Insurance Fund ("BIF") and the SAIF. In September 1996 BancShares recorded $569 as a one-time additional FDIC SAIF insurance expense. BancShares also recorded a non-recurring loss in September 1996 of $176 related to an external credit card fraud.

INCOME TAXES

     In the nine months ended September 30, 1997 BancShares had income tax expense of $240, a decrease of $851, or 78 percent, from $1,091 in the prior year period. This decrease was principally due to the resulting tax benefits of the donation of the available-for-sale securities discussed above. The resulting effective tax rates based on the accruals for the nine months ended in September 1997 and 1996 were 7 percent and 29 percent, respectively.

SOUTHERN BANCSHARES (N.C), INC.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - THIRD QUARTER OF 1997 VS. THIRD QUARTER OF 1996

(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

INTRODUCTION

     In the third quarter of 1997, the net income of Southern BancShares increased $761 from $645 in the third quarter of 1996 to $1,406 in the third quarter of 1997, an increase of 118 percent. This increase was principally the result of the aforementioned September 1996 FDIC SAIF insurance assessment of $569 and fraud of $176. Excluding the 1996 assessment and fraud the after tax income for the three months ended September 30, 1997 would have increased approximately $244, or 20 percent over the net income for the three months ended September 30, 1996.

     Two 1996 branch acquisitions and three 1997 branch acquisitions resulted in increased net interest income for the three months ended September 30, 1997, increased other noninterest income in the three months ended September 30, 1997, and increased personnel expense and other related operating expenses in the three months ended September 30, 1997. Losses on the sales of mortgage loans held-for-sale in the three months ended September 30, 1996 were $52. In the three months ended September 30, 1997 gains of $31 were realized on the sales of mortgage loans held-for-sale. The tax benefits of the 1997 first quarter contribution of available-for-sale securities resulted in significantly lower income taxes on the third quarter income before income taxes.

     Net income per share for the third quarter of 1997 was $10.87 per common share, an increase of $6.36, or 141 percent, from $4.51 for the 1996 third quarter.

INTEREST INCOME

     Interest and fees on loans increased $715, or 10 percent, from $6,922 for the quarter ended September 30, 1996 to $7,637 for the quarter ended September 30, 1997. This increase was due to increased loan volume. Average loans for the quarter ending September 30, 1997 were $353 million, an increase of 10 percent from $321 million for the prior year quarter. The yield on the loan portfolio was 8.5 percent in the quarter ended September 30, 1996 and 8.6 percent in the quarter ended September 30, 1997.

     Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $116, or 5 percent, from $2,399 in the quarter ended September 30, 1996 to $2,283 in the quarter ended September 30, 1997. This decrease was due to a decrease in the yield of the investment portfolio to 5.91% for the quarter ended September 30, 1997 from 6.21% for the quarter ended September 30, 1996 combined with a decrease in the volume of average investment securities for the quarter ended September 30, 1997 to $147 million as compared to $149 million for the quarter ended September 30, 1996.

     Interest income on federal funds sold was $69 for the quarter ended September 30, 1997. Average federal funds sold was $5 million for the quarter ended September 30, 1997. The average federal funds sold yield was 5.8 percent for the quarter ended September 30, 1997. There were no federal funds sold in the quarter ended September 30, 1996.

     Total interest income increased $668, or 7 percent, from $9,321 for the quarter ended September 30, 1996 to $9,989 for the quarter ended September 30, 1997. This increase was the result of volume increases. Average earning asset interest yields for both the quarter ended September 30, 1997 and September 30, 1996 were 7.8 percent. Average earning assets increased from $470 million in the quarter ended September 30, 1996 to $504 million in the quarter ended September 30, 1997. This $34 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

     Total interest expense increased $500 or 12 percent, from $4,345 in the quarter ended September 30, 1996 to $4,845 for the quarter ended September 30, 1997. The principal reason for the increase was the acquisitions discussed above. BancShares' total cost of funds increased from 4.19 percent for the quarter ended September 30, 1996 to 4.24 percent for the quarter ended September 30, 1997. Average interest bearing deposits were $437 million in the quarter ended September 30, 1997, an increase of $40 million from the $397 million in the quarter ending September 30, 1996.

NET INTEREST INCOME

     Net interest income was up $228, or 5 percent, from $4,916 for the quarter ended September 30, 1996 to $5,144 for the quarter ended September 30, 1997. This increase was primarily due to the increased earning asset volume resulting from the acquisitions discussed above.

     The net interest margin for the quarter ended September 30, 1997 was 3.53 percent, a decrease of 4 basis points from 3.57 percent interest margin for the quarter ending September 30, 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For the quarter ended September 30, 1996 management added $60 as a volume related addition to the provision for loan losses. Management made no addition to the provision for loan losses for the quarter ended September 30, 1997. During the third quarter of 1997 Southern had net charge-offs of $36. During the same period in 1996 net charge-offs were $68. The decrease in net charge-offs was due to both decreased charge-offs and decreased recoveries in the third quarter of 1997 compared to the third quarter of 1996.

NONINTEREST INCOME

     BancShares had gains on the sale of mortgage loans of $31 in the quarter ended September 30, 1997 compared to $52 in losses on the sales of mortgage loans in the quarter ended September 30, 1996. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $65, or 6 percent, from $1,070 for the quarter ended September 30, 1996 to $1,135 for the quarter ended September 30, 1997.

NONINTEREST EXPENSE

     Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, decreased $194 or 4 percent, from $5,068 in the quarter ended September 30, 1996 to $4,874 in the quarter ended September 30, 1997.

     This decrease was primarily due to the net result of the aforementioned SAIF assessment of $569 on September 30, 1996, the aforementioned $176 fraud in the quarter ended September 30, 1996, an increase in personnel expense of $229, or 11 percent, from $2,051 for the quarter ended September 30 1996 to $2,280 for the quarter ended September 30, 1997 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch additions discussed above.

INCOME TAXES

     In the quarter ended September 30, 1997 BancShares had income tax expense of $30, a decrease of $191, or 86 percent, from $221 for the quarter ended September 30, 1996. This decrease was principally due to tax benefits resulting from the first quarter donation of available-for-sale securities discussed above. The resulting effective tax rates based on the accruals for the quarter ended in September 1997 and 1996 were 2 percent and 29 percent, respectively.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

     In the quarter ended March 31, 1997 BancShares borrowed an additional $5 million and increased its investment in Southern by $5 million which improved each of Southern's capital ratios from the levels calculated at December 31, 1996.

     One of the regulator guidelines defines minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles. According to these guidelines, Southern's leverage capital ratio at September 30, 1997 was 6.14 percent. At December 31, 1996, Southern's leverage capital ratio was 5.46 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 1997, the Total RBC ratio was 12.34 percent. At December 31, 1996 the RBC ratio was 10.66 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

     The unrealized gains on securities available for sale at September 30, 1997 of $21.6 million and $16.5 million at December 31, 1996, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                        September 30,  December 31,
                                            1997            1996
Tier 1 capital                           $ 33,598        $ 27,891
Total capital                              37,622          31,861
Risk-adjusted assets                      304,784         298,862
Average tangible assets                   547,408         510,574

Tier 1 capital ratio                      11.02%  (1)      9.33%  (1)
Total capital ratio                       12.34%  (1)     10.66%  (1)
Leverage capital ratio                     6.14%  (1)      5.46%  (1)

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 30 percent at both September 30, 1997 and December 31, 1996.

     The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 1997 and 1996, respectively.

     BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 1997 and at December 31, 1996 jumbo time deposits represented 10 percent and 9 percent, respectively, of total deposits.

     Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way. The following table presents comparative liquidity ratios of BancShares:

                                                    September 30,  December 31, Regulatory
                                                        1997           1996     Guidelines
Loans, net of unearned income to total deposits          70%            66%      80% (1)

Interest-bearing deposits to total deposits              87%            87%       N/A

Jumbo interest-bearing deposits to total deposits        10%             9%       N/A

Loans, net of unearned income to total assets            61%            59%      70% (1)

Liquidity                                                30%            30%      25% (2)

Temporary investments to volatile liabilities (3)       125%           120%     100% (2)

Volatile liability dependency                            -3%            -3%     0 or (-)

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

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 provides specific guidance for the computation of basic and diluted EPS and supercedes Opinion 15, AICPA Accounting Interpretation 1-102 of Opinion 15, and other related accounting pronouncements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, with earlier application not permitted. Additionally, once adopted, restatement of all prior-period EPS data presented is required. Management does not expect that adoption of this pronouncement will have a material effect on BancShares' consolidated financial statements because BancShares does not have any common stock equivalents outstanding.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Management has not determined the impact of this pronouncement on BancShares' consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131"). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Management has not determined the impact of this pronouncement on BancShares' consolidated financial statements.

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

     Southern has received regulatory approval to open its first offices in Wallace and Lumberton North Carolina. Southern plans to open these offices in 1998.

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

                                            SOUTHERN BANCSHARES (N.C.), INC.
                                            /s/John C. Pegram, Jr.
Dated: November 10, 1997                    ___________________________________
                                            John C. Pegram, Jr., Vice President
                                            /s/David A. Bean
Dated: November 10, 1997                    ___________________________________
                                            David A. Bean, Secretary/Treasurer