Form 10-K
period 1997-12-31
SOUTHERN BANCSHARES NC INC
filed 1998-03-30
CIK 703904

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1997.                         Commission File No. 0-10852

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

                                   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 20, 1998: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

The number of shares outstanding of the Registrant's common stock as of March 20, 1998: Common Stock, $5.00 par value - 119,918 shares

Documents Incorporated by Reference

1. Part II    Registrant's Annual Report to Shareholders

PART I

ITEM 1 - BUSINESS:

General

     Southern BancShares (N.C.), Inc., a Delaware corporation (hereinafter, with all of its subsidiaries, referred to as the "Registrant" or BancShares"), is a bank holding company pursuant to the provisions of the Bank Holding Company Act of 1956, as amended. BancShares is the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation ("SBS") which was formed in 1982 to become the parent company of Southern Bank and Trust Company ("Southern"), its principal operating subsidiary, which it acquired in late 1982. BancShares was formed in 1986 in order to affect the reincorporation in Delaware of the holding company of Southern Bank by the merger of SBS into BancShares, which was effective on December 28, 1986. All significant activities of the Registrant and its subsidiary are banking related so that the Registrant operates within one industry segment. Neither BancShares nor its subsidiary has any foreign operations.

     The operating subsidiary of BancShares is Southern Bank and Trust Company ("Southern"), which is engaged in commercial banking primarily in eastern North Carolina. Southern's predecessor bank was organized on January 29, 1901, as the Bank of Mount Olive. In 1913, it became the First National Bank and remained so until 1936 when it rechartered as the Bank of Mount Olive. In 1967, Southern acquired its present name. Over the years, Southern's growth has been generated principally through branching and by merging with four other banks: Roanoke Chowan Bank, Roxobel, North Carolina in 1969, Merchants' and Farmers' Bank, Macclesfield, North Carolina in 1973, Tarheel Bank & Trust Co., Gatesville, North Carolina in 1986 and Citizens Savings Bank, Rocky Mount, North Carolina in 1993. Also in 1993, Southern acquired deposits in four branches of two savings institutions and an office of NationsBank in Pollocksville, North Carolina. In 1994 Southern acquired deposits in branches in Scotland Neck, North Carolina and Turkey, North Carolina from First Citizens Bank. In 1995 Southern acquired deposits in branches in Farmville, North
Carolina; Garland, North Carolina; Kill Devil Hills, North Carolina and Salemburg, North Carolina from First Union National Bank. In 1995 Southern also acquired the deposits of a branch in Kill Devil Hills, North Carolina from First Citizens Bank. In 1996 Southern acquired deposits in a branch in Windsor, North Carolina from First Citizens Bank, acquired deposits in a branch in Edenton, North Carolina from United Carolina Bank and sold the deposits of its branch in Scotland Neck, North Carolina to Triangle Bank. In 1997 Southern acquired deposits in branches in Aulander, North Carolina, Aurora, North Carolina and Hamilton, North Carolina from Wachovia Bank of North Carolina, N.A. Refer to "Related Parties" in Note 15 on page 37 of the 1997 Annual Report of Southern BancShares (N.C.), Inc. in Exhibit number 13 for additional information regarding First Citizens Bank. In terms of total assets, at December 31, 1997, Southern was the eleventh largest bank in North Carolina.

Business

     Southern conducts a general banking business designed to meet the needs of the people of its market area. These services, all of which are offered at its 42 offices, include, among other items: taking deposits; cashing checks and providing for individual and commercial cash needs; and providing numerous checking and savings plans, including automatic transfer services, direct deposit, and banking by mail.

     Southern also makes commercial, consumer and mortgage loans at its 32 full service offices and provides individual retirement account service, safe deposit box rental, travelers' check service, and Master Card and Visa credit card programs.

     The Bank has twenty automatic teller machines; one each in Ahoskie, Ayden, Belhaven, Bethel, Edenton, Farmville, LaGrange, Mount Olive, Murfreesboro, Nashville, Plymouth, Roanoke Rapids, Warsaw, Whitakers and Windsor, North Carolina and two in Kill Devil Hills and Rocky Mount North Carolina. Southern has one satellite automatic teller machine at Duplin General Hospital in Kenansville, North Carolina.

     Southern does not operate in the international financing market.

     Southern has a wholly-owned subsidiary: Goshen, Inc., which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern.

Statistical Information

     Certain statistical information with respect to BancShares' business is included in the information incorporated herein under "Item 7" below.

Supervision and Regulation

     The business and operations of BancShares and Southern are subject to extensive federal and state governmental regulation and supervision.

     BancShares is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956 as amended (the "BHCA"), and is subject to supervision and examination by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of BancShares are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized," the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so, absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

     As a result of its ownership of a North Carolina-chartered commercial bank, BancShares also is registered with and subject to examination and regulation by the North Carolina Commissioner of Banks under the state's bank holding company laws.

     Southern is a North Carolina commercial bank and its deposits are insured by the FDIC. It is subject to supervision and examination by and the regulations and reporting requirements of the North Carolina Commissioner of Banks (the "Commissioner") and the FDIC.

     Southern is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by Southern in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. As an insured depository institution, Southern also is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, it would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance
Act).

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

Insurance Assessments

     Southern is subject to insurance assessments imposed by the FDIC. During 1995 the FDIC reduced the Bank Insurance Fund ("BIF") assessment rates for the highest rated banks to .04 percent, but left unchanged the .31 percent rate for the weakest banks; and, effective January 1, 1996, the FDIC again reduced BIF assessments to a range of 0 percent to .27 percent. These recent premium reductions do not affect the deposit premiums paid on Savings Association Insurance Fund ("SAIF") insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department.

     The Deposit Insurance Funds Act of 1996 ("DIFA96") required the FDIC to impose a one-time special assessment on SAIF-assessable deposits, including those held by BIF-member OAKAR ("OAKAR") institutions such as Southern to capitalize the SAIF to its target Designated Reserve Ratio. Southern was accordingly assessed $569 thousand in September 1996.

     The DIFA96 also required that, beginning January 1, 1997, BIF banks and OAKAR institutions would begin to be charged a separate assessment for the Financing Corporation ("FICO") funding requirements. The FICO rate is not tied to the FDIC risk classification and is subject to change by the FDIC within certain limitations.

     The  FICO  rate  for the first quarter of 1998 is set at an annual rate of
6.28 basis points of OAKAR adjusted deposits as defined by the FDIC and 1.256 basis points of BIF adjusted deposits. At September 30, 1997 the FICO assessable OAKAR deposit base for Southern was $99 million and the BIF deposit base was $398 million. If Southern's deposits remained at these levels and the FDIC maintained the same rates, the expense for the FICO obligation for Southern would be approximately $112 thousand for 1998.

Change in Control

     State and federal law restricts the amount of voting stock of a bank holding company, or a bank, that a person may acquire without the prior approval of banking regulators.

     Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved that proposed transaction. A person will be deemed to have acquired "control" of a bank holding company or bank if that person, directly or indirectly, (i) owns, controls or has the power to vote 10 percent or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy. Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and insured banks. Under the federal Change in Bank Control Act and regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25 percent or more of any class of voting securities of, any bank holding company or insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition.

     Under the Act, a change in control is presumed to occur if, among other things, a person or group acquires more than 10 percent of any class of voting stock of a holding company or insured bank and, after such acquisition, the acquirer will be the largest shareholder.

Interstate Banking and Branching

     Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the
"Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that cap at 10 percent the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30 percent the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30 percent cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law permited interstate branching by allowing a bank to merge with a bank located in a different state. The Interstate Banking Law also permits banks to establish branches in other states, by opening new branches or acquiring existing branches of other banks, if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

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

Competition

     The banking laws of North Carolina allow statewide branching; therefore, commercial banking in the state is highly competitive. Southern competes directly in many of its markets with one or more of the largest banking organizations in North Carolina. Such competitors range in size to over $200 billion in consolidated resources (including resources represented by banking organizations in other states owned by or which control certain of such competitors), have broader geographic markets and higher lending limits and offer more services than Southern, and can, therefore, make more effective use of media advertising, support services and electronic technology than can BancShares or Southern.

Year 2000

     In 1997 BancShares developed a plan to deal with the "Year 2000 issue". Refer to "Accounting and Other Matters" on pages 14 through 15 of the 1997 Annual Report of Southern BancShares (N.C.), Inc. in Exhibit number 13 for additional information regarding the Year 2000 issue.

Employees

     At December 31, 1997, Southern employed 295 full-time employees and 14 part-time employees. It is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares and Goshen do not have any separate employees.

Statistical Information

I.  AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
    AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

(Dollars in thousands, taxable-equivalent)



                                             DECEMBER 31, 1997           DECEMBER 31, 1996                DECEMBER 31, 1995
                                          AVERAGE           AVERAGE   AVERAGE           AVERAGE        AVERAGE           AVERAGE
ASSETS                                    BALANCE  INTEREST   RATE    BALANCE  INTEREST   RATE         BALANCE  INTEREST   RATE
Interest earning assets:
  Loans (1) (2)                          $340,195  $29,225   8.59%    $310,389  $26,878   8.66%        $270,563  $24,338   9.00%
  Taxable investment securities           126,829    7,532   5.94%     125,068    7,899   6.32%         107,279    6,292   5.87%
  Nontaxable investment securities (3)     24,581    2,130   8.67%      25,914    2,290   8.84%          23,760    2,202   9.27%
  Federal funds sold                       11,526      623   5.41%       6,895      402   5.83%          14,378      810   5.63%
  Other                                     4,840      269   5.56%       1,526       62   4.06%            -        -        -
                                          _______   ______   ____      _______  _______   ____          _______   ______   _____
     Total interest earning assets        507,971   39,779   7.83%     469,792   37,531   7.99%         415,980   33,642   8.01%
                                                    ______                       ______                           ______

Non-interest earning assets:
  Cash and due from banks                  17,730                       15,726                           15,381
  Premises and equipment, net              17,457                       13,498                           10,974
  Other                                    24,078                       20,525                           14,164
                                           ______                       ______                            _____
    Total assets                         $567,236                     $519,541                         $456,499
                                          =======                      =======                          =======


LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                         $76,080    1,234   1.62%     $70,443    1,227   1.74%         $59,926    1,262   2.11%
  Savings deposits                         87,577    2,259   2.58%      83,761    2,202   2.63%          79,486    2,238   2.82%
  Time deposits                           270,863   14,736   5.44%     247,575   13,504   5.45%         217,752   11,910   5.47%
  Short-term borrowings                     6,295      303   4.81%       8,160      400   4.90%           6,280      336   5.35%
  Long-term obligations                     4,539      295   6.50%       2,021      117   5.79%           3,153      309   9.80%
                                          _______   ______   ____      _______   ______   ____          _______    _____   ____
    Total interest bearing liabilities    445,354   18,827   4.23%     411,960   17,450   4.24%         366,597   16,055   4.38%
                                                    ______                       ______                           ______


Non-interest bearing liabilities:
  Demand deposits                          63,783                       57,773                           50,088
  Other                                    12,396                        9,574                            5,157
Shareholders' equity                       45,703                       40,234                           34,657
                                          _______                      _______                          _______

    Total liabilities and equity         $567,236                     $519,541                         $456,499
                                          =======                      =======                          =======


Interest rate spread (4)                                     3.60%                        3.75%                            3.63%
Net interest income and
 Net interest margin (5)                           $20,952   4.12%              $20,081   4.28%                  $17,587   3.85%



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


II.  AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL
     ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL


(Dollars in thousands)                                          December 31,1997 Increase(Decrease)

                                                                     AMOUNT              AMOUNT              AMOUNT
                                                   TOTAL          ATTRIBUTABLE        ATTRIBUTABLE        ATTRIBUTABLE
                                                   CHANGE           TO CHANGE           TO CHANGE           TO CHANGE
                                                  1996-1997         IN VOLUME            IN RATE           RATE/VOLUME
ASSETS
Interest earning assets:
  Loans, net                                      $2,347              $2,581             ($217)                ($17)
  Taxable investment securities                     (183)                339              (506)                 (16)
  Non-taxable investment securities                 (161)               (144)              (18)                   1
  Federal funds sold                                 221                 270               (29)                 (20)
                                                   _____                _____             _____                ____
    Total interest income                          2,224                3,046             (770)                 (52)

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                                   (479)                  98             (535)                 (42)
  Savings deposits                                    57                  100              (42)                  (1)
  Time deposits                                    1,718                1,269              421                   28
  Short-term borrowings                              (97)                 (91)              (7)                   1
  Long-term obligations                              178                  146               14                   18
                                                   _____                _____             ____                  ___
    Total interest expense                         1,377                1,522             (149)                   4

Net interest income                                 $847               $1,524            ($621)                ($56)




                                                                 December 31, 1996 Increase(Decrease)

                                                                      AMOUNT              AMOUNT              AMOUNT
                                                 TOTAL             ATTRIBUTABLE        ATTRIBUTABLE        ATTRIBUTABLE
                                                CHANGE               TO CHANGE           TO CHANGE           TO CHANGE
                                              1995-1996              IN VOLUME            IN RATE           RATE/VOLUME
ASSETS
Interest earning assets:
  Loans, net                                      $2,540               $3,584           $(920)                $(124)
  Taxable investment securities                    2,602                1,075            1,277                  250
  Non-taxable investment securities               (1,291)                  56           (1,327)                 (20)
  Federal funds sold                                (408)                (421)              29                  (16)
                                                   _____                _____            _____                 ____
      Total interest income                        3,443                4,294             (941)                  90

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                                    (35)                 222             (222)                 (35)
  Savings deposits                                   (36)                 121             (151)                  (6)
  Time deposits                                    1,594                1,631              (44)                   7
  Short-term borrowed funds                           64                  101              (28)                  (9)
  Long-term obligations                             (192)                (111)            (126)                  45
                                                   _____                _____            _____                 ____
    Total interest expense                         1,395                1,964             (571)                   2

Net interest income                               $2,048               $2,330            ($370)                 $88
                                                    ====                =====            =====                 ====

     Average   loan   balances   include  nonaccrual  loans.  BancShares  earns
tax-exempt  interest  on  certain  loans  and  investment securities due to the borrower  or  issuer being either a governmental agency or a quasi-governmental agency.  Yields  related  to  loans and securities exempt from both federal and state  income taxes, federal income taxes only, or state income taxes only, are stated  on  a  taxable-equivalent basis assuming a statutory federal income tax rate  of  34  percent  for  all periods.  The taxable equivalent adjustment was
$2,024, $740 and $477 for the years 1997, 1996 and 1995, respectively.




III. INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities
    (dollars in thousands):


                                                                                           December 31,

                                                                                     1997      1996      1995
          U.S. Treasury and U.S. Government agencies and corporations               $118,589 $108,592   $97,831
          States and political subdivisions                                           31,150   35,086    33,999
          Other                                                                       30,394   25,011    16,976
                                                                                      ______   ______    ______

              Total                                                                 $180,133 $168,689  $148,806
                                                                                     =======  =======   =======


     The following table sets forth the maturities of investment securities at December 31, 1997 (dollars in thousands) and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale is not included.)


                                                                              Maturing

                                                                After One But        After Five But
                                          Within One Year     Within Five Years     Within Ten Years      After Ten Years
                                          Amount    Yield     Amount      Yield     Amount     Yield      Amount    Yield
U.S. Treasury and other
  U.S. Government agencies (1)           $46,484    5.74%     $69,956      5.90%      -          -        $1,977    6.66%
States and political subdivisions          5,709    6.93%       7,973      6.98%     9,036     6.25%       7,906    5.41%
Other (2)                                  8,119    4.41%        -           -        -          -           100    6.75%
                                          ______    ____       ______      ____     ______     _____       _____    ____
                                         $60,312    5.68%     $77,929      6.01%    $9,036     6.25%      $9,983   5.67%
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


IV.  LOAN PORTFOLIO

Analysis of loans by type and maturity


     The table below classifies loans by major category (dollars in thousands):

                                                                                            December 31,
                                                                         1997       1996       1995        1994       1993
Commercial, financial, and agricultural                                 $84,281    $70,881    $57,398     $36,343    $23,672
Real Estate:
  Construction                                                            5,209      2,470      1,533       3,221      1,851
    Mortgage:
      One to four family residential                                    106,444    113,915    111,372     108,804    110,258
      Commercial                                                         58,056     52,686     43,580      41,090     45,470
      Equityline                                                         27,759     18,654     13,828      10,858      8,868
      Other                                                              27,868     21,615     20,535      17,261     16,464
Consumer                                                                 35,780     35,512     37,548      33,762     30,149
Lease Financing                                                           5,385      2,370      2,410       1,447       -
                                                                        _______    _______     ______      ______     ______
                                                                        350,782    318,103    288,204     252,786    236,732
Less: unearned income                                                    (1,429)      (348)      (244)       (175)      -
                                                                        _______    _______    _______     _______    _______
                                                                       $349,353   $317,755   $287,960    $252,611   $236,732
                                                                        =======    =======    =======     =======    =======


The following table identifies the maturities of all loans as of December 31, 1997 and addresses the sensitivity of these loans to changes in interest rates.




                                                               Within        After One Year But        After Five        Total
                                                              One Year       Within Five Years           Years

                                                               _________      ________________          _________      _________
Commercial and financial                                      $  28,593         $   43,692              $ 11,996      $   84,281
Real estate:
  Construction                                                    2,228              2,500                   481           5,209
    One to four family residential                               25,547             60,241                20,656         106,444
    Commercial                                                   12,772             32,594                12,690          58,056
    Equityline                                                    1,164              5,751                20,844          27,759
    Other                                                         9,407             14,303                 4,158          27,868
    Consumer                                                     24,091             11,069                   620          35,780
Lease Financing                                                     783              3,280                 1,322           5,385
                                                               _________         _________             _________        _________
        Total                                                  $104,585          $ 173,430              $ 72,767       $ 350,782
                                                               =========         =========             =========        =========
Fixed rate                                                    $  49,436          $ 129,593               $32,216        $211,245
Variable rate                                                    55,149             43,837                40,551         139,537
                                                               _________         _________             _________        _________
       Total                                                   $104,585          $ 173,430              $ 72,767       $ 350,782
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



                                                          December 31,

                                                       1997           1996           1995           1994           1993
Non-accrual loans                                  $    230       $    147       $     50       $     77        $     44
Restructured loans                                       -               8             -             204             221
Accruing loans past-due 90 days or more                 466            343            508            234             183
                                                       _____         _____          _____          _____           _____
  Total non-performing loans                       $    696       $    498       $    558       $    515        $    448
Other real estate owned                                  48             -              86          1,339           1,020
                                                       _____         _____          _____          _____           _____
  Total non-performing loans and assets            $    744       $    498       $    644       $  1,854        $  1,468
                                                       =====         =====          =====          =====           =====


     The amount of interest which would have been recorded in 1997 on non-accrual loans had they been in accordance with the original terms throughout the period was immaterial.


V.  SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the allowance for loan losses:

     The table presented below summarizes activity in the allowance for loan losses for the five years ended (dollars in thousands):


                                                                                           December 31,

                                                                           1997      1996      1995      1994      1993
Allowance for loan losses - beginning of year                            $ 6,163   $ 6,321   $ 6,653   $ 6,717   $ 3,553

Charge-offs:
  Commercial, financial, and agricultural                                     47         5        -         26        10
  Real estate:
    Construction                                                              -         -         -         -         -
      Mortgage:
        One to four residential                                               86       106        34        89       141
        Commercial                                                            -         -         -         -         -
        Equityline                                                            -         -         -         -         -
        Other                                                                 23        -        209        -        240
  Consumer                                                                   307       428       220       181       358
  Lease Financing                                                             -         -         -         -         -
                                                                            _____    _____     _____     _____     _____
     Total charge-offs                                                       463       539       463       296       749
                                                                            _____    _____     _____     _____     _____
Recoveries:
  Commercial, financial, and agricultural                                     13        -         54        29        74
  Real estate:
    Construction                                                              -         19        -         -         -
      Mortgage:
        One to four residential                                               59       131        19        27        48
        Commercial                                                            -         -         -         -         -
        Equityline                                                            -         -         -         15        -
        Other                                                                 -         -         -         20         8
  Consumer                                                                   139        91        58       141       126
  Lease Financing                                                             -         -         -         -         -
                                                                           _____     _____     _____     _____     _____
     Total recoveries                                                        211       241       131       232       256

Net charge-offs (recoveries)                                                 252       298       332        64       493
Additions charged to operations                                               60       140        -         -        300
Addition from Citizens Savings Bank                                           -         -         -         -      3,357
                                                                           _____     _____     _____     _____     _____
Allowance for loan losses - end of year                                  $ 5,971   $ 6,163   $ 6,321   $ 6,653   $ 6,717


                                                                         =======   =======   =======   =======   =======
Average loans outstanding during the year                               $340,195  $310,389  $270,563  $242,217  $191,360
                                                                         =======   =======   =======   =======   =======
Ratio of net charge-offs (recoveries) to average loans outstanding        0.07%     0.10%     0.12%     0.03%     0.26%


     The allowances for loan losses is increased by charges to the provision for loan losses and reduced by loans charged off net of recoveries. Southern's provision is the amount necessary to maintain the allowance at a level considered adequate to provide for possible loan losses based on management's internal evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions.


Allocation of the allowance for loan losses:

     The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:


                                                                    December 31,

                                 1997                 1996                 1995                 1994                1993
                                    % of loans           % of loans           % of loans           % of loans          % of loans
                                     in each             in each               in each              in each             in each
                                   category to          category to          category to          category to         category to
                           Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount total loans
Commercial, financial
     and agricultural      $2,149      24%      $2,214      22%      $1,264      20%       $774      14%        $672      10%
Real estate:
  Construction                 60       1%          76       1%          63       1%        247       1%          53       1%
    Mortgage:
      1 to 4 residential    1,194      30%       1,245      36%       2,188      39%      2,813      43%       3,134      47%
      Commercial              537      17%         566      17%         853      15%      1,061      16%       1,284      19%
      Equityline              239       8%         204       6%         260       5%        277       4%         257       4%
      Other                   239       8%         248       6%         408       7%        460       8%         462       6%
Consumer                    1,493      10%       1,537      11%       1,222      13%      1,021      13%         855      13%
Lease Financing                60       2%          73       1%          63       -         -         1%          -        -
                            _____     ___        _____     ___        _____     ___       _____      ___       _____     ___
                           $5,971     100%      $6,163     100%      $6,321     100%     $6,653      100%     $6,717     100%
                            =====     ===        =====     ===        =====     ===       =====      ===       =====     ===



VI.  DEPOSITS


     The average monthly volume of deposits, which is considered representative of BancShares' operations, and the average rates paid on such deposits are presented below (dollars in thousands):


                                               1997               1996                1995
                                        Average   Average   Average   Average   Average   Average
                                        Balances   Rates    Balances   Rates    Balances   Rates
Non-interest bearing demand             $63,783      -     $57,773       -      $50,088     -
Interest bearing demand                  76,080    0.98%    70,443     1.74%     59,926    2.11%
Savings                                  87,577    2.58%    83,761     2.63%     79,486    2.82%
Time deposits                           270,863    5.62%   247,575     5.45%    217,752    5.47%
                                        _______            _______              ______
   Total deposits                      $498,303           $459,552             $407,252
                                        =======            =======              ======


     Maturities of $100,000 or more time certificates of deposit at December 31, 1997 are summarized as follows (dollars in thousands):

<CATEGORY>

Maturity Category
Three months or less                             $20,339
Over three through six months                     10,430
Over six months through twelve months             14,720
Over one year through five years                   7,269
Over five years                                      246
                                                 _______
                                                 $53,004
                                                 =======


VII.  RETURN ON EQUITY AND ASSETS

The following table presents certain ratios of the Company:

                                                                                   December 31,

                                                                           1997       1996       1995
Return on assets (net income divided by average total assets)              1.17%      0.84%      0.86%

Return on equity - including Series B and C preferred
  (net income divided by average total equity)                            14.47%     10.85%     11.29%

Dividend payout ratio
   (Dividends paid divided by net income)                                  8.85%     13.45%     13.57%

Equity to assets ratio - including Series B and C preferred
   (Average equity divided by average total assets)                        8.06%      7.74%      7.59%


VIII.  CAPITAL ADEQUACY

The following table presents certain calculations of BancShares' capital and related ratios:


                                                     December  31,
(Dollars in thousands)
                                               1997       1996        1995
 Total Shareholders' Equity                  $54,984    $44,778     $37,163
 Leverage Capital                             34,380     27,891      23,369
 Tier I Capital                               34,380     27,891      23,369
 Total Capital                                38,449     31,861      26,831

 Leverage Capital Ratio (1)                    6.07%      5.46%       5.60%
 Tier I Capital Ratio                         11.43%      9.33%       8.87%
 Total Capital Ratio (2)                      12.78%     10.66%      10.19%


(1) Bank holding companies operating at the 3% minimum are expected to have well diversified risk profiles, including no undue interest rate risk, excellent asset quality, high liquidity and strong earnings. Bank holding companies not meeting these requirements are expected to maintain a leverage ratio somewhat higher than the 3% minimum applicable to the highest rated companies.

(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.


IX.  RATE OF INTERNAL CAPITAL GENERATION


                                                                    December  31,

                                                                   1997      1996       1995
Return on average assets (based on net income)                    1.17%     0.84%      0.86%

Average equity as a percentage of total average assets            8.06%     7.74%      7.59%

Return on average equity                                         14.47%    10.85%     11.29%

Dividend payout ratio                                             8.85%    13.45%     13.57%
   (Dividends paid divided by net income)

Earnings retention                                               91.15%    86.55%     86.43%
   (Net income less dividends divided by net income)

Rate of internal capital generation                              13.19%     9.39%      9.76%
   (Return on average equity ratio times earnings
    retention ratio)



X.  INTEREST RATE SENSITIVITY ANALYSIS


(Dollars in Thousands)


                                                                                  December 31, 1997
                                                                                                           Non-Rate
                                                    1-30          31-90         91-180         181-365     Sensitive
                                                    Days           Days          Days            Days       & Over
                                                  Sensitive      Sensitive     Sensitive       Sensitive    1 Year        Total
Earning Assets:
Loans, net of unearned income                      $82,232        $68,584        $16,151        $28,290    $154,096      $349,353
Investment Securities                               38,654         16,178          5,249         26,869      93,183       180,133
Temporary Investments                               10,240           -              -              -           -           10,240
Other                                                 -             5,200           -              -           -            5,200
                                                   _______         ______         ______         ______     _______       _______
Total interest earning assets                     $131,126        $89,962        $21,400        $55,159    $247,279      $544,926
                                                   =======         ======         ======         ======     =======       =======


Interest-Bearing Liabilities:
Savings and core time deposits                    $200,515        $39,330        $50,300        $60,382     $43,232      $393,759
Time deposits of $100,000 and more                   9,579         10,760         10,430         14,720       7,515        53,004
Short-term borrowing                                 6,826            -              -              -           -           6,826
Long-term obligations                                  -            4,750            -              -           -           4,750
                                                   _______         ______         ______         ______     _______       _______
Total interest bearing liabilites                 $216,920        $54,840        $60,730        $75,102     $50,747      $458,339
                                                   =======         ======         ======         ======     =======       =======
Interest sensitive Gap                            $(85,794)       $35,122       $(39,330)      $(19,943)   $196,532      $ 86,587
                                                   =======         ======         ======         ======     =======       =======

Interest  sensitivity  is  continually  changing.   The  table  above  reflects
Bancshares' gap position at December 31, 1997 and does not necessarily represent its position on any other dates.


XI.  SHORT-TERM BORROWINGS


                                                           (Dollars in Thousands)
                                                        1997                    1996
                                                  Amount    Rate           Amount    Rate
Repurchase Agreements
          At December 31                          $4,761    5.62%          $3,838    6.71%
          Average during year                      4,819    4.18%           2,934    4.04%
          Maximum month-end balance during year    5,929                    4,507

U.S. Treasury tax and loan accounts
          At December 31                          $2,065     5.25%         $1,226    5.15%
          Average during year                        997     5.85%          1,052    5.09%
          Maximum month-end balance during year    2,215                    1,300


ITEM 2 - PROPERTIES

     BancShares does not own or lease any real property. Except for four tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

     Southern's home office is located at 121 East Main Street, Mount Olive, North Carolina. At December 31, 1997 there were 42 Southern offices in North Carolina. These offices are listed in BancShares' 1997 Annual Report.

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

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

          None.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS:

         Information is included on page 15 of the Registrant's 1997 Annual Report in Exhibit 13 incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA:

         Information is included in table 1, Five-Year Financial Summary, Selected Balances and Ratios, on page 4 of Registrant's 1997 Annual Report in Exhibit number 13 incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Information is included on pages 4 through 16 of Registrant's 1997 Annual Report in Exhibit number 13 incorporated herein by reference.

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         Information is included under the section "Market Risk" on pages 11 and 12 of the Registrant's 1997 Annual Report in Exhibit number 13 incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The following financial statements and independent auditors' report are incorporated herein by reference, on the page numbers indicated, in the 1997 Annual Report of Southern BancShares (N.C.), Inc. included in exhibit number 13 herein.

         Independent Auditors' Report                                      17

         Consolidated Balance Sheets as of December 31, 1997 and 1996      18

         Consolidated Statements of Income for the years ended
         December 31, 1997, 1996 and 1995                                  19

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                  20

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1997, 1996 and 1995              21

         Notes To Consolidated Financial Statements                     22-38


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

         None

PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information under the captions "PROPOSAL 1: ELECTION OF DIRECTORS" and "Executive Officers" on pages 5 through 7 and page 9 of Registrant's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION:

     The information under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Committee Report on Executive Compensation", "Pension Plan", and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" on pages 7 through 9 and page 11 of the Registrant's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "OWNERSHIP OF VOTING SECURITIES BY MANAGEMENT" on pages 2 through 5 of the Registrant's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information contained in "Transactions with Management" on pages 12 through 13 of the Registrant's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON FORM 8-K:

     (a) 1. Financial Statements

            The following consolidated financial statements of Southern BancShares (N.C.), Inc. and subsidiary, and Independent Auditors' Report thereon, are incorporated herein by reference from Registrant's 1997 Annual Report to Shareholders.

            .  Independent Auditors' Report

            .  Consolidated Balance Sheets at December 31, 1997 and 1996

            . Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

            . Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

            . Consolidated Statements of Changes in Shareholders' equity for the years ended December 31, 1997, 1996 and 1995

            .  Notes to Consolidated Financial Statements

         2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are incorporated herein by reference from Registrant's 1997 Annual Report to Shareholders.

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

            4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

            10.1* Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

            10.2*      Eighth   Amendment   to  Noncompetition  and  Consulting
                       Agreement between R. S. Williams and Southern Bank and Trust Company (filed herewith)

            10.3* Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

            13 Registrant's 1997 Annual Report to Shareholders (filed herewith)

            22         Subsidiaries of the Registrant (filed herewith)

            99.1** Registrant's definitive Proxy Statement dated March 20, 1998 for the 1998 Annual Shareholders' Meeting





     (b)    Reports on Form 8-K


            No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1997.

 * Denotes a Management Contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

 **    Not being refiled



     Pursuant  to  the  requirements  of Section 13 or 15 (d) of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  MARCH 19, 1998 SOUTHERN  BANCSHARES  (N.C.),  INC.
                         /s/ R. S. Williams
                    By:  ____________________________________________________
                         R. S. Williams, Chairman of  the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                   Title                 Date


/s/R. S. Williams      Chairman of the Board of    March 20, 1998
R. S. Williams         Directors

/s/David A. Bean      Treasurer (principal         March 19, 1998
David A. Bean         financial and accounting
                      officer)

/s/Bynum R. Brown           Director               March 23, 1998
Bynum R. Brown

/s/William H. Bryan         Director               March 25, 1998
William H. Bryan

/s/D. Hugh Carlton          Director               March 23, 1998
D. Hugh Carlton

/s/Robert J. Carroll        Director               March 20, 1998
Robert J. Carroll

/s/Hope H. Connell          Director               March 20, 1998
Hope H. Connell

/s/J. Edwin Drew            Director               March 23, 1998
J. Edwin Drew

/s/Moses B. Gillam, Jr      Director               March 26, 1998
Moses B. Gillam, Jr.

/s/Leroy C. Hand, Jr.       Director               March 23, 1998
LeRoy C. Hand, Jr.

/s/Frank B. Holding         Director               March 19, 1998
Frank B. Holding

/s/M. J. McSorley           Director               March 23, 1998
M. J. McSorley

/s/W. B. Midyette, Jr.      Director               March 23, 1998
W. B. Midyette, Jr.

/s/W. Hunter Morgan         Director               March 23, 1998
W. Hunter Morgan

/s/Charles I. Pierce        Director               March 26, 1998
Charles I. Pierce, Sr.

/s/W. A. Potts              Director               March 24, 1998
W. A. Potts

/s/Charles L. Revelle, Jr.  Director               March 23, 1998
Charles L. Revelle, Jr.

/s/ Charles O. Sykes        Director               March 25, 1998
Charles O. Sykes

/s/John N. Walker           Director               March 23, 1998
John N. Walker