Form 10-Q
period 1998-03-31
SOUTHERN BANCSHARES NC INC
filed 1998-05-06
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1998.            Commission File No. 0-10852

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

                               Yes _X_   No ___

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                119,918 shares


SOUTHERN BANCSHARES (N.C.), INC AND SUBSIDIARY                                                     March 31,         December 31,
CONSOLIDATED BALANCE SHEETS                                                                          1998                1997
                                                                                                   ________            ________
(Dollars in thousands except per share data)                                                     (Unaudited)
S>
ASSETS
Cash and due from banks                                                                             $24,175             $28,381
Federal funds sold                                                                                    8,225              10,240
Investment securities:
   Held-to-maturity, at amortized cost (fair value $71,873 and $57,294, respectively)                70,886              56,281
   Available-for-sale, at fair value (amortized cost $91,477 and $100,978, respectively)            113,754             123,852
Loans                                                                                               354,206             349,353
   Less allowance for loan losses                                                                    (6,016)             (5,971)
Net loans                                                                                           _______             _______
                                                                                                    348,190             343,382
Premises and equipment                                                                               17,985              18,157
Accrued interest receivable                                                                           4,779               4,205
Intangible assets                                                                                     5,122               5,506
Other assets                                                                                            773                 748
                                                                                                    _______             _______
              Total assets                                                                         $593,889            $590,752
                                                                                                    =======             =======
LIABILITIES
Deposits:
   Noninterest-bearing                                                                             $ 64,055            $ 66,565
   Interest-bearing                                                                                 451,922             446,763
                                                                                                    _______             _______
Total deposits                                                                                      515,977             513,328

Short-term borrowings                                                                                 6,236               6,826
Long-term obligations                                                                                 4,300               4,750
Accrued interest payable                                                                              3,932               4,394
Other liabilities                                                                                     6,431               6,470
                                                                                                    _______             _______
        Total liabilities                                                                           536,876             535,768
                                                                                                    _______             _______
SHAREHOLDERS' EQUITY
Series B non-cumulative  preferred  stock, no  par value; 408,728 shares authorized;
    404,946  shares  issued  and outstanding at March 31, 1998 and December 31, 1997                  1,976               1,976
Series C non-cumulative preferred stock, no par value;  43,631 shares authorized and
    43,631  shares  issued  and  outstanding at March 31, 1998 and December 31, 1997                    578                 578
Common  stock, $5  par  value;  158,485  shares authorized and 119,918 shares issued
   and outstanding at March 31, 1998 and December 31, 1997                                              600                 600
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    29,155              26,733
Unrealized gain on securities available-for-sale, net of tax                                         14,704              15,097
                                                                                                    _______             _______
        Total shareholders' equity                                                                   57,013              54,984
                                                                                                    _______             _______
              Total liabilities and shareholders' equity                                           $593,889            $590,752
                                                                                                    =======             =======

The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY                                                 (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                                       Three Months Ended March  31,
                                                                                            1998            1997
(Dollars in thousands except share and per share data)
Interest income:
   Loans                                                                                   $7,532          $6,906
   Investment securities:
     U. S. Government                                                                       1,735           1,587
     State, county and municipal                                                              481             533
     Other                                                                                    161             119
                                                                                            _____           _____
        Total investment securities interest income                                         2,377           2,239
  Federal funds sold                                                                          184             110
                                                                                            _____           _____
           Total interest income                                                           10,093           9,255

Interest expense:
   Deposits                                                                                 4,656           4,309
   Short-term borrowings                                                                       70              52
   Long-term obligations                                                                       76               2
                                                                                            _____           _____
           Total interest expense                                                           4,802           4,363
                                                                                            _____           _____
              Net interest income                                                           5,291           4,892
   Provision for loan losses                                                                   60              60
                                                                                            _____           _____
                 Net interest income after provision for loan losses                        5,231           4,832

Noninterest income:
    Service charges on deposit accounts                                                       762             648
    Other service charges and fees                                                            246             208
    Investment securities gains, net                                                        1,788           3,534
    Insurance commissions                                                                      19              17
    Gain (loss) on sale of loans                                                                1             (10)
    Other                                                                                     117              73
                                                                                            _____           _____
         Total noninterest income                                                           2,933           4,470

Noninterest expense:
    Personnel                                                                               2,285           2,088
    Intangibles amortization                                                                  384             402
    Data processing                                                                           432             353
    Furniture and equipment                                                                   332             384
    Occupancy                                                                                 378             333
    FDIC insurance assessment                                                                  37              27
    Charitable contributions                                                                  -             4,072
    Other                                                                                     940             806
                                                                                            _____           _____
         Total noninterest expense                                                          4,788           8,465
                                                                                            _____           _____
Income before income taxes                                                                  3,376             837
Income taxes                                                                                  809              80
                                                                                            _____            ____
         Net income                                                                        $2,567            $757
                                                                                            =====            ====
Per share information:
  Net income applicable to common shares                                                   $20.58           $5.48
  Cash dividends declared on common shares                                                    .38             .37
  Weighted average common shares outstanding                                              119,918         119,918
                                                                                          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)
                                                                                         Three months ended March 31,
(Thousands)                                                                                  1998            1997
OPERATING ACTIVITIES:
     Net income                                                                            $2,567            $757
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Provision for loan losses                                                          60              60
            Contribution expense for donation of marketable equity securities                 -             4,072
            Gain on contribution of marketable equity securities                              -            (3,529)
            Gains on sales and issuer calls of securities                                  (1,788)             (5)
            Loss on sale and abandonment of premises and equipment                              3              27
            Net accretion of discounts on investments                                         (19)            (21)
            Amortization of intangibles                                                       384             402
            Depreciation                                                                      334             245
            Net increase in accrued interest receivable                                      (574)           (481)
            Net (decrease) increase in accrued interest payable                              (462)            477
            Net (increase) decrease in other assets                                           (25)            864
            Net decrease in other liabilities                                                 (39)           (219)
                                                                                            _____           _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     441           2,649
                                                                                            _____           _____
INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities available-for-sale   16,000             -
   Proceeds from maturities and issuer calls of investment securities held-to-maturity      1,198          14,703
   Proceeds from sales of investment securities available-for-sale                          1,975             -
   Purchases of investment securities held-to-maturity                                    (15,803)        (11,010)
   Purchases of investment securities available-for-sale                                   (6,463)         (6,264)
   Net increase in loans                                                                   (4,868)        (11,014)
   Additions to premises and equipment                                                       (165)         (1,226)
                                                                                           ______           _____
NET CASH USED IN INVESTING ACTIVITIES                                                      (8,126)        (14,811)
                                                                                           ______           _____
FINANCING ACTIVITIES:
   Net decrease in demand and interest bearing demand deposits                             (1,954)         (8,599)
   Net increase in time deposits                                                            4,603           8,929
   Net (repayments) proceeds of long-term obligations                                        (450)          4,700
   Net (repayments) proceeds of short-term borrowings                                        (590)          1,668
   Cash dividends paid                                                                       (145)           (143)
                                                                                           ______          ______
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   1,464           6,555
                                                                                           ______          ______
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (6,221)         (5,607)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                         38,621          32,465
                                                                                           ______          ______
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                            $32,400         $26,858
                                                                                           ======          ======
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
    Interest                                                                               $5,264          $3,882
    Income taxes                                                                             $844             $96
                                                                                           ======           =====
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale                                     ($597)          ($996)
                                                                                              ===             ===

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                          Preferred Stock                                           Unrealized
                                      _______________________      Common                            gain on
                                      Series B       Series C      Stock                            securities
                                      ________       ________      _____                            available-      Total
(dollars in thousands                                                                 Retained      for-sale,    Shareholders'
  except per share data)            Shares Amount Shares Amount Shares Amount Surplus Earnings     net of taxes     Equity
                                    _____________ _____________ _____________ _______ ________     ____________     ______

BALANCE, DECEMBER 31, 1996         407,752 $1,986 43,631 $578   119,918 $600  $10,000  $20,718       $10,896       $44,778

Net income                                                                                 757                         757

Cash dividends:
 Common stock ($.375 per share)                                                            (43)                        (43)
 Preferred B  ($.22  per share)                                                            (90)                        (90)
 Preferred C  ($.22  per share)                                                            (10)                        (10)

Change in unrealized gain on
 securities available-for-sale,
 net of taxes                                                                                           (657)         (657)
                                   _______  _____ ______  ___   _______  ___   ______   ______         _____        ______
BALANCE, MARCH 31, 1997            407,752 $1,986 43,631 $578   119,918 $600  $10,000  $21,332       $10,239       $44,735
                                   =======  ===== ======  ===   =======  ===   ======   ======        ======        ======

BALANCE,  DECEMBER 31, 1997        404,946 $1,976 43,631 $578   119,918 $600  $10,000  $26,733       $15,097       $54,984

Net income                                                                               2,567                       2,567

Cash dividends:
  Common stock ($.38 per share)                                                            (46)                        (46)
  Preferred B  ($.22 per share)                                                            (89)                        (89)
  Preferred C  ($.22 per share)                                                            (10)                        (10)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes                                                                                          (393)         (393)
                                   _______  _____ ______  ___   _______  ___   ______   ______        ______        ______
BALANCE, MARCH 31, 1998            404,946 $1,976 43,631 $578   119,918 $600  $10,000  $29,155       $14,704       $57,013
                                   =======  ===== ======  ===   =======  ===   ======   ======        ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARY
Notes to consolidated financial statements
(Dollars in thousands)

Note 1. Summary of significant accounting policies

BancShares

    Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 42 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has a wholly-owned subsidiary: Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

Principles of Consolidation

    The consolidated financial statements include the accounts of BancShares, and its wholly-owned subsidiary, Southern. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern. BancShares' financial resources are primarily provided by dividends from Southern and there are no material differences between the results of operations or financial position of BancShares or of Southern. All significant intercompany balances have been eliminated in consolidation.

Basis of Financial Statement Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan losses, the valuation of other real estate, the valuation allowance for deferred tax assets and fair value estimates for financial instruments. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1997, incorporated by reference in the 1997 Annual Report on Form 10-K.

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

Mortgage Servicing Rights

    The estimated value of the right to service mortgage loans for others ("MSR's") is included in other assets on BancShares' consolidated balance sheet. Capitalization of the MSR's occurs when the underlying loans are sold or securitized or when rights to service mortgage loans from others are acquired. Capitalized MSR's are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR's are periodically reviewed for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized MSR's are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans, including loan type, term, interest rate and origination date. Fair value is estimated using current commitment prices from investors or current quoted market prices to sell similar products. During the three months ended March 31, 1998, BancShares acquired the rights to service $51 million in mortgage loans from an affiliate institution (see note 8) for $522. At March 31, 1998 and December 31, 1997, MSR's amounted to $632 and $137, respectively. There was no valuation allowance for MSR's at March 31, 1998 or December 31, 1997.

Management Opinion

    The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)


Note 2.  Investment securities                                 March 31, 1998                          DECEMBER 31, 1997
                                                           Gross       Gross    Estimated             Gross      Gross   Estimated
                                               Amortized Unrealized  Unrealized   Fair   Amortized  Unrealized Unrealized  Fair
                                                  Cost      Gains      Losses     Value     Cost       Gains     Losses    Value
                                                 _____    _________   ________   ______   _______    ________   ________ _________
    SECURITIES HELD-TO-MATURITY:
      U. S. Government                           $48,962        148      (33)    $49,077   $33,969       122        -      $34,091
      Obligations of states
       and political subdivisions                 21,824        872       -       22,696    22,212       890        -       23,102
      Corporate securities                           100         -        -          100       100         1        -          101
                                                  ______       ____      ____     ______    ______     _____       ___     _______
                                                  70,886      1,020      (33)     71,873    56,281     1,013        -       57,294
                                                  ======      =====      ====     ======    ======     =====       ===     =======
    SECURITIES AVAILABLE-FOR-SALE:
      U. S. Government                            71,475        163       (4)     71,634    82,471       130       (9)      82,592
      Marketable equity securities                 9,698     21,570       -       31,268     8,119    22,183       (8)      30,294
      Obligations of states
       and political subdivisions                  8,411        490       (2)      8,899     8,411       527        -        8,938
      Mortgage-backed securities                   1,893         60       -        1,953     1,977        51        -        2,028
                                                  ______     ______      ____     ______    ______    ______      ___      _______
                                                  91,477     22,283       (6)    113,754   100,978    22,891      (17)     123,852
                                                  ======     ======      ====     ======    ======    ======      ===      =======

         TOTALS                                 $162,363    $23,303      (39)   $185,627  $157,259   $23,904     ($17)    $181,146
                                                 =======     ======     ====     =======   =======    ======      ===      =======

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                              March 31,       December 31,
                                                                1998              1997
                                                                ____              ____
Note 3. LOANS


   Commercial, financial and agricultural                     $85,254            $84,281
   Real Estate:
     Construction                                               4,664              5,209
     Mortgage:
       One to four family residential                         107,389            106,444
       Commercial                                              59,128             58,056
       Equityline                                              27,746             27,759
       Other                                                   31,782             27,868
   Consumer                                                    33,500             35,780
   Lease financing                                              4,743              3,956
                                                              _______            _______
    Total loans                                               354,206            349,353
                                                              =======            =======

   Loans held for sale                                       $  5,584           $  3,019
   Loans serviced for others                                 $129,047           $ 78,426

                                                            Three Months Ended March 31,
                                                            ____________________________
                                                                 1998            1997
                                                                 ____            ____
Note 4. ALLOWANCE FOR LOAN LOSSES

   Balance at beginning of year                                $5,971           $6,163
   Provision for loan losses                                       60               60
   Loans charged off                                              (41)             (57)
   Loan recoveries                                                 26               79
                                                                _____            _____
   Balance at end of the period                                $6,016           $6,245
                                                                =====            =====

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

                                                  March 31,    December 31,
                                                    1998           1997
                                                    ____           ____

Note 5. Premises and Equipment

    Land                                         $ 3,381          $3,377
    Buildings and improvements                    14,337          14,292
    Furniture and equipment                        6,499           6,387
    Construction-in-progress                          11              90
                                                  ______          ______
                                                  24,228          24,146
        Less: accumulated depreciation            (6,243)         (5,989)
                                                  ______          ______
                                                 $17,985         $18,157
                                                  ======          ======

Note 6. Earnings per common share

   Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. BancShares had no potentially dillutive securities during 1998 or 1997, so there is no difference in the computation of basic and diluted earnings per share for the periods presented.

                                           Three Months Ended March 31,
                                           ____________________________
                                                 1998         1997
                                                 ____         ____
   Net income                                  $2,567         $757
    Less: Preferred dividends                     (99)        (100)
                                                 ____         ____
   Net income applicable to common shares      $2,468         $657
                                                =====         ====
   Weighted average common shares
      outstanding during the period           119,918      119,918
                                              =======      =======

SOUTHERN BANCSHARES ((N.C.), INC. AND SUBSIDIARY
Notes to consolidated financial statements
(Dollars in thousands except share and per share data)

Note 7. COMPREHENSIVE INCOME

    In  June  1997, the  FASB  issued  Statement  130, "Reporting Comprehensive
Income". Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, BancShares adopted Statement 130 in 1998.

    During the three months ended March 31, 1998 and 1997, comprehensive income, which consisted of net income and changes in net unrealized gains and losses, net of applicable tax effects, amounted to $2,174 and $100, respectively.



Note 8. RELATED PARTIES

    BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares. The first significant shareholder is a director of BancShares and, at March 31, 1998, beneficially owned 32,284 shares, or 26.92 percent, of BancShares' outstanding common stock and 22,171 shares, or 5.47 percent, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.00 percent, of BancShares' outstanding common stock, and 17,205 shares, or 4.24 percent, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.24 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

    These two significant shareholders are directors and executive officers of the Corporation and at March 31, 1998, beneficially owned 2,553,443 shares, or
28.29 percent, and 1,563,591 shares, or 17.32 percent, respectively, of the Corporation's outstanding Class A common stock, and 633,171 shares, or 36.10 percent, and 155,874 shares, or 8.89 percent, respectively, of the Corporation's outstanding Class B common stock. The above totals include 540,170 Class A common shares, or 5.98 percent, and 110,668 Class B Common shares, or 6.31 percent, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens").

The following table lists the various charges paid to the Corporation during the three months ended:

                                        Three Months Ended March 31,
                                        ____________________________
                                           1998              1997
                                         ________          ________
                                                           C>

    Data and item processing              $529                $468
    Forms, supplies and equipment          106                  91
    Trustee for employee benefit plans      18                  16
    Consulting fees                         19                  19
    Trust investment services                5                   6
    Internal auditing services               1                  34
    Other services                          31                  30
                                          ____                ____
                                          $709                $664
                                          ====                ====

     Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation.
Correspondent account balances with the Corporation included in cash and due from banks totaled $6,959 at March 31, 1998 and $10,071 at December 31, 1997.

     During the quarter ended March 31, 1998, BancShares acquired the rights to service $51 million in mortgage loans from an affiliate institution which shares the same two significant shareholders as both BancShares and the Corporation.


SOUTHERN BANCSHARES (N.C), INC. AND SUBSIDIARY
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS - FIRST THREE MONTHS OF 1998 VS. FIRST THREE MONTHS OF 1997



INTRODUCTION

     In the first three months of 1998, the net income of Southern BancShares increased $1.8 million from $0.8 million in the first three months of 1997 to $2.6 million in the first three months of 1998, an increase of 239.10 percent.
This increase resulted primarily from a contribution expense of $4.1 million which was partially offset by a securities gain of $3.5 million and the resulting reduction in income tax related to the contribution of marketable securities to a charitable foundation in the three months ended March 31, 1997.
In the three months ended March 31, 1998 BancShares also sold $0.2 million of available for sale securities resulting in a gain of $1.8 million.

     Net income available to common shares per share for the first three months of 1998 was $20.58 per common share, an increase of $15.10, or 275.55 percent, from $5.48 in 1997. The return on average equity increased to 17.95 percent, for the period ending March 31, 1998, from 6.66 percent for the period ending
March 31, 1997 and the return on average assets increased to 1.72 percent, for the period ending March 31, 1998, from 0.56 percent for the period ending March
31, 1997. At March 31, 1998, BancShares' assets totaled $593.9 million, an increase of $3.1 million, or 0.53 percent, from the $590.8 million reported at December 31, 1997. During this three month period, net loans increased $4.8 million or 1.40 percent, from $343.4 million to $348.2 million. During the three months ended March 31, 1998 investment securities increased $4.5 million, or 2.50 percent from $180.1 million at December 31, 1997 to $184.6 million at March 31, 1998. Total deposits increased $2.6 million, or 0.51 percent from $513.3 million at December 31, 1997 to $516.0 at March 31, 1998. The above increases resulted from internal growth as there were no branch acquisitions or new branches opened by Southern in the quarter ended March 31, 1998.

INTEREST INCOME

     Interest and fees on loans increased $0.6 million, or 9.06 percent, from $6.9 million for the three months ended March 31, 1997 to $7.5 million for the three months ended March 31, 1998. This increase was due to increased loan volume. Average loans for the three months ending March 31, 1998 were $352.1 million, an increase of 9.07 percent from $322.9 million for the prior year three month period. The yield on the loan portfolio was 8.56 percent in both the three months ended March 31, 1998 and 1997.

     Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $.1 million, or 6.16 percent, from $2.2 million in the three months ended March 31, 1997 to $2.4 million in the three months ended
March 31, 1998. This increase was due to an increase in the volume of average investment securities for the three months ended March 31, 1998 to $160.8 million as compared to $151.9 million for the 1997 period. The yield on investment securities was 5.91 percent for both the three months ended March
31, 1998 and 1997.

     Interest  income  on  federal  funds  sold increased $.1 million, or 67.27 percent, from $0.1 million for the three months ended March 31, 1997 to $0.2 million for the three months ended March 31, 1998. This increase in income resulted primarily from the increase in the average federal funds sold to $13.7 million for the three months ended March 31, 1998 from $8.6 million for the three months ended March 31, 1997. Average federal funds sold yields were 5.37 percent for the three months ended March 31, 1998 an increase from 5.11 percent for the three months ended March 31, 1997.

     Total interest income increased $0.8 million, or 9.05 percent, from $9.3 million for the three months ended March 31, 1997 to $10.1 million for the three months ended March 31, 1998. This increase was the result of volume increases. Average earning asset interest yields for the three months ended
March 31, 1998 and March 31, 1997 were 7.59 percent. Average earning assets increased from $485.2 million in the three months ended March 31, 1997 to $531.8 million in the period ended March 31, 1998. This $46.6 million increase in the average earning assets resulted from the acquisition of three Wachovia
Bank of North Carolina, N. A. branches having approximately $21.1 million in deposits in May 1997, and from internal growth within the other Southern branches. BancShares did not open any new branches or purchase any new branches during the quarter ended March 31, 1998.

INTEREST EXPENSE

     Total interest expense increased $0.4 million or 10.06 percent, from $4.4 million in the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998. The principal reason for the increase was the increased average interest bearing liabilities from $427.4 million for the quarter ended March 31, 1997 to $ 464.0 million for the quarter ended March 31, 1998. BancShares' total cost of funds also increased from 4.08 percent at March 31, 1997 to 4.14 for the quarter ended March 31, 1998. Average interest bearing deposits were $453.1 million in the three months ended March 31, 1998, an increase of $31.8 million from the $421.3 million in the three months ended
March 31, 1997. The increase in interest-bearing liabilities was primarily the result of the 1997 branch purchases discussed above.

NET INTEREST INCOME

     Net interest income was up $0.4 million, or 8.16 percent, from $4.9 million for the three months ended March 31, 1997 to $5.3 million for the three months ended March 31, 1998. This increase was primarily due to the increased earning asset volume resulting from the 1997 branch purchases discussed above.

The net interest margin at March 31, 1998 was 3.45 percent, a decrease of 10 basis points from the 3.55 percent interest margin at March 31, 1997.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

     For  the  three  months ended March 31, 1998 and 1997 management added $.1 million  as  volume related additions to the provision for loan losses.  During the  first  three  months of 1998 management charged-off loans totaling $41,000 and  received  recoveries  of $26,000, resulting in net charge-offs of $15,000.
During  the  same  period  in   1997, $57,000  in  loans  were  charged-off and
recoveries  of  $79,000  were received, resulting in net recoveries of $22,000.
The  increase  in  net charge-offs was primarily due to decreased recoveries in
1998.  The  following  table  presents  comparative Asset Quality ratios of the company:


                                                   March 31,    December 31,
                                                     1998          1997
Ratio of annualized net loans charged off
       to average loans                               .02%           .07%

Allowance for loan losses
       to loans                                      1.70%          1.71%

Non-performing loans
       to loans                                       .34%           .20%

Non-performing loans and assets
        to total assets                               .21%           .13%

Allowance for loan losses
        to non-performing loans                    504.27%        857.90%


     The ratio of net charge-offs to average loans outstanding decreased to an annualized .02 percent for the quarter ended March 31, 1998 from .07 percent for the year ended December 31, 1997 primarily due to increased recoveries of loans previously charged off. The allowance for loan losses represented 1.70 percent of loans, at March 31, 1998, a decrease of 1 basis point from the December 31, 1997 ratio of 1.71 percent. Loans increased $4.9 million, or 1.39 percent, from December 31, 1997 to March 31, 1998.

     The increase in the ratio of nonperforming loans to loans from .20 percent at December 31, 1997 to .34 percent at March 31, 1998 is the result of a slight performance decline in the loan portfolio. Nonperforming loans and assets to total assets increased to .21 percent at March 31, 1998 from .13 percent at December 31, 1997. The allowance for loan losses to nonperforming loans represented 504.27 percent of nonperforming loans at March 31, 1998, a decrease from the 857.90 percent at December 31, 1997. This decrease is primarily the result of an increase in nonperforming loans to $1.2 million at March 31, 1998 from $0.7 million at December 31, 1997. The nonperforming loans at March 31, 1998 included $0.1 million of nonaccrual loans, $1.1 million of accruing loans 90 days past due and no restructured loans. Other real estate at both March 31, 1998 and December 31, 1997 was $48,000.

     Management considers the March 31, 1998 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at March 31, 1998 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were approximately $0.1 million at March 31, 1998. At March 31, 1998, BancShares has no loans classified for regulatory purposes as loss or doubtful and less than $1.0 million of loans classified as substandard. Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

NONINTEREST INCOME

    Bancshares had a decrease of $1.7 million in net investment securities gains, for the quarter ended March 31, 1998 as compared to the prior year quarter principally related to the donation in the three months ended March 31, 1997 of available-for-sale securities to the charitable foundation discussed above. BancShares had gains on the sale of mortgage loans of $1,000 in the three months ended March 31, 1998 compared to $10,000 in losses on the sales of mortgage loans in the three months ended March 31, 1997. Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $.2 million, or 20.93 percent, from $0.9 million for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998.

NONINTEREST EXPENSE

     BancShares had a decrease in charitable contribution expense of $4.1 million for the quarter ended March 31, 1998 as compared to the prior year quarter principally related to the available-for-sale securities donation in the three months ended March 31, 1997 to provide additional funding to the charitable foundation discussed above.

     Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $0.4 million or 8.99 percent, from $4.4 million in the three months ended March 31, 1997 to $4.8 million in the three months ended March 31, 1998.

     This increase was primarily due to an increase in personnel expense of $0.2 million, or 9.43 percent, from $2.1 million at March 31 1997 to $2.3 million at March 31, 1998 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from branch acquisitions in May 1997.

INCOME TAXES

     In the three months ended March 31, 1998 BancShares had income tax expense of $0.8 million, an increase of $0.7 million , or 911.25 percent, from $0.1 million in the prior year period. This increase was due both to increased profitability resulting from the sale of available-for-sale securities discussed above and the non-recurring tax benefits in 1997 of the charitable donation in the three months ended March 31, 1997. The resulting effective tax rates based on the accruals for the three months ended in March 1998 and 1997 were 23.96 percent and 9.56 percent, respectively. The effective tax rate in 1998 of 23.96 percent differs from the federal statutory rate of 35.00 percent primarily due to tax exempt income.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

     In the quarter ended March 31, 1997 BancShares borrowed an additional $5.0 million and contributed an additional $5.0 million in capital to Southern which improved each of Southern's capital ratios.

     Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 1998 was 6.01 percent. At December 31, 1997, Southern's leverage capital ratio was 6.02 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 1998, the Total RBC ratio was 12.68 percent. At December 31, 1997 the RBC ratio was 12.81 percent. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

     The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

     The unrealized gains on securities available for sale at March 31, 1998 of $22.3 million and at December 31, 1997 of $22.9 million, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                         March 31,      December 31,
                                            1998            1997
Risk-based capital:
Tier 1 capital                           $ 33,922        $ 33,999
Total capital                              37,834          37,876
Risk-adjusted assets                      298,452         295,654
Average tangible assets                   564,455         564,633

Tier 1 capital ratio                      11.37%  (1)     11.50%  (1)
Total capital ratio                       12.68%  (1)     12.81%  (1)
Leverage capital ratio                     6.01%  (1)      6.02%  (1)

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized," as defined by the FDIC.


     At March 31, 1998 and December 31, 1997, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required to be classified as "well capitalized".

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

     In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 31.81 percent at March 31, 1998 and 37.15 percent at December 31, 1997.

     The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 1998 and 1997, respectively. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $0.1 million or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 1998 and at December 31, 1997 jumbo time deposits represented 11.48 percent and 10.33 percent, respectively, of total deposits.

     Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

ACCOUNTING AND OTHER MATTERS

     In February 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and other Postretirement Benefits." This statement standardizes the disclosure requirements of pensions and other postretirement benefits. This statement does not change any measurement or recognition provisions, and thus will not materially impact BancShares net income, but will result in altered disclosures relating to pension obligations.

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

     In 1997 BancShares developed a plan to deal with the "Year 2000 issue" and contracted with an industry consultant to review its overall exposure to the Year 2000 issue. The Year 2000 issue relates to computer programs written using two digits rather than four to define the applicable year. In 1997 management reviewed the results of the consultant's analysis of BancShares' data processing Year 2000 exposure and committed the human resources and the financial resources for BancShares to complete its resolution of the Year 2000 issue in 1998. The total cost of the Year 2000 conversion project for BancShares is estimated to be $.2 million and is being funded through operating cash flows. BancShares is expensing all costs associated with the required systems changes as the costs are incurred. As of December 31, 1997, excluding personnel costs, $3,000 had been expensed. As of March 31, 1998, excluding personnel  costs, $6,000  additional  had been expensed.  As discussed above in
Note 7, Related Parties, BancShares utilizes the mainframe system of a related bank holding company and its subsidiary (the "Corporation") for most of its mission-critical applications. These systems are currently being remediated, replaced or retired as part of the Corporation's Year 2000 compliance program. BancShares' is closely monitoring the Corporation's progress. Based on discussions with management of the Corporation, BancShares' management does not expect significant increases in future data processing costs relating to Year 2000 compliance.

     In the second quarter of 1998, BancShares expects to acquire the $17.0 million deposit Enfield, North Carolina office of Enfield Savings Bank ("ESB"). The deposits and loans related to ESB's second office are expected to be transferred and assigned to the Corporation in a purchase and assumption transaction. In the third quarter of 1998 BancShares expects to acquire, subject to regulatory approval, the $6.0 million deposit Gates, North Carolina office of First-Citizens Bank & Trust Company (see note 8 of notes to consolidated financial statements). BancShares has received approval to open de novo branches in two new eastern North Carolina markets. These offices are planned to open in 1999.

     The Board of Directors of BancShares has approved the formation of Southern Capital Trust I, a wholly-owned statutory business trust of BancShares (the "Trust"), which will issue $20.0 million of Capital Securities maturing in 2028 (the "Capital Securities"). The Trust will invest the proceeds of the $20.0 million from the Capital Securities in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation will be eliminated. The Junior Debentures, with a maturity of 2028, will be the primary assets of the Trust. With respect to the Capital Securities, BancShares will irrevocably and unconditionally guarantee the Trust's obligations. The Capital Securities, once issued, will be included in Tier I capital for regulatory capital adequacy requirements. The issuance of these securities is expected to occur in the second quarter of 1998.


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

                                             SOUTHERN  BANCSHARES  (N.C.), INC.
                                             /s/John C. Pegram, Jr.
Dated: May 6, 1998                           __________________________________
                                             John C. Pegram, Jr., President
                                             /s/David A. Bean
Dated: May 6, 1998                           __________________________________
                                             David A. Bean, Secretary/Treasurer