Form 10-Q
period 1998-06-30
SOUTHERN BANCSHARES NC INC
filed 1998-08-11
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998.                 Commission File No. 0-10852

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

                             Yes [ X ]   No [   ]

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                 119,796 shares

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                           June 30,    December 31,
CONSOLIDATED BALANCE SHEETS                                                                  1998           1997
                                                                                          ---------      ---------
(Dollars in thousands except per share data)                                              (Unaudited)

ASSETS
Cash and due from banks .............................................................     $  31,378      $  28,381
Federal funds sold ..................................................................        11,375         10,240
Investment securities:
Held-to-maturity,  at amorttized cost (fair value $70,027 and $57,294, respectively)         69,105         56,281
Available-for-sale, at fair value (amortized cost $92,477 and $100,978, respectively)       112,583        123,852
Loans ...............................................................................       374,875        349,353
Less allowance for loan losses ......................................................        (6,293)        (5,971)
                                                                                          ---------      ---------

Net loans ...........................................................................       368,582        343,382
Premises and equipment ..............................................................        18,022         18,157
Intangible assets ...................................................................         5,266          5,506
Accrued interest receivable .........................................................         4,630          4,205
Other assets ........................................................................         1,419            748
                                                                                          ---------      ---------
              Total assets ..........................................................     $ 622,360      $ 590,752
                                                                                          =========      =========
LIABILITIES
Deposits:
     Noninterest-bearing ............................................................     $  68,275      $  66,565
     Interest-bearing ...............................................................       456,591        446,763
                                                                                          ---------      ---------
Total deposits ......................................................................       524,866        513,328

Long-term obligations ...............................................................        23,000          4,750
Short-term borrowings ...............................................................         7,123          6,826
Accrued interest payable ............................................................         4,530          4,394
Other liabilities ...................................................................         6,792          6,470
                                                                                          ---------      ---------
          Total liabilities .........................................................       566,311        535,768
                                                                                          ---------      ---------
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock,  no  par value; 408,728 shares authorized;  404,586 and 404,946 shares issued and outstanding at June 30,
      1998 and December 31, 1997, respectively .......................................        1,974          1,976
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized and
      43,631 shares  issued and outstanding at June 30, 1998 and December 31, 1997
Common  stock, $5 par  value; 158,485  shares authorized and 119,796 and 119,918 shares  issued  and  outstanding  at June 30, 1998 and  December 31, 1997,
       respectively .................................................................           599            600
Surplus .............................................................................        10,000         10,000
Retained earnings ...................................................................        29,916         26,733
Unrealized gain on securities available-for-sale, net of tax ........................        12,982         15,097
                                                                                          ---------      ---------
        Total shareholders' equity ..................................................        56,049         54,984
                                                                                          ---------      ---------

              Total liabilities and shareholders' equity ............................     $ 622,360      $ 590,752
                                                                                          =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                   (Unaudited)                 (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                                 1998           1997          1998          1997
                                                                              ---------      ---------     ---------      ---------
(Dollars in thousands except share and per share data)
Interest income:
Loans ....................................................................    $   7,768      $   7,191     $  15,300      $  14,097
Investment securities:
    U. S. Government .....................................................        1,734          1,590         3,469          3,178
    State, county and municipal ..........................................          451            569           932          1,102
    Other ................................................................          385            266           546            384
                                                                              ---------      ---------     ---------      ---------

            Total investment securities interest income ..................        2,570          2,425         4,947          4,664
Federal funds sold .......................................................          163             95           347            205
                                                                              ---------      ---------     ---------      ---------

Total interest income ....................................................       10,501          9,711        20,594         18,966

Interest expense:
       Deposits ..........................................................        4,703          4,548         9,359          8,857
       Long-term obligations .............................................          395            118           471            120
       Short-term borrowings .............................................           71             72           141            124
                                                                              ---------      ---------     ---------      ---------


             Total interest expense ......................................        5,169          4,738         9,971          9,101
                                                                              ---------      ---------     ---------      ---------

                     Net interest income .................................        5,332          4,973        10,623          9,865
      Provision for loan losses ..........................................           60           --             120             60
                                                                              ---------      ---------     ---------      ---------

                     Net interest income after provision for loan losses .        5,272          4,973        10,503          9,805

Noninterest income:
     Investment securities gains, net ....................................         --             --           1,788          3,534
     Service charges on deposit accounts .................................          823            677         1,585          1,325
     Other service charges and fees ......................................          282            216           528            424
     Insurance commissions ...............................................           18             30            37             47
     Gain (loss) on sale of loans ........................................          (29)             4           (28)            (6)
     Other ...............................................................          125             52           242            125
                                                                              ---------      ---------     ---------      ---------

           Total noninterest income ......................................        1,219            979         4,152          5,449

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                   (Unaudited)                 (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                                 1998           1997          1998          1997
                                                                              ---------      ---------     ---------      ---------
(Dollars in thousands except share and per share data)
Noninterest expense:
      Personnel ..........................................................        2,434          2,164         4,719          4,252
      Data processing ....................................................          466            465           898            818
      Intangibles amortization ...........................................          403            443           787            845
      Occupancy ..........................................................          372            336           750            661
      Furniture and equipment ............................................          396            384           728            768
      FDIC insurance assessment ..........................................           38             28            75             55
      Charitable contributions ...........................................            1              2             1          4,074
      Other ..............................................................        1,003            857         1,943          1,671
                                                                              ---------      ---------     ---------      ---------

             Total noninterest expense ...................................        5,113          4,679         9,901         13,144
                                                                              ---------      ---------     ---------      ---------

Income before income taxes ...............................................        1,378          1,273         4,754          2,110
Income taxes .............................................................          451            130         1,260            210
                                                                              ---------      ---------     ---------      ---------

                       Net income ........................................    $     927      $   1,143     $   3,494      $   1,900
                                                                              =========      =========     =========      =========

Per share information:
   Net income applicable to common shares ................................    $    6.91      $    8.71     $   27.49      $   14.19
   Cash dividends declared on common shares ..............................         0.37           0.37          0.75           0.74
   Weighted average common shares outstanding ............................      119,855        119,918       119,886        119,918
                                                                              =========      =========     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     (Unaudited)
                                                                                              Six months ended June 30,
(Thousands)                                                                                       1998          1997
                                                                                                --------     ---------
OPERATING ACTIVITIES:
Net income ................................................................................     $  3,494      $  1,900
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses .....................................................          120            60
            Contribution expense for donation of marketable equity securities .............         --           4,071
            Gain on contribution of marketable equity securities ..........................         --          (3,529)
            Gains on sales and issuer calls of securities .................................       (1,788)           (5)
            Loss on sale and abandonment of premises and equipment ........................           34            32
            Loss on sale of loans .........................................................           28             6
            Net accretion of discounts on investments .....................................          (39)          (44)
            Amortization of intangibles ...................................................          708           845
            Depreciation ..................................................................          673           486
            Net increase in accrued interest receivable ...................................         (425)         (527)
            Net increase in accrued interest payable ......................................          136         1,360
            Net (increase) decrease in other assets .......................................         (478)        1,794
            Net increase (decrease) in other liabilities ..................................          104          (456)
                                                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .................................................        2,567         5,993
                                                                                                --------      --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale       23,360         3,105
      Proceeds from maturities and issuer calls of investment securities held-to-maturity .        3,906        26,177
      Proceeds from sales of investment securities available-for-sale .....................        1,976          --
      Purchases of investment securities held-to-maturity .................................      (16,064)      (17,764)
      Purchases of investment securities available-for-sale ...............................      (10,433)      (12,264)
      Net increase in loans ...............................................................       (8,957)      (27,700)
      Additions to premises and equipment .................................................         (303)       (2,700)
      Net cash (paid) received for bank and branches acquired .............................       (6,070)       19,730
                                                                                                --------      --------

NET CASH USED IN INVESTING ACTIVITIES .....................................................      (12,585)      (11,416)
                                                                                                --------      --------
FINANCING ACTIVITIES:
     Net decrease in demand and interest bearing demand deposits ..........................       (3,985)      (14,195)
     Net (decrease) increase in time deposits .............................................          (98)       16,469
     Proceeds of long-term obligations ....................................................       23,000         5,000
     Payments of long-term obligations ....................................................       (4,750)         (750)
     Net proceeds of short-term borrowings ................................................          297         1,668
     Cash dividends paid ..................................................................         (289)         (287)
     Purchase and retirement of stock .....................................................          (25)          (15)
                                                                                                --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................................       14,150         7,890
                                                                                                --------      --------

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     (Unaudited)
                                                                                              Six months ended June 30,
(Thousands)                                                                                       1998          1997
                                                                                                --------     ---------
NET INCREASE IN CASH EQUIVALENTS ..........................................................     $  4,132      $  2,467
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR ........................................       38,621        32,465
                                                                                                --------      --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD ............................................     $ 42,753      $ 34,932
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest .............................................................................     $  9,835      $  7,740
     Income taxes .........................................................................     $  1,335      $    799
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale, net of taxes .....................     $ (2,115)     $    644
                                                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

(Dollars in thousands except per share data)

                                                    Preferred Stock                           Common  Stock
                                      --------------------------------------------      ----------------------
                                            Series B              Series C
                                      -------------------     --------------------
                                       Shares      Amount      Shares      Amount        Shares         Amount       Surplus
                                       ------      ------      ------      ------        ------         ------       -------
Balance, December 31, 1996 .....      407,752    $  1,986      43,631     $    578       119,918      $    600      $ 10,000

Net income .....................

Retirement of stock ............       (1,408)         (6)

Cash dividends:
  Common stock ($.74 per share)

  Preferred B  ($.44 per  share)

  Preferred C  ($.44 per share)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes .................

                                     ========    ========      ======     ========      ========      ========      ========
Balance, June 30, 1997 .........      406,344    $  1,980      43,631     $    578       119,918      $    600      $ 10,000
                                     ========    ========      ======     ========      ========      ========      ========

Balance, December 31, 1997 .....      404,946    $  1,976      43,631     $    578       119,918      $    600      $ 10,000

Net income .....................

Retirement of stock ............         (360)         (2)                                  (122)           (1)

Cash dividends:
  Common stock ($.75 per share)

  Preferred B  ($.44 per share)

  Preferred C  ($.44 per share)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes .................

                                     ========    ========      ======     ========      ========      ========      ========
Balance, June 30, 1998 .........      404,586    $  1,974      43,631     $    578       119,796      $    599      $ 10,000
                                     ========    ========      ======     ========      ========      ========      ========

                                                  Unrealized
                                                   gain on
                                                  securities
                                                   available-          Total
                                        Retained    for-sale,      Shareholders'
                                        Earnings   net of taxes       Equity
                                        --------   ------------       ------
Balance, December 31, 1996 .....         $ 20,718      $ 10,896      $ 44,778

Net income .....................            1,900                       1,900

Retirement of stock ............               (9)                        (15)

Cash dividends:
  Common stock ($.74 per share)               (89)                        (89)

  Preferred B  ($.44 per  share)             (179)                       (179)

  Preferred C  ($.44 per share)              (19)                         (19)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes .................                            644           644

                                         ========      ========      ========
Balance, June 30, 1997 .........         $ 22,322      $ 11,540      $ 47,020
                                         ========      ========      ========

Balance, December 31, 1997 .....         $ 26,733      $ 15,097      $ 54,984

Net income .....................            3,494                       3,494

Retirement of stock ............              (22)                        (25)

Cash dividends:
  Common stock ($.75 per share)               (91)                        (91)

  Preferred B  ($.44 per share)              (179)                       (179)

  Preferred C  ($.44 per share)               (19)                        (19)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes .................                         (2,115)       (2,115)

                                         ========      ========      ========
Balance, June 30, 1998 .........         $ 29,916      $ 12,982      $ 56,049
                                         ========      ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 43 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations in January, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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


Principles Of Consolidation

The consolidated financial statements include the accounts of BancShares and, its wholly-owned subsidiaries, Southern and the Trust. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern. BancShares' financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.


Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due form banks and federal funds sold. Federal funds are purchased and sold for one day periods.


Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

Mortgage Servicing Rights

The estimated value of the right to service mortgage loans for others ("MSR's") is included in other assets on BancShares' consolidated balance sheet. Capitalization of the MSR's occurs when the underlying loans are sold or securitized or when rights to service mortgage loans from others are acquired. Capitalized MSR's are amortized against income over the projected servicing life of the underlying loans. Capitalized MSR's are periodically reviewed for impairment based on the excess of the carrying amount of such rights over their fair value.

For purposes of measuring impairment, capitalized MSR's are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans, including loan type, term, interest rate and origination date. Fair value is estimated using current commitment prices from investors or current quoted market prices to sell similar products.

During the six months ended June 30, 1998, BancShares acquired the rights to service $51 million in mortgage loans from an affiliate institution (see note 8) for $522,000. At June 30, 1998 and December 31, 1997, unamortized MSR's were $482,000 and $137,000 respectively. There was no valuation allowance for MSR's at June 30, 1998 or December 31, 1997.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands except share and per share data)



Note 2. Investment securities                      June  30, 1998                           December 31, 1997
                                        ---------------------------------------  --------------------------------------------
(In thousands)                                          Gross          Gross        Estimated                     Gross
                                        Amortized     Unrealized    Unrealized        Fair       Amortized     Unrealized
                                           Cost         Gains          Losses         Value          Cost         Gains
                                        ---------     ---------      ---------      ---------     ----------    ---------
SECURITIES HELD-TO-MATURITY:
     U.  S. Government ............     $  49,468           118            (27)     $  49,559     $  33,969           122
     Obligations of states
         and political subdivisions        19,537           831         20,368         22,212           890        23,102
     Corporate securities .........           100          --             --              100           100             1
                                        ---------     =========      ---------      ---------     ---------     ---------
                                           69,105           949            (27)        70,027        56,281         1,013
                                        =========     =========      =========      =========     =========     =========

SECURITIES AVAILABLE-FOR-SALE:
     U.  S. Government ............        71,473           143             (3)        71,613        82,471           130
     Marketable equity securities .        10,080        19,447         29,527          8,119        22,183            (8)
     Obligations of states
        and political subdivisions          9,036           486             (1)         9,521         8,411           527
    Mortgage-backed securities ....         1,888            43             (9)         1,922         1,977            51
                                        ---------     ---------      ---------      ---------     ---------     ---------
                                           92,477        20,119            (13)       112,583       100,978        22,891
                                        =========     =========      =========      =========     =========     =========

     Totals .......................     $ 161,582     $  21,068      ($     40)     $ 182,610     $ 157,259     $  23,904
                                        =========     =========      =========      =========     =========     =========

                                            Gross      Estimated
                                         Unrealized      Market
                                           Losses        Value
                                         ----------    ---------

SECURITIES HELD-TO-MATURITY:
     U.  S. Government ............     $    --        $  34,091
     Obligations of states
         and political subdivisions
     Corporate securities .........           101
                                        ---------      ---------
                                             --           57,294
                                        =========      =========

SECURITIES AVAILABLE-FOR-SALE:
     U.  S. Government ............            (9)        82,592
     Marketable equity securities .        30,294
     Obligations of states
        and political subdivisions           --            8,938
    Mortgage-backed securities ....          --            2,028
                                        ---------      ---------
                                              (17)       123,852
                                        =========      =========

     Totals .......................     ($     17)     $ 181,146
                                        =========      =========

Note 3.  LOANS

      (Dollars in thousands)                             June 30,   December 31,
                                                           1998           1997
                                                         --------       --------
 Commercial, financial and agricultural ...........       $ 92,040      $ 84,281
Real estate:
      Construction ...............................          4,263          5,209
       Mortgage:
            One to four family residential .......        116,936        106,444
            Commercial ...........................         60,928         58,056
            Equityline ...........................         30,580         27,759
            Other ................................         26,110         27,868
Consumer .........................................         35,075         35,780
Lease financing ..................................          4,646          3,956
                                                         --------       --------

  Total loans ....................................       $370,578       $349,353
                                                         ========       ========

Loans held for sale ..............................       $  4,247       $  3,019
Loans serviced for others ........................       $141,026       $ 78,426


Note 4.  ALLOWANCE FOR LOAN LOSSES
          (Dollars in thousands)
                                                       Six Months Ended June 30,
                                                      --------------------------
                                                         1998             1997
                                                       --------         --------

    Balance at beginning of year .............         $ 5,971          $ 6,163
      Allowance from bank acquisition ........             269             --
      Provision for loan losses ..............             120               60
      Loans charged off ......................            (119)            (178)
      Loan recoveries ........................              52              104
                                                       -------          -------

    Balance at end of the period .............         $ 6,293          $ 6,149
                                                       =======          =======

Note 5.    PREMISES AND EQUIPMENT (Dollars in thousands)
                                                     June 30,      December 31,
                                                       1998            1997
                                                     --------          ---------

Land .......................................         $  3,425          $  3,377
Buildings and improvements .................           14,446            14,292
Furniture and equipment ....................            6,523             6,387
Construction-in-progress ...................              136                90
                                                     --------          --------

                                                       24,530            24,146

Less: accumulated depreciation .............           (6,508)           (5,989)
                                                     --------          --------

                                                     $ 18,022          $ 18,157
                                                     ========          ========

Note 6. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. BancShares had no potentially dilutive securities during 1998 or 1997, so there is no difference in the computation of basic and diluted earnings per share for the periods presented.


      (Dollars in thousands)              Three Months Ended June 30,    Six Months Ended June 30,
                                           -------------------------     ------------------------
                                              1998           1997            1998          1997
                                           ---------      ---------      ---------      ---------
Net income ...........................     $     927      $   1,143      $   3,494      $   1,900
  Less preferred dividends ...........     ($     99)     ($     98)     ($    198)     ($    198)
                                           ---------      ---------      ---------      ---------

Net income applicable to common shares     $     828      $   1,045      $   3,296      $   1,702
                                           =========      =========      =========      =========

Weighted average common shares
  outstanding during the period ......       119,855        119,918        119,886        119,918
                                           =========      =========      =========      =========


Note 7. Comprehensive Income

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, BancShares adopted Statement 130 in 1998.

During the six months ended June 30, 1998 and 1997, comprehensive income, which consisted of net income and changes in net unrealized gains and losses, net of applicable tax effects, amounted to $1.4 million and 2.5 million respectively.

Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 1998, beneficially owned 32,294 shares, or 26.96%, of BancShares' outstanding common stock and 22,171 shares, or 5.47%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.02%, of BancShares' outstanding common stock, and 17,205 shares, or 4.25%, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.25%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 1998, beneficially owned 2,556,234 shares, or 28.70%, and 1,556,415 shares, or 17.56%, respectively, of the Corporation's outstanding Class A common stock, and 639,471 shares, or 37.17%, and 160,049 shares, or 9.30%, respectively, of the Corporation's outstanding Class B common stock. The above totals include 540,170 Class A common shares, or 6.07%, and 110,668 Class B Common shares, or 6.43 %, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern sold a branch to First Citizens in the second quarter of 1998. In the last quarter of 1998, BancShares expects to acquire, subject to regulatory approval, the Gates, North Carolina office of First-Citizens Bank & Trust Company containing approximately $5.0 million in deposits.

The following table lists the various charges paid to the Corporation during the six months ended:

     (Dollars in thousands)
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998            1997
                                                         ------          ------
Data and item processing .......................         $1,087          $  867
Forms, supplies and equipment ..................            155              93
Trustee for employee benefit plans .............             36              31
Consulting fees ................................             38              38
Trust investment services ......................             10              11
Internal auditing services .....................              1              40
Other services .................................             46              42
                                                         ------          ------

                                                         $1,373          $1,122
                                                         ======          ======



Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $6.5 million at June 30, 1998 and $10.1 million at December 31, 1997.

During the six months ended June 30, 1998, BancShares acquired the rights to service mortgage loans, as discussed in note 1 above, from an affiliate institution which shares the same two significant shareholders as both BancShares and the Corporation.

Note 9. Acquisitions

Effective May 15, 1998, Southern acquired one banking office of Enfield Savings Bank, SSB, ("ESB"), a state-chartered savings bank headquartered in Enfield, North Carolina. In connection with that transaction, Southern assumed aggregate deposit liabilities of approximately $15.6 million and purchased approximately $16.4 million of loans.

Note 10.  Trust Preferred Offering

On June 10, 1998 Southern Capital Trust I, (the "Trust"), a wholly-owned statutory business trust of BancShares, issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares is eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. A portion of the Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  FINANCIAL
CONDITION  AND RESULTS OF  OPERATIONS - SIX
MONTHS ENDED 1998 VS. SIX MONTHS ENDED 1997


INTRODUCTION

In the first six months of 1998, the net income of BancShares increased $1.6 million from $1.9 million in the first six months of 1997 to $3.5 million in the first six months of 1998, an increase of 83.89%. This increase resulted primarily from a 1997 charitable contribution expense of $4.1 million related to the contribution of marketable securities to a charitable foundation in the six months ended June 30, 1997. This expense was partially offset by the resulting reduction in income tax expense of approximately $350,000 arising from the charitable contribution and the related securities gain of $3.5 million. Additionally in the six months ended June 30, 1998 BancShares sold available-for-sale securities resulting in a realized gain of $1.8 million. One branch acquisition in May 1998, three branch acquisitions in May 1997 and the opening of a new branch in September 1997 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the six months ended June 30, 1998.

Losses on the sales of mortgage loans held-for-sale increased $22,000 in the six months ended June 30, 1998 compared to the six months ended June 30, 1997. A donation of available-for-sale securities in the first six months of 1997 resulted in a significant increase in charitable contributions expense which was more than offset by the resulting investment securities gains and resulting reduction in income taxes.

Per share net income available to common shares for the first six months of 1998 was $27.49, an increase of $13.30, or 93.73 %, from $14.19 in 1997. The return on average equity increased to 16.58%, for the period ended June 30, 1998, from 9.37% for the period ended June 30, 1997 and the return on average assets increased to 1.36%, for the period ended June 30, 1998, from 0.75% for the period ended June 30, 1997.

At June 30, 1998, BancShares' assets totaled $622.4 million, an increase of $31.6 million, or 5.35%, from the $590.8 million reported at December 31, 1997. During this six month period, net loans increased $25.2 million, or 7.34%, from $343.4 million to $368.6 million. During the six months ended June 30, 1998 investment securities increased $1.6 million, or 0.86% from $180.1 million at December 31, 1997 to $181.7 million at June 30, 1998. Total deposits increased $11.5 million, or 2.25% from $513.3 million at December 31, 1997 to $524.9 million at June 30, 1998. The above increases resulted principally from the 1998 acquisitions discussed below.

ACQUISITIONS

Southern acquired $11.9 million, $4.1 million and $5.1 million, respectively, of the deposits of the Aurora, Hamilton and Aulander offices of a North Carolina commercial bank in May 1997. Southern purchased $852,000, $412,000 and $180,000 of the loans of the respective branches and paid a premium of $1.3 million, or approximately 6.03%, for the deposits of the three branches. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

In May 1998, Southern acquired $16.7 million of the loans and $15.6 million of the deposits of ESB. Southern recorded goodwill of $468,000 for the ESB acquisition. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

The comparisons of the six months ended June 30, 1998 to the six months ended June 30, 1997 are accordingly impacted by the above transactions.


INTEREST INCOME

Interest and fees on loans increased $1.2 million, or 8.53%, from $14.1 million for the six months ended June 30, 1997 to $15.3 million for the six months ended June 30, 1998. This increase was due to increased loan volume. Average loans for the six months ended June 30, 1998 were $361.4 million, an increase of 9.58% from $329.8 million for the prior year six month period. The yield on the loan portfolio was 8.77% in the six months ended June 30, 1997 and 8.46% in the six months ended June 30, 1998.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $283,000 or 6.07%, from $4.7 million in the six months ended June 30, 1997 to $4.9 million in the six months ended June 30, 1998. This increase was due to an increase in the volume of average investment securities for the six months ended June 30, 1998 to $159.8 million as compared to $151.8 million for the same 1997 period. The yield on investment securities was 5.99% for the six-month period ended June 30, 1997 and 5.94% in the six-month period ended June 30, 1998.

Interest income on federal funds sold increased $142,000 or 69.27%, from $205,000 for the six months ended June 30, 1997 to $347,000 for the six months ended June 30, 1998. This increase in income resulted primarily from an increase in the average federal funds sold to $12.9 million for the six months ended June 30, 1998 from an average of $7.9 million for the six months ended June 30, 1997. Average federal funds sold yields were 5.43% for the six months ended June 30, 1998 up from 5.24% for the six months ended June 30, 1997.

Total interest income increased $1.6 million, or 8.58%, from $19.0 million for the six months ended June 30, 1997 to $20.6 million for the six months ended June 30, 1998. This increase was primarily the result of volume increases that more than offset an overall decrease in average earning asset yields.

Average earning asset yields for the six months ended June 30, 1998 decreased to 7.63% from the 7.85% yield on average earning assets for the six months ended June 30, 1997. Average earning assets increased from $489.4 million in the six months ended June 30, 1997 to $534.1 million in the period ended June 30, 1998. This $44.7 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $870,000 or 9.56%, from $9.1 million in the six months ended June 30, 1997 to $10.0 million for the six months ended June 30, 1998. The principal reason for this increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.20% at June 30, 1997 to

4.18% at June 30, 1998. Average interest bearing deposits were $453.5 million in the six months ended June 30, 1998, an increase of $26.3 million from the $427.2 million average in the six months ending June 30, 1997. The increase in interest-bearing liabilities was primarily the result of the branch purchases discussed above. BancShares recorded $158,000 of interest expense in the six months ended June 30, 1998 related to the newly issued capital securities discussed above.


NET INTEREST INCOME

Net interest income increased $758,000 or 7.68%, from $9.9 million for the six months ended June 30, 1997 to $10.6 million for the six months ended June 30, 1998. This increase was primarily due to the impact of the acquisitions discussed above, which increased interest earning assets more than interest-bearing liabilities.

The net interest margin at June 30, 1998 was 3.45%, a decrease of 20 basis points from the 3.65% interest margin at June 30, 1997.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the six months ended June 30, 1998 management added $120,000 as a volume related addition to the provision for loan losses. Management made a $60,000 addition to the provision for loan losses for the six months ended June 30, 1997.

During the first six months of 1998 management charged-off loans totaling $119,000 and received recoveries of $52,000, resulting in net charge-offs of $67,000. During the same period in 1997, $178,000 in loans were charged-off and recoveries of $104,000 were received, resulting in net charge-offs of $74,000. The following table presents comparative Asset Quality ratios of the company:

                                                              June 30,     December 31,
                                                                1998           1997
                                                                ----           ----
Ratio of annualized net loans charged off
          to average loans .......................             0.04%          0.07%

Allowance for loan losses
           to loans ..............................             1.68%          1.71%

Non-performing loans
            to loans .............................             0.22%          0.20%

Non-performing loans and assets
            to total assets ......................             0.14%          0.13%

Allowance for loan losses
            to non-performing loans ..............           772.15%        857.90%

The ratio of net annualized charge-offs to average loans outstanding decreased to 0.04% for the six months ended June 30, 1998 from 0.07% for the year ended December 31, 1997 primarily due to increased loans. The allowance for loan losses represented 1.68% and 1.71% of loans, net of unearned income, at June 30, 1998 and December 31, 1997, respectively. Loans increased $21.2 million, or 6.08%, from December 31, 1997 to June 30, 1998.

The ratio of nonperforming loans to loans, net of unearned income increased from 0.20% at December 31, 1997 to 0.22% at June 30, 1998. Nonperforming loans and assets to total assets increased to 0.14% at June 30, 1998 from 0.13% at December 31, 1997. The allowance for loan losses to nonperforming loans represented 772.15% of nonperforming loans at June 30, 1998, a decrease from the 857.90% at December 31, 1997. The above performance declines resulted primarily from an increase in nonperforming loans to $815,000 at June 30, 1998 from $696,000 at December 31, 1997. The nonperforming loans at June 30, 1998 included $105,000 of nonaccrual loans, $666,000 of accruing loans 90 days or more past due and $44,000 of restructured loans. BancShares had $81,000 of assets classified as other real estate at June 30, 1998. BancShares had no assets classified as other real estate at June 30, 1997. BancShares had $48,000 of assets classified as other real estate at December 31, 1997.

Management considers the June 30, 1998 allowance for loan losses adequate to cover the losses and risks inherent in the loan portfolio at June 30, 1998 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were approximately $105,000 at June 30, 1998.

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

Management believes it has established the allowance in accordance with generally accepted accounting principles and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern's allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.


NONINTEREST INCOME

BancShares had a decrease of $1.7 million in net investment securities gains for the six months ended June 30, 1998 as compared to the prior year six months, principally related to the 1997 donation and 1998 sale of available-for-sale securities discussed above.

BancShares had losses on the sale of mortgage loans of $28,000 in the six months ended June 30, 1998 compared to $6,000 in losses on the sales of mortgage loans in the six months ended June 30, 1997.

Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $471,000 or 24.52%, from $1.9 million for the six months ended June 30, 1997 to $2.4 million for the six months ended June 30, 1998 principally as a result of the acquisitions discussed above.


NONINTEREST EXPENSE

BancShares had a decrease in charitable contribution expense of $4.1 million for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, principally related to the 1997 available-for-sale securities donation discussed above.

Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $830,000 or 9.15%, from $9.1 million in the six months ended June 30, 1997 to $9.9 million in the six months ended June 30, 1998.

This increase was primarily due to an increase in personnel expense of $467,000, or 10.98%, from $4.3 million at June 30 1997 to $4.7 million at June 30, 1998 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions in May 1997 and May 1998 and the September 1997 opening of the new branch discussed above.


INCOME TAXES

In the six months ended June 30, 1998 BancShares had income tax expense of $1.3 million, an increase of $1.1 million from $210,000 in the prior year period. This increase was due both to increased profitability resulting from the sale of the available-for-sale securities discussed above and the non-recurring tax benefits in 1997 of the charitable donation in the six months ended June 30, 1997. The resulting effective tax rates based on the accruals for the six months ended in June 1998 and 1997 were 26.50% and 9.95%, respectively. The effective tax rate in 1998 of 26.50 % differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1998 VS. SECOND QUARTER OF 1997


INTRODUCTION

In the second quarter of 1998, the net income of BancShares decreased $216,000 from $1.1 million in the second quarter of 1997 to $927,000 in the second quarter of 1998, a decrease of 18.90%. One branch acquisition in 1998 and three 1997 branch acquisitions resulted in increased net interest income for the quarter ended June 30, 1998, increased noninterest income in the quarter ended June 30, 1998, and increased personnel expense and other related operating expenses in the quarter ended June 30, 1998. Gains on the sales of mortgage loans held-for-sale in the quarter ended June 30, 1997 were $4,000. In the quarter ended June 30 1998 losses of $29,000 were realized on the sales of mortgage loans held-for-sale.

The tax benefits of the 1997 first quarter contribution of available-for-sale securities resulted in significantly lower income taxes on the 1997 second quarter income before income taxes.

Net income available to common shares per share for the second quarter of 1998 was $6.91 per common share, a decrease of $1.80, or 20.67%, from $8.71 for the 1997 second quarter.


ACQUISITIONS

In May 1998 Southern acquired $15.6 million of the deposits of ESB. Southern purchased $16.7 million of the loans of ESB. Southern recorded goodwill of $468,000 for ESB. This acquisition was accounted for as a purchase, and therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

Southern acquired $11.9 million, $4.1 million and $5.1 million of the deposits of the Aurora, Hamilton and Aulander offices of Wachovia Bank of North Carolina, N.A. in May 1997. Southern purchased $852,000, $412,000 and $180,000 of the loans of the respective branches and paid a total premium of approximately $1.3 million, or approximately 6.03%, for the deposits of the three branches. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the financial statements.

The following comparisons of the quarter ended June 30, 1998 to the quarter ended June 30, 1997 are accordingly impacted by the above transactions.


INTEREST INCOME

Interest and fees on loans increased $577,000, or 8.02%, from $7.2 million for the quarter ended June 30, 1997 to $7.8 million for the quarter ended June 30, 1998. This increase was due to increased loan volume. Average loans for the quarter ended June 30, 1998 were $361.4 million, an increase of 7.40% from $336.5 million for the prior year quarter. The yield on the loan portfolio was 8.63% in the quarter ended June 30, 1997 and 8.54% in the quarter ended June 30, 1998.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $145,000, or 5.98%, from $2.4 million in the quarter ended June 30, 1997 to $2.6 million in the quarter ended June 30, 1998. This increase was due to a slight increase in the yield of the investment portfolio to 5.89% for the quarter ended June 30, 1998 from 5.87% for the quarter ended June 30, 1997 combined with an increase in the volume of average investment securities for the quarter ended June 30, 1998 to $158.4 million as compared to $153.9 million for the quarter ended June 30, 1997.

Interest income on federal funds sold increased $68,000, or 71.58%, from $95,000 for the quarter ended June 30, 1997 to $163,000 for the quarter ended June 30, 1998. This increase in income resulted primarily from the increase in the average federal funds sold to $12.1 million for the quarter ended June 30, 1998 from $7.2 million for the quarter ended June 30, 1997. Average federal funds sold yields were 5.40% for the quarter ended June 30, 1998 and 5.34% for the quarter ended June 30, 1997.

Total interest income increased $790,000, or 8.14%, from $9.7 million for the quarter ended June 30, 1997 to $10.5 million for the quarter ended June 30, 1998. This increase was the result of volume increases more than offsetting a slight overall decrease in average earning asset interest yields. Average earning asset interest yields for the quarter ended June 30, 1998 decreased to 7.68% from the 7.73% yield on average earning assets for the quarter ended June 30, 1997. Average earning assets increased from $497.5 million in the quarter ended June 30, 1997 to $545.6 million in the quarter ended June 30, 1998. This $48.1 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $431,000 or 9.10%, from $4.7 million in the quarter ended June 30, 1997 to $5.2 million for the quarter ended June 30, 1998. The principal reason for the increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.23% for the quarter ended June 30, 1997 to 4.17% for the quarter ended June 30, 1998. Average interest bearing deposits were $453.8 million in the quarter ended June 30, 1998, an increase of $20.8 million from the $433.0 million in the quarter ended June 30, 1997. The increase in interest-bearing liabilities was primarily the result of the 1997 and 1998 branch purchases discussed above. BancShares recorded $158,000 of interest expense in the quarter ended June 30, 1998 related to the Trust discussed above.


NET INTEREST INCOME

Net interest income increased $359,000, or 7.22%, from $5.0 million for the quarter ended June 30, 1997 to $5.3 million for the quarter ended June 30, 1998. This increase was primarily due to the increased earning asset volume resulting from the acquisitions discussed above.

The net interest margin for the quarter ended June 30, 1998 was 3.51%, an increase of 1 basis point from the 3.50% interest margin for the quarter ended June 30, 1997.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the quarter ended June 30, 1998 management added $60,000 as a volume related addition to the provision for loan losses. Management made no addition to the provision for loan losses for the quarter ended June 30, 1997. During the second quarter of 1998 Southern had net charge-offs of $52,000. During the same period in 1997 net charge-offs were $97,000.


NONINTEREST INCOME

BancShares had losses on the sale of mortgage loans of $29,000 in the quarter ended June 30, 1998 compared to $4,000 in gains on the sales of mortgage loans in the quarter ended June 30, 1997.

Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $273,000, or 28.00%, from $1.0 million for the quarter ended June 30, 1997 to $1.2 million for the quarter ended June 30, 1998.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $434,000, or 9.28%, from $4.7 million in the quarter ended June 30, 1997 to $5.1 million in the quarter ended June 30, 1998.

This increase was primarily due to an increase in personnel expense of $270,000, or 12.48%, from $2.2 million for the quarter ended June 30 1997 to $2.4 million, for the quarter ended June 30, 1998 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions discussed above.


INCOME TAXES

In the quarter ended June 30, 1998 BancShares had income tax expense of $451,000, an increase of $321,000, or 246.92%, from $130,000 for the quarter ended June 30, 1997. This increase was due to non-recurring tax benefits in 1997 resulting from the donation of available-for-sale securities in the first quarter of 1997 discussed above. The resulting effective tax rates based on the accruals for the quarter ended in June 1998 and 1997 were 32.73% and 10.21%, respectively. The effective tax rate in 1998 of 32.73 % differs from the federal statutory rate of 35.00% primarily due to tax exempt income.


SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

In the six months ended June 30, 1997, BancShares borrowed an additional $5.0 million and contributed it as capital to Southern which improved each of Southern's capital ratios.

In June 1998, the Trust issued $23.0 million of 8.25% Capital Securities in June 1998 maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares is eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. A portion of the Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

In June 1998, BancShares paid off the remaining balance of the $5.0 long-term obligation discussed above, $4.3 million, and contributed an additional $12.0 million in capital to Southern which also improved each of Southern's capital ratios.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at June 30, 1998 was 8.32%. At December 31, 1997, Southern's leverage capital ratio was 6.02%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 1998, Southern's Total RBC ratio was 15.94%. At December 31, 1997 the RBC ratio was 12.81%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The unrealized gains on securities available for sale at June 30, 1998 of $20.1 million and $22.9 million at December 31, 1997, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                        June 30,        December 31,
                                         1998              1997
                                      ----------        ----------
      (Dollars in thousands)

Risk-based capital:
Tier 1 capital ...............        $  47,560         $  33,999
Total capital ................           51,780            37,876
Risk-adjusted assets .........          324,923           295,654
Average tangible assets ......          571,885           564,633

Tier 1 capital ratio (1) .....           14.64%           11.50%
Total capital ratio  (1) .....           15.94%           12.81%
Leverage capital ratio  (1) ..            8.32%            6.02%
-------------

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

At June 30, 1998 and December 31, 1997, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 29.46% at June 30, 1998 and 37.15% at December 31, 1997.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 1998 and 1997, respectively. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 1998 and at December 31, 1997 jumbo time deposits represented 11.13% and 10.33%, respectively, of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.


ACCOUNTING AND OTHER MATTERS

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The provisions of Statement 130 are effective for fiscal years beginning after December 31, 1997. BancShares adopted this statement for its annual financial statements beginning in fiscal 1998.


In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The provisions of Statement 131 are effective for fiscal years beginning after December 31, 1997. Adoption of this pronouncement is not expected to have a material effect on BancShares' consolidated financial statements.

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

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1998. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this statement on January 1, 2000 and does not anticipate any material effect on its consolidated financial statements.

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

In 1997 BancShares developed a plan to deal with the "Year 2000 issue" and contracted with an industry consultant to review its overall exposure to the Year 2000 issue. The year 2000 issue relates to computer programs written using two digits rather than four to define the applicable year. The total cost of the Year 2000 conversion project for BancShares is estimated to be $200,000 and is being funded through operating cash flows.

BancShares is expensing all costs associated with the required systems changes as the costs are incurred. As of December 31, 1997, excluding personnel costs, $3,000 had been expensed. As of June 30, 1998, excluding personnel costs, $11,000 additional had been expensed.

As discussed above in Note 8, Related Parties, BancShares utilizes the mainframe system of a related bank holding company and its subsidiary (the "Corporation") for most of its mission-critical applications. These systems are currently being remediated, replaced or retired as part of the Corporation's Year 2000 compliance program. BancShares is closely monitoring the Corporation's progress. Based on discussions with management of the Corporation, BancShares management does not expect significant increases in future data processing costs relating to Year 2000 compliance.

In the last quarter of 1998, BancShares expects to acquire, subject to regulatory approval, the Gates, North Carolina office of First-Citizens Bank & Trust Company containing approximately $5.0 million in deposits (see note 8 of notes to consolidated financial statements). BancShares has received regulatory approval to open de novo branches in two new eastern North Carolina markets. These offices are planned to open in 1999.

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



                                               SOUTHERN BANCSHARES (N.C.), INC.


                                               /s/John C. Pegram, Jr.
Dated: August 11, 1998                         ----------------------
                                               John C. Pegram, Jr., President


                                               /s/David A. Bean
Dated: August 11, 1998                         ----------------
                                               David  A. Bean,
                                               Secretary/Treasurer