Form 10-Q
period 1998-09-30
SOUTHERN BANCSHARES NC INC
filed 1998-11-12
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998.            Commission File No. 0-10852

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

                             Yes [ X ]   No [   ]

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report.

                                 119,266 shares

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES          September 30,    December 31,
CONSOLIDATED BALANCE SHEETS                                    1998            1997
                                                           -------------    ------------
(Dollars in thousands except per share data)                (Unaudited)
ASSETS
Cash and due from banks ................................     $  27,530      $  28,381
Federal funds sold .....................................        17,950         10,240
Investment securities:
Held-to-maturity,  at amortized cost (fair value
  $78,159 and $57,294, respectively) ...................        76,714         56,281
Available-for-sale, at fair value (amortized
  cost $90,919 and $100,978 respectively) ..............        76,714        123,852
Loans ..................................................       367,266        349,353
Less allowance for loan losses .........................        (6,156)        (5,971)


Net loans ..............................................       361,110        343,382
Premises and equipment .................................        18,573         18,157
Intangible assets ......................................         5,440          5,506
Accrued interest receivable ............................         5,690          4,205
Other assets ...........................................         1,487            748
                                                             ---------      ---------
              Total assets .............................     $ 623,750      $ 590,752
                                                             =========      =========

LIABILITIES
Deposits:
     Noninterest-bearing ...............................     $  71,704      $  66,565
     Interest-bearing ..................................       455,967        446,763
                                                             ---------      ---------
Total deposits .........................................       527,671        513,328
                                                             ---------      ---------

Short-term borrowings ..................................         7,217          6,826
Long-term obligations ..................................        23,000          4,750
Accrued interest payable ...............................         4,793          4,394
Other liabilities ......................................         4,941          6,470
                                                             ---------      ---------
          Total liabilities ............................       567,622        535,768
                                                             ---------      ---------

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES          September 30,    December 31,
CONSOLIDATED BALANCE SHEETS (continued)                        1998            1997
                                                           -------------    ------------
(Dollars in thousands except per share data)                (Unaudited)
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value;
      408,728 shares authorized; 404,094  and 404,946
      shares  issued  and  outstanding  at  September
      30, 1998  and  December 31, 1997 .................         1,972          1,976
Series C non-cumulative preferred stock, no par value;
      43,631 shares authorized; 42,923 and  43,631
      shares  issued and outstanding at September 30,
      1998 and December 31, 1997 .......................           575            578
Common stock, $5 par value; 158,485 shares authorized;
      119,266 and 119,918 shares issued and outstanding
      at September 30, 1998 and December 31, 5967 ......           596            600
Surplus ................................................        10,000         10,000
Retained earnings ......................................        30,883         26,733
Unrealized gain on securities available-for-sale,
      net of taxes .....................................        12,102         15,097
                                                             ---------      ---------
        Total shareholders' equity .....................        56,128         54,984
                                                             ---------      ---------

              Total liabilities and shareholders' equity     $ 623,750      $ 590,752
                                                             =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES         (Unaudited)                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                     Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                     1998            1997        1998          1997
                                                     ----            ----        ----          ----

(Dollars in thousands except share and per share data)
Interest income:
Loans .......................................      $  7,956      $  7,637      $ 23,256      $ 21,734
Investment securities:
    U. S. Government ........................         1,774         1,586         5,243         4,764
    State, county and municipal .............           433           479         1,365         1,581
    Other ...................................            42           218           588           602
                                                   --------      --------      --------      --------

            Total investment securities
            interest income .................         2,249         2,283         7,196         6,947
Federal funds sold ..........................           310            69           657           274
                                                   --------      --------      --------      --------

Total interest income .......................        10,515         9,989        31,109        28,955

Interest expense:
       Deposits .............................         4,688         4,649        14,047        13,506
       Short-term borrowings ................            82           105           223           229

       Long-term obligations ................           316            91           787           211
                                                   --------      --------      --------      --------

            Total interest expense ..........         5,086         4,845        15,057        13,946
                                                   --------      --------      --------      --------

            Net interest income .............         5,429         5,144        16,052        15,009
      Provision for loan losses .............            20          --             140            60
                                                   --------      --------      --------      --------
            Net interest income after
            provision for loan losses .......         5,409         5,144        15,912        14,949

Noninterest income:
     Investment securities gains, net .......          --               1         1,788         3,535
     Service charges on deposit accounts ....           802           768         2,387         2,093
     Other service charges and fees .........           302           213           830           637
     Insurance commissions ..................            18            23            55            70
     Gain on sale of loans ..................            38            31            10            25
     Other ..................................           232           130           474           255
                                                   --------      --------      --------      --------

            Total noninterest income ........         1,392         1,166         5,544         6,615

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES         (Unaudited)                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME (continued)         Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                     1998            1997        1998          1997
                                                     ----            ----        ----          ----

(Dollars in thousands except share and per share data)
Noninterest expense:
      Personnel .............................         2,415         2,280         7,134         6,532
      Data processing .......................           513           411         1,411         1,229
      Intangibles amortization ..............           375           461         1,162         1,306
      Occupancy .............................           390           351         1,140         1,012
      Furniture and equipment ...............           375           373         1,103         1,141
      FDIC insurance assessment .............            12            28            87            83
      Charitable contributions ..............          --               1             1         4,075
      Other .................................         1,038           969         2,981         2,640
                                                   --------      --------      --------      --------

             Total noninterest expense ......         5,118         4,874        15,019        18,018
                                                   --------      --------      --------      --------

Income before income taxes ..................         1,683         1,436         6,437         3,546
Income taxes ................................           470            30         1,730           240
                                                   --------      --------      --------      --------

            Net income ......................      $  1,213      $  1,406      $  4,707      $  3,306
                                                   ========      ========      ========      ========

Per share information:
   Net income applicable to common shares ...      $   9.27      $  10.87      $  36.76      $  25.05
   Cash dividends declared on common shares .          0.38          0.38          1.13          1.12
   Weighted average common shares outstanding       119,794       119,918       119,855       119,918
                                                   ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)
                                                             Nine months ended September 30,
(Thousands)                                                         1998          1997
                                                                  --------      --------
OPERATING ACTIVITIES:
Net income ..................................................     $  4,707      $  3,306
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses .......................          140            60
            Contribution expense for donation of
               marketable equity securities .................         --           4,071
            Gain on contribution of marketable
               equity securities ............................         --          (3,529)
            Gains on sales and issuer calls of securities ...       (1,788)           (6)
            Loss on sale and abandonment of premises
               and equipment ................................           28           112
            Gain on sale of loans ...........................          (10)          (25)
            Net accretion of discounts on investments .......          (53)          (66)
            Amortization of intangibles .....................        1,162         1,306
            Depreciation ....................................        1,029           762
            Net increase in accrued interest receivable .....       (1,485)       (1,119)
            Net increase in accrued interest payable ........          399         1,397
            Net increase in other assets ....................       (1,279)       (3,127)
            Net increase (decrease) in other liabilities ....         (120)          600
                                                                   -------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...................        2,730         3,742
                                                                   -------      --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of
               investment securities available-for-sale .....       25,625         9,105
      Proceeds from maturities and issuer calls of
               investment securities held-to-maturity .......        4,678        35,610
      Proceeds from sales of investment securities
               availab1e-for-sale ...........................        1,976          --
      Purchases of investment securities held-to-maturity ...      (21,804)      (26,114)
      Purchases of investment securities available-for-sale .      (14,420)      (13,364)
      Net increase in loans .................................       (1,477)      (35,291)
      Additions to premises and equipment ...................       (1,194)       (3,531)
      Net cash (paid) received for bank and branches acquired       (6,050)       17,996
                                                                   -------      --------

NET CASH USED IN INVESTING ACTIVITIES .......................      (12,666)      (15,589)
                                                                   -------      --------

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                       (Unaudited)
                                                             Nine months ended September 30,
(Thousands)                                                         1998          1997
                                                                  --------      --------
FINANCING ACTIVITIES:
     Net (increase) decrease in demand and interest
               bearing and deposits .........................        1,500        (8,224)
     Net (decrease) increase in time deposits ...............       (2,778)       14,880
     Proceeds from issuance of long-term obligations ........       23,000         5,000
     Payments of long-term obligations ......................       (4,750)       (1,200)
     Net proceeds of short-term borrowings ..................          391         2,036
     Cash dividends paid ....................................         (436)         (436)
     Purchase and retirement of stock .......................         (132)          (16)
                                                                   -------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...................       16,795        12,040
                                                                   -------      --------

NET INCREASE IN CASH EQUIVALENTS ............................     $  6,859      $    193
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR ..........       38,621        32,465
                                                                   -------      --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD ..............     $ 45,480      $ 32,658
                                                                   =======      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID
DURING THE PERIOD FOR:

     Interest ...............................................     $ 14,658      $ 12,549
     Income taxes ...........................................     $  2,386      $    899
                                                                   =======      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
Change in unrealized gain on securities
             available-for-sale .............................     $ (2,995)     $  3,338
                                                                   =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

(Dollars in thousands except per share data)
                                              Preferred Stock             Common  Stock
                                  ------------------------------------- -----------------
                                        Series B            Series C
                                  -------------------  ----------------                                 Retained
                                    Shares    Amount    Shares   Amount   Shares    Amount    Surplus   Earnings
                                  ---------  --------  -------  ------- ---------  -------    --------   --------
Balance, December 31, 1996         407,752    $1,986   43,631     $578   119,918    $600     $10,000    $20,718

Net income                                                                                                3,306

Retirement of stock                 (1,408)       (6)                                                       (10)

Cash dividends:
  Common stock ($1.12 per share)                                                                           (134)

  Preferred B ($.67 per share)                                                                             (273)

  Preferred C ($.67 per share)                                                                              (29)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes
                                   =======    ======   ======     ====   =======    ====     =======    =======
Balance, September 30, 1997        406,344    $1,980   43,631     $578   119,918    $600     $10,000    $23,578
                                   =======    ======   ======     ====   =======    ====     =======    =======


Balance, December 31, 1997         404,946    $1,976   43,631     $578   119,918    $600     $10,000    $26,733

Net income                                                                                                4,707

Retirement of stock                   (852)       (4)    (708)      (3)     (652)     (4)                  (121)

Cash dividends:
  Common stock ($1.13 per share)                                                                           (135)

  Preferred B ($.66 per share)                                                                             (272)

  Preferred C ($.66 per share)                                                                              (29)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes

                                   =======    ======   ======     ====   =======    ====     =======    =======
Balance, September 30, 1998        404,094    $1,972   42,923     $575   119,266    $596     $10,000    $30,883
                                   =======    ======   ======     ====   =======    ====     =======    =======

                                          Unrealized
                                           gain on
                                          securities
                                          available-         Total
                                           for-sale,     Shareholders'
                                         net of taxes       Equity
                                         ------------       ------
Balance, December 31, 1996                  $10,896        $44,778

Net income                                                   3,306

Retirement of stock                                            (16)

Cash dividends:
  Common stock ($1.12 per share)                              (134)

  Preferred B ($.67 per share)                                (273)

  Preferred C ($.67 per share)                                 (29)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes                                3,338          3,338

                                            =======        =======
Balance, September 30, 1997                 $14,234        $50,970
                                            =======        =======


Balance, December 31, 1997                  $15,097        $54,984

Net income                                                   4,707

Retirement of stock                                           (132)

Cash dividends:
  Common stock ($1.13 per share)                              (135)

  Preferred B ($.66 per share)                                (272)

  Preferred C ($.66 per share)                                 (29)

Change in unrealized gain on
  securities available-for-sale,
  net of taxes                               (2,995)        (2,995)

                                            =======        =======
Balance, September 30, 1998                 $12,102        $56,128
                                            =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 43 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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

During the nine months ended September 30, 1998, BancShares acquired the rights to service over $50.0 million in mortgage loans from an affiliate institution for which BancShares recorded over $500,000 in mortgage servicing rights (see note 8). At September 30, 1998, unamortized MSR's were $699,000. At December 31, 1997, unamortized MSR's were $137,000. There was no valuation allowance for MSR's at September 30, 1998 or at December 31, 1997.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands except share and per share data)



Note 2. Investment securities                       September  30, 1998                           December 31, 1997
                                       ---------------------------------------------  --------------------------------------------
(In thousands)                                      Gross       Gross     Estimated                 Gross      Gross    Estimated
                                       Amortized  Unrealized  Unrealized    Fair       Amortized  Unrealized Unrealized  Market
                                         Cost       Gains      Losses       Value       Cost        Gains     Losses      Value
                                       ---------- ----------  ----------  ----------  ----------  ---------- ---------- ----------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government               $57,473        528          (1)    $58,000     $33,969         122  $      -     $34,091
         Obligations of states
             and political subdivisions   19,141        916                  20,057      22,212         890                23,102
         Corporate debenture                 100          2           -         102         100           1                   101
                                       ---------- ==========  ----------  ----------  ----------  ---------- ---------- ----------
                                          76,714      1,446          (1)     78,159      56,281       1,013          -     57,294
                                       ========== ==========  ==========  ==========  ==========  ========== ========== ==========

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                69,977        573          (6)     70,544      82,471         130         (9)    82,592
         Marketable equity securities     10,536     17,106                  27,642       8,119      22,183         (8)    30,294
         Obligations of states
            and political subdivisions     8,540        630           -       9,170       8,411         527         -       8,938
        Mortgage-backed securities         1,866         34           -       1,900       1,977          51      -          2,028
                                       ---------- ----------  ----------  ----------  ----------  ---------- ---------- ----------
                                          90,919     18,343          (6)    109,256     100,978      22,891        (17)   123,852
                                       ========== ==========  ==========  ==========  ==========  ========== ========== ==========

         Totals                         $167,633    $19,789         ($7)   $187,415    $157,259     $23,904       ($17)  $181,146
                                       ========== ==========  ==========  ==========  ==========  ========== ========== ==========

Note 3.  LOANS

      (Dollars in thousands)                 September 30,      December 31,
                                                  1998             1997
                                               --------          --------
Commercial, financial and agricultural ...     $ 90,108          $ 84,281
Real estate:
      Construction .......................        5,300             5,209
       Mortgage:
            One to four family residential      113,923           106,444
            Commercial ...................       59,738            58,056
            Equityline ...................       30,265            27,759
            Other ........................       26,863            27,868
Consumer .................................       36,223            35,780
Lease financing ..........................        4,846             3,956
                                               --------          --------

  Total loans ............................     $367,266          $349,353
                                               ========          ========

Loans held for sale ......................     $  3,958          $  3,019
Loans serviced for others ................     $158,889          $ 78,426


Note 4.  ALLOWANCE FOR LOAN LOSSES

      (Dollars in thousands)
                                     Nine Months Ended September 30,
                                     -------------------------------
                                             1998         1997
                                           -------      --------
Balance at beginning of year ....          $ 5,971      $ 6,163
  Allowance from bank acquisition              269         --
  Provision for loan losses .....              140           60
  Loans charged off .............             (294)        (261)
  Loan recoveries ...............               70          151
                                           -------      -------

Balance at end of the period ....          $ 6,156      $ 6,113
                                           =======      =======

Note 5.  PREMISES AND EQUIPMENT

      (Dollars in thousands)
                                September 30,   December 31,
                                    1998           1997
                                   --------      --------

Land .........................     $  3,719      $  3,377
Buildings and improvements ...       14,713        14,292
Furniture and equipment ......        6,590         6,387
Construction-in-progress .....          306            90
                                   --------      --------

                                     25,328        24,146

Less: accumulated depreciation       (6,755)       (5,989)
                                   --------      --------

                                   $ 18,573      $ 18,157
                                   ========      ========

Note 6. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 1998 or 1997, the computation of basic and diluted earnings per share is the same.


Note 6. EARNINGS PER COMMON SHARE
      (Dollars in thousands)          Three Months Ended September 30,   Nine Months Ended September 30,
                                      --------------------------------   -------------------------------
                                              1998          1997                 1998           1997
Net income ...........................     $   1,213      $   1,406           $   4,707      $   3,306
  Less preferred dividends ...........     ($    103)     ($    102)          ($    301)     ($    302)
                                           ---------      ---------           ---------      ---------

Net income applicable to common shares     $   1,110      $   1,304           $   4,406      $   3,004
                                           =========      =========           =========      =========

Weighted average common shares
  outstanding during the period ......       119,794        119,918             119,855        119,918
                                           =========      =========           =========      =========

Note 7. Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, "Reporting Comprehensive Income". Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, BancShares adopted Statement 130 in 1998.

During the nine months ended September 30, 1998 comprehensive income, which consists of net income plus changes in net unrealized gains and losses, net of applicable tax effects, was $1.7 million. During the nine months ended September 30, 1997, comprehensive income was 6.6 million.


Note 8. Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 1998, beneficially owned 32,294 shares, or 27.08%, of BancShares' outstanding common stock and 22,171 shares, or 5.49%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.12%, of BancShares' outstanding common stock, and 17,205 shares, or 4.26%, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.26%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 1998, the first significant shareholder beneficially owned 2,536,759 shares, or 28.49%, of the Corporation's outstanding Class A common stock and the second significant shareholder owned 1,554,290 shares, or 17.45%, of the Corporation's outstanding Class A common stock. At September 30, 1998, the first significant shareholder beneficially owned 635,792 shares, or 38.84%, of the Corporation's outstanding Class B common stock and the second significant shareholder owned 190,271 shares, or 11.06%, of the Corporation's outstanding Class B common stock. The above totals include 540,170 Class A common shares, or 6.07%, and 110,668 Class B Common shares, or 6.43 %, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals. A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern sold a branch to First Citizens in the second quarter of 1998. In October 1998, BancShares acquired the Gates, North Carolina office of First-Citizens Bank & Trust Company containing approximately $5.3 million in deposits.

The following table lists the various charges paid to the Corporation during the nine months ended:

     (Dollars in thousands)
                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                            1998            1997
                                                        -----------   ------------
    Data and item processing                                $1,720         $1,355
    Forms, supplies and equipment                              180            133
    Trustee for employee benefit plans                          56             48
    Consulting fees                                             58             57
    Trust investment services                                   15             17
    Internal auditing services                                   1             41
    Other services                                              66             61
                                                            ------         ------
                                                            $2,096         $1,712
                                                           =======         ======

Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $8.6 million at September 30, 1998 and $10.1 million at December 31, 1997.

During the nine months ended September 30, 1998, BancShares acquired the rights to service mortgage loans, as discussed in note 1 above, from an affiliate institution which shares the same two significant shareholders as both BancShares and the Corporation.


Note 9. Acquisitions

Effective May 15, 1998, Southern acquired one banking office of Enfield Savings Bank, SSB, ("ESB"), a state-chartered savings bank headquartered in Enfield, North Carolina. In connection with that transaction, Southern assumed aggregate deposit liabilities of $15.6 million, purchased $16.7 million of loans and recorded $362,000 in intangible assets.


Note 10.  Trust Preferred Offering

On June 10, 1998, Southern Capital Trust I, (the "Trust"), a wholly-owned statutory business trust of BancShares, issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares is eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. A portion of the Capital Securities are included in Tier I capital for regulatory capital adequacy requirements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997


INTRODUCTION

In the first nine months of 1998, the net income of BancShares increased $1.4 million from $3.3 million in the first nine months of 1997 to $4.7 million in the first nine months of 1998, an increase of 42.38%. This increase resulted primarily from the sale of available-for-sale securities, resulting in a realized gain of $1.8 million. In 1997 the realized gains from the donation of available-for-sale securities were more than offset by the related contribution expense. No similar contribution was made in the nine months ended September 30, 1998. One branch acquisition in May 1998, three branch acquisitions in May 1997 and the opening of a new branch in September 1997 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the nine months ended September 30, 1998.

Per share net income available to common shares for the first nine months of 1998 was $36.76, an increase of $11.71, or 46.75%, from $25.05 in 1997. The return on average equity increased to 14.59%, for the period ended September 30, 1998, from 10.40% for the period ended September 30, 1997 and the return on average assets increased to 1.28%, for the period ended September 30, 1998, from 0.85% for the period ended September 30, 1997.

At September 30, 1998, BancShares' assets totaled $623.8 million, an increase of $33.0 million, or 5.59%, from the $590.8 million reported at December 31, 1997. During this nine month period, net loans increased $17.7 million, or 5.16%, from $343.4 million to $361.1 million. During the nine months ended September 30, 1998 investment securities increased $5.8 million, or 3.24% from $180.1 million at December 31, 1997 to $186.0 million at September 30, 1998. Total deposits increased $14.4 million, or 2.79% from $513.3 million at December 31, 1997 to $527.7 million at September 30, 1998. The above increases resulted principally from the 1998 acquisitions discussed below.

ACQUISITIONS

In May 1997 Southern acquired $11.9 million of the deposits of the Aurora office, $4.1 million of the deposits of the Hamilton office and $5.1 million of the deposits of the Aulander office of a North Carolina commercial bank. Southern purchased $852,000 of the loans of the Aurora office, $412,000 of the loans of the Hamilton office and $180,000 of the loans of the Aulander office. Southern paid a premium of $1.3 million, or approximately 6.03%, for the deposits of the three branches. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

In May 1998, Southern acquired $16.7 million of the loans and $15.6 million of the deposits of Enfield Savings Bank ("ESB"). Southern recorded intangible assets of $362,000 for the ESB acquisition. This acquisition was accounted for as a purchase, and, therefore, the results of operations prior to the purchase are not included in the consolidated financial statements.

The comparisons of the nine months ended September 30, 1998 to the nine months ended September 30, 1997 are accordingly impacted by the above transactions.

INTEREST INCOME

Interest and fees on loans increased $1.6 million, or 7.00%, from $21.7 million for the nine months ended September 30, 1997 to $23.3 million for the nine months ended September 30, 1998. This increase was due to increased loan volume. Average loans for the nine months ended September 30, 1998 were $361.0 million, an increase of 6.99% from $337.4 million for the prior year nine month period. The yield on the loan portfolio was 8.56% in the nine months ended September 30, 1997 and 8.53% in the nine months ended September 30, 1998.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $249,000 or 3.58%, from $6.9 million in the nine months ended September 30, 1997 to $7.2 million in the nine months ended September 30, 1998. This increase was due to an increase in the volume of average investment securities for the nine months ended September 30, 1998 to $160.1 million as compared to $150.1 million for the same 1997 period. The yield on investment securities was 5.98% for the nine-month period ended September 30, 1997 and 5.90% for the nine-month period ended September 30, 1998.

Interest income on federal funds sold increased $383,000 or 139.78%, from $274,000 for the nine months ended September 30, 1997 to $657,000 for the nine months ended September 30, 1998. This increase in income resulted primarily from an increase in the average federal funds sold to $15.8 million for the nine months ended September 30, 1998 from an average of $6.9 million for the nine months ended September 30, 1997. Average federal funds sold yields were 5.48% for the nine months ended September 30, 1998 down from 5.65% for the nine months ended September 30, 1997.

Total interest income increased $2.1 million, or 7.44%, from $29.0 million for the nine months ended September 30, 1997 to $31.1 million for the nine months ended September 30, 1998. This increase was primarily the result of volume increases that more than offset a 13 basis point decrease in average earning asset yields.

Average earning asset yields for the nine months ended September 30, 1998 decreased to 7.66% from the 7.79% yield on average earning assets for the nine months ended September 30, 1997. Average earning assets increased from $494.4 million in the nine months ended September 30, 1997 to $536.9 million in the period ended September 30, 1998. This $42.5 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

Total interest expense increased $1.2 million or 7.97%, from $13.9 million in the nine months ended September 30, 1997 to $15.1 million for the nine months ended September 30, 1998. The principal reason for this increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.22% for the nine months ended September 30, 1997 to 4.11% for the nine months ended September 30, 1998. Average interest bearing deposits were $459.3 million in the nine months ended September 30, 1998, an increase of $29.2 million from the $430.1 million average in the nine months ending September 30, 1997. The increase in interest-bearing liabilities was primarily the result of the afore-mentioned acquisitions and the June 1998 issuance of $23.0 million of capital securities discussed above. BancShares recorded $632,000 of interest expense in the nine months ended September 30, 1998 related to the newly issued capital securities.

NET INTEREST INCOME

Net interest income increased $1.1 million or 6.95%, from $15.0 million for the nine months ended September 30, 1997 to $16.1 million for the nine months ended September 30, 1998. This increase was primarily due to the impact of the acquisitions discussed above.

The net interest spread for the nine months ended September 30, 1998 was 3.55%, an increase of 5 basis points from the 3.50% interest spread at September 30, 1997.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 1998 management recorded $140,000 as provision for loan losses. Management made a $60,000 addition to the provision for loan losses for the nine months ended September 30, 1997.

During the first nine months of 1998 management charged-off loans totaling $294,000 and received recoveries of $70,000, resulting in net charge-offs of $224,000. During the same period in 1997, $261,000 in loans were charged-off and recoveries of $151,000 were received, resulting in net charge-offs of $110,000. The following table presents comparative Asset Quality ratios of the company:

                                                 September 30,    December 31,
                                                     1998           1997
                                                     ----          -----
Ratio of annualized net loans charged off
          to average loans ..............            0.06%         0.07%

Allowance for loan losses
           to loans .....................            1.68%         1.71%

Non-performing loans
            to loans ....................            0.40%         0.20%

Non-performing loans and assets
            to total assets .............            0.24%         0.13%

Allowance for loan losses
            to non-performing loans .....          419.35%       857.90%


The ratio of annualized net charge-offs to average loans outstanding decreased to 0.06% for the nine months ended September 30, 1998 from 0.07% for the year ended December 31, 1997. The allowance for loan losses represented 1.68% of loans at September 30, 1998. The allowance for loan losses represented 1.71% of loans at December 31, 1997. Loans increased $17.9 million, or 5.13%, from $349.4 million at December 31, 1997 to $367.3 million at September 30, 1998.

The ratio of nonperforming loans to loans, net of unearned income increased from 0.20% at December 31, 1997 to 0.40% at September 30, 1998. Nonperforming loans and assets to total assets increased to 0.24% at September 30, 1998 from 0.13% at December 31, 1997. The allowance for loan losses to nonperforming loans represented 419.35% of nonperforming loans at September 30, 1998, a decrease from the 857.90% at December 31, 1997. The above performance declines resulted primarily from an increase in nonperforming loans to $1,468,000 at September 30, 1998 from $696,000 at December 31, 1997. The nonperforming loans at September 30, 1998 included $150,000 of nonaccrual loans, $1,318,000 of accruing loans 90 days or more past due and no restructured loans. BancShares had $81,000 of assets classified as other real estate at September 30, 1998. BancShares had $48,000 of assets classified as other real estate at December 31, 1997.

Management considers the September 30, 1998 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 1998 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were approximately $150,000 at September 30, 1998.

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

NONINTEREST INCOME

BancShares had a decrease of $1.7 million in net investment securities gains for the nine months ended September 30, 1998 as compared to the prior year nine months. During the nine months ended September 30, 1997, BancShares realized securities gains of $3.5 million arising from the charitable contribution of marketable equity securities. During the nine months ended September 30, 1998, securities gains arising from the sale of investment securities were $1.8 million.

Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income not detailed above increased $676,000 or 21.95%, from $3.1 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998 principally as a result of increased deposit volume arising from the acquisitions discussed above.

NONINTEREST EXPENSE

BancShares had a decrease in charitable contribution expense of $4.1 million for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, principally related to the 1997 available-for-sale securities donation discussed above.

Noninterest expense, other than contribution expense, including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $1.1 million or 7.70%, from $13.9 million in the nine months ended September 30, 1997 to $15.0 million in the nine months ended September 30, 1998.

This increase was primarily due to an increase in personnel expense of $602,000, or 9.22%, from $6.5 million at September 30, 1997 to $7.1 million at September 30, 1998 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions in May 1997 and May 1998 and the September 1997 opening of the new branch discussed above.

INCOME TAXES

In the nine months ended September 30, 1998, BancShares had income tax expense of $1.7 million, an increase of $1.5 million from $240,000 in the prior year period. The majority of this increase is due to the low 1997 effective tax rate that resulted from the 1997 charitable donation of available-for-sale securities. The resulting effective tax rate based on the accrual for the nine months ended September 30, 1998 was 26.88%. The effective tax rate for the nine months ended September 30, 1997 was 6.77%. The effective tax rate in 1998 of 26.88% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THIRD QUARTER OF 1998 VS. THIRD QUARTER OF 1997


INTRODUCTION

In the third quarter of 1998, the net income of BancShares decreased $193,000 from $1.4 million in the third quarter of 1997 to $1.2 million in the third quarter of 1998, a decrease of 13.73%. One branch acquisition in 1998 and three 1997 branch acquisitions resulted in increased net interest income for the quarter ended September 30, 1998, increased noninterest income in the quarter ended September 30, 1998, and increased personnel expense and other related operating expenses in the quarter ended September 30, 1998.

The tax benefits of the 1997 first quarter contribution of available-for-sale securities continued to result in significantly lower income taxes on the 1997 third quarter income before income taxes. This effect was partially offset by an increase in net income resulting from the 1998 and 1997 branch acquisitions.

Net income available to common shares per share for the third quarter of 1998 was $9.27 per common share, a decrease of $1.60, or 14.72%, from $10.87 for the 1997 third quarter.

INTEREST INCOME

Interest and fees on loans increased $319,000, or 4.18%, from $7.6 million for the quarter ended September 30, 1997 to $8.0 million for the quarter ended September 30, 1998. This increase was due to increased loan volume. Average loans for the quarter ended September 30, 1998 were $369.8 million, an increase of 4.85% from $352.7 million for the prior year quarter. The yield on the loan portfolio was 8.58% in the quarter ended September 30, 1997 and 8.45% in the quarter ended September 30, 1998.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $34,000, or 1.49%, from $2.3 million in the quarter ended September 30, 1997 to $2.2 million in the quarter ended September 30, 1998. This decrease was due to a decrease in the yield of the investment portfolio to 5.80% for the quarter ended September 30, 1998 from 5.91% for the quarter ended September 30, 1997 that more than offset the increase in the volume of average investment securities for the quarter ended September 30, 1998 to $160.8 million as compared to $146.5 million for the quarter ended September 30, 1997.

Interest income on federal funds sold increased $241,000, or 349.28%, from $69,000 for the quarter ended September 30, 1997 to $310,000 for the quarter ended September 30, 1998. This increase in income resulted primarily from the increase in the average federal funds sold to $21.7 million for the quarter ended September 30, 1998 from $4.9 million for the quarter ended September 30, 1997. Average federal funds sold yields were 5.63% for the quarter ended September 30, 1998 and 5.79% for the quarter ended September 30, 1997.

Total interest income increased $526,000, or 5.27%, from $10.0 million for the quarter ended September 30, 1997 to $10.5 million for the quarter ended September 30, 1998. This increase was the result of volume increases more than offsetting a decrease in average interest earning asset yields. Average interest earning asset yields for the quarter ended September 30, 1998 decreased to 7.57% from the 7.77% yield on average earning assets for the quarter ended September 30, 1997. Average earning assets increased from $504.1 million in the quarter ended September 30, 1997 to $552.3 million in the quarter ended September 30, 1998. This $48.2 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

Total interest expense increased $241,000 or 4.97%, from $4.8 million in the quarter ended September 30, 1997 to $5.1 million for the quarter ended September 30, 1998. The principal reason for the increase was the acquisitions discussed above. BancShares' total cost of funds decreased from 4.24% for the quarter ended September 30, 1997 to 4.12% for the quarter ended September 30, 1998. Average interest bearing deposits were $453.7 million in the quarter ended September 30, 1998, an increase of $16.7 million from the $437.0 million in the quarter ended September 30, 1997. The increase in interest-bearing liabilities was primarily the result of the 1997 and 1998 branch purchases discussed above and the issuance of $23.0 million of capital securities in June 1998. BancShares recorded $474,000 of interest expense in the quarter ended September 30, 1998 related to the capital securities.

NET INTEREST INCOME

Net interest income increased $285,000, or 5.54%, from $5.1 million for the quarter ended September 30, 1997 to $5.4 million for the quarter ended September 30, 1998. This increase was primarily due to the increased earning asset volume resulting from the acquisitions discussed above.

The net interest spread for the quarter ended September 30, 1998 was 3.45%, a decrease of 8 basis points from the 3.53% interest spread for the quarter ended September 30, 1997.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the quarter ended September 30, 1998 management recorded $20,000 as provision for loan losses. Management made no addition to the provision for loan losses for the quarter ended September 30, 1997. During the third quarter of 1998 Southern had net charge-offs of $157,000. During the same period in 1997 net charge-offs were $36,000.

NONINTEREST INCOME

Income from service charges on deposit accounts, other service charges and fees, insurance commissions and other noninterest income increased $226,000, or 19.38%, from $1.2 million for the quarter ended September 30, 1997 to $1.4 million for the quarter ended September 30, 1998.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $244,000, or 5.01%, from $4.9 million in the quarter ended September 30, 1997 to $5.1 million in the quarter ended September 30, 1998.

This increase was primarily due to an increase in personnel expense of $135,000, or 5.92%, from $2.3 million for the quarter ended September 30 1997 to $2.4 million, for the quarter ended September 30, 1998 and increased occupancy, furniture and equipment expense and other volume related expenses resulting from the branch acquisitions discussed above.

INCOME TAXES

In the quarter ended September 30, 1998 BancShares had income tax expense of $470,000, an increase of $440,000, or 1,466.7%, from $30,000 for the quarter ended September 30, 1997. This increase was due to non-recurring tax benefits in 1997 resulting from the donation of available-for-sale securities in the first quarter of 1997 discussed above. The effective tax rate for the quarter ended September 30, 1998 was 27.93%. The resulting effective tax rate based on the accruals for the quarter ended in September 1997 was 2.09%. The effective tax rate in 1998 of 27.93 % differs from the federal statutory rate of 35.00% primarily due to tax exempt income as previously discussed.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

In the nine months ended September 30, 1997, BancShares borrowed an additional $5.0 million and contributed it as capital to Southern which improved each of Southern's capital ratios.

In June 1998, the Trust issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares is eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. Capital Securities of $13.1 million are included in Tier I capital for regulatory capital adequacy requirements.

In June 1998, BancShares paid off the remaining balance of the $5.0 long-term obligation discussed above, $4.3 million, and contributed an additional $12.0 million in capital to Southern which also improved each of Southern's capital ratios.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at September 30, 1998 was 8.36%. At December 31, 1997, Southern's leverage capital ratio was 6.02%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 1998, Southern's Total RBC ratio was 17.39%. At December 31, 1997 the RBC ratio was 12.81%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The unrealized gains on securities available for sale, net of taxes of $12.1 million at September 30, 1998, and $15.1 million at December 31, 1997, although a part of total shareholders' equity, are not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                       September 30,    December 31,
                                            1998            1997
                                        ------------    ------------
                                            (Dollars in thousands)

Risk-based capital:
Tier 1 capital                           $  49,318      $  33,999
Total capital                               53,295         37,876
Risk-adjusted assets                       306,444        295,654
Average tangible assets                    590,266        564,633

Tier 1 capital ratio  (1)                    16.09%         11.50%
Total capital ratio  (1)                     17.39%         12.81%
Leverage capital ratio  (1)                   8.36%          6.02%

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.



At September 30, 1998 and December 31, 1997, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as net cash plus short term and marketable securities divided by net deposits and short term liabilities, was 30.86% at September 30, 1998 and 37.15% at December 31, 1997.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 1998 jumbo time deposits represented 10.91% of total deposits. At December 31, 1997 jumbo time deposits represented 10.33% of total deposits.

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

In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. BancShares plans to adopt this statement on January 1, 1999 and does not anticipate any material effect on its consolidated financial statements.

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

Year 2000 Issue

Introduction

The year 2000 issue confronting BancShares and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

Awareness

Financial institution regulators recently have increased their focus upon Year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on year 2000.

These statements require financial institutions to, among other things, examine the year 2000 implications of their reliance on vendors and with respect to data exchange and the potential impact of the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

Risks

Like most financial service providers, BancShares and its operations may be significantly affected by the year 2000 issue due to its dependence on information technology and date-sensitive data. Computer hardware and software and other equipment, both within and outside BancShares' direct control, and third parties with whom BancShares electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and BancShares could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the year 2000 issue could adversely affect the viability of BancShares' suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the year 2000 issue could result in a significant adverse impact on BancShares' operations and, in turn, its financial condition and results of operations.

State of Readiness

During  October  1997,  BancShares  developed  its plan to address the year 2000 issue. A substantial portion of BancShares' data processing functions are performed by First-Citizens Bank & Trust Company ("FCB") on its mainframe systems and/or on systems supported by FCB, which also provides similar services to several other financial institutions. See "Related Parties." Therefore, BancShares' plan for addressing the year 2000 issue divides information technology systems ("IT Systems") into groups which include (i) FCB's mainframe systems used for processing BancShares' data ("Group A Systems"), (ii) BancShares' non-mainframe systems which are supported by FCB ("Group B Systems"), and (iii) BancShares' separate non-mainframe systems ("Group C Systems"). BancShares' year 2000 plan also addresses non-information technology systems ("Non-IT Systems"). As to Group A Systems and Group B Systems, BancShares' year 2000 plan necessarily is designed to be implemented jointly with FCB. FCB has retained an outside consultant to plan and direct its year 2000 compliance efforts, and BancShares participates in a committee made up of representatives of the consultant, FCB and each of the financial institutions for which FCB provides data processing services. This committee meets periodically to monitor the status of FCB's compliance efforts. Periodic progress reports are made to BancShares' Board of Directors.

The following paragraphs summarize the phases of BancShares' year 2000 plan:

Assessment Phase

During the assessment phase, a year 2000 corporate inventory and business risk assessment was made (jointly with FCB in the case of Group A Systems and Group B Systems, and separately in the case of Group C Systems and Non-IT Systems) to quantify the extent of BancShares' year 2000 exposure and identify systems that required remediation. Each Group B and C application or system was given two separate codes; a Priority Code and a Status Code. The Priority Code quantifies the importance of each asset to BancShares' daily operations. The Status Code represents the current claim of compliance by the asset's vendor. Used in concert, these codes prioritize the remediation, testing and contingency planning processes. This phase is complete.

Remediation and Testing Phase

With respect to IT Systems, this phase contemplates the implementation of modifications, upgrades or system replacements determined to be necessary to achieve year 2000 compliance and the testing of modified or upgraded systems to determine their functionality and operating capability. As to Group A Systems and Group B Systems, FCB's outside consultant is responsible for coordinating necessary modifications, upgrades or replacements. This phase has been completed for all Group A Systems and is scheduled to be completed by December 31, 1998 for higher priority Group B Systems, and during the first and second quarters of 1999 for remaining Group B Systems. As to Group C Systems, BancShares' staff is coordinating remediation (which, in most cases, entails the installation of upgrades provided by outside vendors) and testing. This phase has been completed for substantially all systems, with completion of this phase scheduled for the fourth quarter of 1998.

Validation Phase

The validation phase contemplates testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing on Group A Systems and Group B Systems is being conducted by FCB's outside consultant and is expected to be completed by December 31, 1998. BancShares' staff is conducting validation testing on Group C Systems which is expected to be substantially completed by December 31, 1998 on most systems and during the first quarter of 1999 in the case of certain systems.

Implementation Phase

Under BancShares' plan, once new and modified systems, that require testing, have been tested for functionality, they are being put into production. BancShares' target is to have substantially completed the validation and implementation phases with respect to substantially all systems by December 31, 1998.

Non-IT Systems, Third Party Service Providers and Loan Customers

Activities under BancShares' plan with respect to Non-IT Systems (including security systems, office equipment, etc.) primarily involve identifying potential year 2000 problems and insuring that outside vendors provide necessary upgrades or replacements. Each system has been assigned to an officer of BancShares whose responsibility it is to communicate with the vendor of that system and coordinate remediation. As needed, Validation testing for Non-IT Systems is planned for the first quarter of 1999.

During early 1998, BancShares identified those borrowing customers whose existing aggregate borrowings from BancShares met certain criteria based on aggregate credit exposure, loan collateral, and whose businesses were of a nature that they could be adversely affected by the year 2000 issue. A meeting was held individually with each such borrowing customer to assess the customer's plan for and progress toward addressing the year 2000 issue. Follow-up meetings are being held with each customer whose assessment indicated a higher than typical level of risk. With respect to new and renewed loans, an assessment of year 2000 risk and steps being taken by the customer to address the year 2000 issue have been made a part of the credit approval process.

Costs

BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares has budgeted $200,000 for its separate year 2000 project expenses. Expenses actually incurred through September 30, 1998 were not material. BancShares does not expect significant increases in future data processing costs relating to year 2000 compliance.

Contingency Plans

During the assessment phase, BancShares began to identify a back-up or contingency plan for systems or non-IT assets which may be affected by year 2000. Virtually all of BancShares' systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, BancShares will convert to a new system. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. Preliminary
Contingency plans for system failures on or after January 1, 2000 have been developed. These plans will be refined when the validation and testing phases are complete.

Other matters

In October 1998, BancShares acquired the Gates, North Carolina office of FCB containing $5.3 million in deposits (see note 8 of notes to consolidated financial statements). In December 1998, BancShares plans to acquire, subject to regulatory approval, the Red Springs, North Carolina office of First Union National Bank containing approximately $17.0 million in deposits. BancShares has received regulatory approval to open de novo branches in three new eastern North Carolina markets. These offices are planned to open in 1999.

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



                                              SOUTHERN BANCSHARES (N.C.), INC.


                                              /s/John C. Pegram, Jr.
Dated: November 10, 1998                      ----------------------
                                              John C. Pegram, Jr., President


                                              /s/David A. Bean
Dated: November 10, 1998                      ----------------
                                              David A. Bean,
                                              Secretary/Treasurer