Form 10-K
period 1998-12-31
SOUTHERN BANCSHARES NC INC
filed 1999-04-01
CIK 703904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1998                                 Commission File No. 0-10852

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

                          Yes   [  X  ]    No     [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 26, 1999: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

The number of shares outstanding of the Registrant's common stock as of March 26, 1999: Common Stock, $5.00 par value - 119,186 shares

Documents Incorporated by Reference

1. Portions  of  the  Registrant's   1998  Annual  Report  to  Shareholders  are
   incorporated by reference into Parts I and II.

2. Portions of the Registrant's definitive Proxy Statement dated March 26, 1999 for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS:

General

     Southern BancShares (N.C.), Inc., a Delaware corporation (hereinafter, with all of its subsidiaries, referred to as the "Registrant" or "BancShares"), is a bank holding company pursuant to the provisions of the Bank Holding Company Act of 1956, as amended. BancShares is the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation ("SBS") which was formed in 1982 to become the parent company of Southern Bank and Trust Company ("Southern"), its principal operating subsidiary, which it acquired in late 1982. BancShares was formed in 1986 in order to effect the reincorporation in Delaware of the holding company of Southern Bank by the merger of SBS into BancShares, which was effective on December 28, 1986. BancShares has a wholly-owned subsidiary:
Southern Capital Trust I, a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the Capital Securities) in June 1998 maturing in 2028. All significant activities of the Registrant and its subsidiary are banking related so that the Registrant operates within one industry segment. Neither BancShares nor its subsidiary has any foreign operations.

     The operating subsidiary of BancShares is Southern Bank and Trust Company ("Southern"), which is engaged in commercial banking primarily in eastern North Carolina. Southern's predecessor bank was organized on January 29, 1901, as the Bank of Mount Olive. In 1913, it became the First National Bank and remained so until 1936 when it rechartered as the Bank of Mount Olive. In 1967, Southern acquired its present name. Over the years, Southern's growth has been generated principally through branching and by merging with five other banks: Roanoke Chowan Bank, Roxobel, North Carolina in 1969, Merchants' and Farmers' Bank, Macclesfield, North Carolina in 1973, Tarheel Bank & Trust Co., Gatesville, North Carolina in 1986, Citizens Savings Bank, Rocky Mount, North Carolina in 1993 and Enfield Savings Bank, Enfield, North Carolina in 1998. Also in 1993, Southern acquired deposits in four branches of two savings institutions and an office of NationsBank in Pollocksville, North Carolina. In 1994 Southern acquired deposits in branches in Scotland Neck, North Carolina and Turkey, North Carolina from First Citizens Bank. In 1995 Southern acquired deposits in branches in Farmville, North Carolina; Garland, North Carolina; Kill Devil Hills, North Carolina and Salemburg, North Carolina from First Union National Bank. In 1995 Southern also acquired the deposits of a branch in Kill Devil Hills, North Carolina from First Citizens Bank. In 1996 Southern acquired deposits in a branch in Windsor, North Carolina from First Citizens Bank, acquired deposits in a branch in Edenton, North Carolina from United Carolina Bank and sold the deposits of its branch in Scotland Neck, North Carolina to Triangle Bank. In 1997 Southern acquired deposits in branches in Aulander, North Carolina, Aurora, North Carolina and Hamilton, North Carolina from Wachovia Bank of North Carolina, N.A. In 1998 Southern acquired deposits of a branch in Gates, North Carolina from First Citizens Bank and acquired deposits of a branch in Red Springs, North Carolina from First Union National Bank. See Note 15 on pages 37 and 38 of BancShares' 1998 Annual Report, attached as Exhibit 13 to this Report, for additional information regarding BancShares' relationship with First Citizens Bank. In terms of total assets, at December 31, 1998, Southern was the twelfth largest bank in North Carolina.

Business

     Southern conducts a general banking business designed to meet the needs of the people of its market area. These services, all of which are offered at its 45 offices, include, among other items: taking deposits; cashing checks and providing for individual and commercial cash needs; and providing numerous checking and savings plans, including automatic transfer services, direct deposit, and banking by mail.

     Southern also makes commercial, consumer and mortgage loans at its 34 full service offices and provides individual retirement account service, safe deposit box rental, travelers' check service, and Master Card and Visa credit card programs.

     The Bank has nineteen automatic teller machines; one each in Ahoskie, Ayden, Belhaven, Bethel, Edenton, Farmville, LaGrange, Mount Olive, Murfreesboro, Nashville, Plymouth, Roanoke Rapids, Warsaw, Whitakers and Windsor, North Carolina and two in Kill Devil Hills and Rocky Mount, North Carolina.

     Southern does not operate in the international financing market.

     Southern has a wholly-owned subsidiary, Goshen, Inc., which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern and sells such insurance to a subsidary of First Citizens Bank. See Note 15 on pages 37 and 38 of BancShares' 1998 Annual Report attached as Exhibit 13 to this report for additional information regarding BancShares' relationship with First Citizens Bank.


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

     The BHCA prohibits BancShares from acquiring direct or indirect control of more than 5 % of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the Federal Reserve. Additionally, the BHCA prohibits BancShares from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by BancShares to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

     Under current federal law, certain transactions between a depository institution and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and, in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.

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


Capital Requirements

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier I capital. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3 % in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

     Southern is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.


Insurance Assessments

Southern is subject to insurance assessments imposed by the FDIC. During 1996 the FDIC reduced the Bank Insurance Fund ("BIF") assessment rates to a range of
0.00 % to 0.27% for the highest rated banks to the weakest banks. This BIF premium reduction did not affect the deposit premium paid on Savings Association Insurance Fund ("SAIF") insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department.

     The Deposit Insurance Funds Act of 1996 ("DIFA96") required the FDIC to impose a one-time special assessment on SAIF-assessable deposits, including those held by BIF-member OAKAR ("OAKAR") institutions, such as Southern, to capitalize the SAIF to its target Designated Reserve Ratio. Southern was accordingly assessed $569 thousand in September 1996.

     The DIFA96 also required that, beginning January 1, 1997, BIF banks and OAKAR institutions would begin to be charged a separate assessment for the Financing Corporation ("FICO") funding requirements. The FICO rate is not tied to the FDIC risk classification and is subject to change by the FDIC within certain limitations.

     The FICO rate for the  first  quarter  of 1999 is set at an annual  rate of
6.10 basis points of OAKAR adjusted deposits as defined by the FDIC and 1.220 basis points of BIF adjusted deposits. At December 31, 1998 the FICO assessable OAKAR deposit base for Southern was $109.4 million and the BIF deposit base was $437.8 million. If Southern's deposits remained at these levels and the FDIC maintained the same rates, the expense for the FICO obligation for Southern would be approximately $120 thousand for 1999.


Change in Control

     State and federal law restricts the amount of voting stock of a bank holding company, or a bank, that a person may acquire without the prior approval of banking regulators.

     Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved that proposed transaction. A person will be deemed to have acquired "control" of a bank holding company or bank if that person, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy. Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and insured banks. Under the federal Change in Bank Control Act and regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition.

     Under the Act, a change in control is presumed to occur if, among other things, a person or group acquires more than 10% of any class of voting stock of a holding company or insured bank and, after such acquisition, the acquirer will be the largest shareholder.


Interstate Banking and Branching

     Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that cap at 10 % of the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30 % of the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law permitted interstate branching by allowing a bank to merge with a bank located in a different state. The Interstate Banking Law also permits banks to establish branches in other states, by opening new branches or acquiring existing branches of other banks, if the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.


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


Competition

     The banking laws of North Carolina allow statewide branching; therefore, commercial banking in the state is highly competitive. Southern competes directly in many of its markets with one or more of the largest banking organizations in North Carolina. Such competitors range in size to over $225 billion in consolidated resources (including resources represented by banking organizations in other states owned by or which control certain of such competitors), have broader geographic markets and higher lending limits and offer more services than Southern, and can, therefore, make more effective use of media advertising, support services and electronic technology than can BancShares or Southern.

     In 1997 BancShares developed a plan to deal with the "Year 2000 issue". See pages 13 through 15 of BancShares' 1998 Annual Report attached as Exhibit 13 to this Report for additional information regarding the Year 2000 issue.

Employees

     At December 31, 1998, Southern employed 290 full-time employees and 34 part-time employees. It is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares and Goshen do not have any separate employees.


Statistical Information

     Certain additional statistical information with respect to BancShares' business is included in the information incorporated herein under "Part II, Item 7" below.

I. AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

Statistical Information
(Dollars in thousands)

I. AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL AVERAGE BALANCES
   AND AVERAGE RATES EARNED AND PAID

                                                                 DECEMBER 31, 1998                        DECEMBER 31, 1997
                                                     ---------------------------------------       ---------------------------------
                                                      AVERAGE                        AVERAGE        AVERAGE                 AVERAGE
ASSETS                                                BALANCE        INTEREST          RATE         BALANCE    INTEREST       RATE
------                                                -------        --------          ----         -------    --------       ----
Interest earning assets:
  Loans (1) (2)                                      $ 362,298       $ 31,000          8.56%      $ 340,195    $ 29,225       8.59%
  Taxable investment securities                        141,193          8,085          5.73%        126,829       7,532       5.94%
  Nontaxable investment securities (3)                  22,842          1,982          8.68%         24,581       2,130       8.66%
  Federal funds sold                                    18,321            972          5.31%         11,526         623       5.41%
  Other interest earning assets                          5,367            293          5.46%          4,840         269       5.56%
                                                     ---------       --------        ------       ---------    --------     ------
    Total interest earning assets                      550,021         42,332          7.70%        507,971      39,779       7.83%
                                                                     --------                                  --------
Non-interest earning assets:
  Cash and due from banks                               19,250                                       17,730
  Premises and equipment, net                           18,304                                       17,457
  Other                                                 28,253                                       24,078


    Total assets                                     $ 615,828                                    $ 567,236
                                                     =========                                    =========

LIABILITIES & EQUITY Interest bearing liabilities:
  Demand deposits                                    $  78,283       $  1,073          1.37%      $  76,080    $  1,234       1.62%
  Savings deposits                                      92,657          2,325          2.51%         87,577       2,259       2.58%
  Time deposits                                        285,869         15,318          5.36%        270,863      14,736       5.44%
  Short-term borrowed funds                              6,531            292          4.47%          6,295         303       4.81%
  Long-term obligations                                 15,056          1,320          8.77%          4,539         295       6.50%
                                                     ---------       --------        ------       ---------    --------     ------

    Total interest bearing liabilities                 478,396         20,328          4.25%        445,354      18,827       4.23%
                                                                     --------                                  --------
Non-interest bearing liabilities:
  Demand deposits                                       69,746                                       63,783
  Other                                                 11,263                                       12,396
Shareholders' equity                                    56,423                                       45,703
                                                      --------                                    ---------

    Total liabilities and equity                     $ 615,828                                    $ 567,236
                                                     =========                                    =========

 Interest rate spread (4)                                                              3.45%                                  3.60%
 Net interest income and
 Net interest margin (5)                                             $ 22,004          4.00%                   $  20,952      4.12%
                                                                     ========                                  =========

II. AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF
    CHANGES IN INTEREST DIFFERENTIAL

                                                                  DECEMBER 31, 1996
                                                     ----------------------------------------
                                                     AVERAGE                         AVERAGE
                                                     BALANCE           INTEREST       RATE
                                                     -------           --------       ----
ASSETS
Interest earning assets:
  Loans (1) (2)
  Taxable investment securities                      $ 310,389         $ 26,878        8.66%
  Nontaxable investment securities (3)                 125,068            7,899        6.32%
  Federal funds sold                                    25,914            2,290        8.84%
  Other interest earning assets                          6,895              402        5.83%
                                                         1,526               62        4.06%
    Total interest earning assets                    ---------         --------
                                                       469,792           37,531        7.99%
                                                     ---------
Non-interest earning assets:
  Cash and due from banks
  Premises and equipment, net                           15,726
  Other                                                 13,498
                                                        20,525

    Total assets
                                                     $ 519,541
                                                     =========

LIABILITIES & EQUITY Interest bearing liabilities
  Demand deposits
  Savings deposits                                   $  70,443            1,227        1.74%
  Time deposits                                         83,761            2,202        2.63%
  Short-term borrowed funds                            247,575           13,504        5.45%
  Long-term obligations                                  8,160              400        4.90%
                                                         2,021              117        5.79%
                                                     ---------         --------      ------
    Total interest bearing liabilities
                                                       411,960           17,450        4.24%
                                                     ---------
Non-interest bearing liabilities:
  Demand deposits
  Other                                                 57,773
Shareholders' equity                                     9,574
                                                        40,234
                                                     ---------
    Total liabilities and equity
                                                     $ 519,541
                                                     ========
 Interest rate spread (4)
 Net interest income and                                                                3.75%
 Net interest margin (5)
                                                                       $ 20,081         4.27%
                                                                       ========

(1)  Includes non-accrual loans
(2)  Interest income includes amortization of loan fees.
(3) The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a 34% tax rate.
(4) Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

(Dollars in thousands)                                              December 31, 1998 Increase (Decrease)
                                                         ----------------------------------------------------------
                                                                          AMOUNT          AMOUNT        AMOUNT
                                                           TOTAL        ATTRIBUTABLE   ATTRIBUTABLE  ATTRIBUTABLE
                                                          CHANGE         TO CHANGE       TO CHANGE    TO CHANGE IN
                                                         1997-1998       IN VOLUME       IN RATE      RATE/VOLUME
                                                         ---------       ---------       -------      -----------
ASSETS
Interest earning assets:
  Loans                                                    $1,775          $1,836          $(68)           $7
  Taxable investment securities                               577             971          (355)          (39)
  Non-taxable investment securities                          (148)           (151)            5            (2)
  Federal funds sold                                          349             368           (12)           (7)
                                                          -------         -------         -----         -----

    Total interest income                                   2,553           3,024          (430)          (41)
                                                          -------         -------         -----         -----

LIABILITIES & EQUITY Interest bearing liabilities:
  Demand deposits                                            (161)             36          (190)           (7)
  Savings deposits                                             66             131           (61)           (4)
  Time deposits                                               582             728          (135)          (11)
  Short-term borrowed funds                                    22              45           (22)           (1)
  Long-term obligations                                       992             771            67           154
                                                          -------         -------         -----         -----

    Total interest expense                                  1,501           1,711          (341)          131
                                                          -------         -------         -----         -----

Net interest income                                        $1,052          $1,313          $(89)        $(172)
                                                          =======         =======         =====         =====

(Dollars in thousands)                                              December 31, 1997 Increase (Decrease)
                                                         ----------------------------------------------------------
                                                                          AMOUNT          AMOUNT        AMOUNT
                                                           TOTAL        ATTRIBUTABLE   ATTRIBUTABLE  ATTRIBUTABLE
                                                          CHANGE         TO CHANGE       TO CHANGE    TO CHANGE IN
                                                         1996-1997       IN VOLUME       IN RATE      RATE/VOLUME
                                                         ---------       ---------       -------      -----------
ASSETS
Interest earning assets:
  Loans                                                    $2,347          $2,581         $(217)        ($17)
  Taxable investment securities                              (183)            339          (506)         (16)
  Non-taxable investment securities                          (161)           (144)          (18)           1
  Federal funds sold                                          221             270           (29)         (20)
                                                          -------         -------         -----         ----

    Total interest income                                   2,224           3,046          (770)         (52)
                                                          -------         -------         -----         ----

LIABILITIES & EQUITY Interest bearing liabilities:
  Demand deposits                                            (479)             98          (535)         (42)
  Savings deposits                                             57             100           (42)          (1)
  Time deposits                                             1,718           1,269           421           28
  Short-term borrowed funds                                   (97)            (91)           (7)           1
  Long-term obligations                                       178             146            14           18
                                                          -------         -------         -----         ----

    Total interest expense                                  1,377           1,522          (149)           4
                                                          -------         -------         -----         ----

Net interest income                                          $847          $1,524         $(621)        $(56)
                                                          =======         =======         =====         ====

     Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 34% for all periods. The taxable equivalent adjustment was $543 in 1998, $2,024 in 1997 and $740 in 1996.

III. INVESTMENT PORTFOLIO


The following  table sets forth the  carrying  amount of  investment  securities

                                                        December 31,
                                            ------------------------------------
(Dollars in thousands)                        1998          1997          1996
                                            --------      --------      -------
U.S. Treasury and other
  U.S. Government agencies (1)              $143,350      $118,589      $108,592
States and political subdivisions             29,281        31,150        35,086
Other (2)                                     28,936        30,394        25,011
                                            --------      --------      --------
      Total                                 $201,567      $180,133      $168,689
                                            ========      ========      ========

     The following table sets forth the maturities of investment securities at December 31, 1998 (dollars in thousands) and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale securities is not included.)

                                                                              Maturing
                                      ---------------------------------------------------------------------------------------------
                                                               After One But             After Five But
                                         Within One Year      Within Five Years         Within Ten Years           After Ten Years
                                      ------------------     -------------------       --------------------       -----------------
                                       Amount      Yield     Amount        Yield       Amount        Yield        Amount      Yield
                                       ------      -----     ------        -----       ------        -----        ------      -----
U.S. Treasury and other
  U.S. Government agencies (1)        $73,904      5.81%     $68,989       4.90%          $11         5.65%       $1,892      6.45%
States and political subdivisions       5,795      5.92%       8,057       6.37%        7,678         5.84%        7,179      5.41%
Other (2)                              10,747      2.63%           -       -                -         -              100      6.75%
                                      -------      ----      -------       ----        ------         ----        ------      ----

                                      $90,446      5.44%     $77,046       5.05%       $7,689         5.84%       $9,171      5.62%
                                      =======                =======                   ======                     ======

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

IV.  LOAN PORTFOLIO

Analysis of loans by type and maturity


     The table below classifies loans by major category (dollars in thousands):

(Dollars in thousands)                                                  December 31,
                                               ------------------------------------------------------------
                                                 1998         1997          1996        1995          1994
                                               --------     --------     --------     --------     --------
Commercial, financial and agricultural          $86,980      $84,281      $70,881      $57,398      $36,343
Real estate:
      Construction                                5,276        5,209        2,470        1,533        3,221
       Mortgage:
            One to four family residential      113,984      106,444      113,915      111,372      108,804
            Commercial                           62,446       58,056       52,686       43,580       41,090
            Equityline                           28,698       27,759       18,654       13,828       10,858
            Other                                26,846       27,868       21,615       20,535       17,261
Consumer                                         36,775       35,643       35,512       37,548       33,762
Lease financing                                   3,484        3,956        2,022        2,166        1,272
                                               --------     --------     --------     --------     --------

  Total loans                                  $364,489     $349,216     $317,755     $287,960     $252,611
                                               ========     ========     ========     ========     ========

The following table identifies the maturities of all loans as of December 31, 1998 and addresses the sensitivity of these loans to changes in interest rates.

(Dollars in thousands)
                                      Within     After One Year But        After
                                     One Year     Within Five Years      Five Years        Total
                                     --------     -----------------      ----------       -------
Commercial and Financial              $68,103           $18,877           $     -         $86,980
Real Estate:
  Construction                          4,383               893                 -           5,276
  One to four family residential       31,487            48,385            34,112         113,984
  Commercial                           17,250            26,509            18,687          62,446
  Equityline                            7,952            12,220             8,526          28,698
  Other                                 7,439            12,794             6,613          26,846

Consumer                               25,386            11,389                 -          36,775
Lease Financing                           519             2,114               851           3,484
                                     --------          --------           -------        --------

  Total                              $162,519          $133,181           $68,789        $364,489
                                     ========          ========           =======        ========

Fixed Rate                            $42,766          $107,631           $68,752        $219,149
Variable Rate                         119,753            25,550                37         145,340
                                     --------          --------           -------        --------

         Total                       $162,519          $133,181           $68,789        $364,489
                                     ========          ========           =======        ========

Non-accrual, past-due, and restructured loans

The following analysis identifies other real estate owned and loans that were either non-accruing, past-due or restructured. Accrual of interest is discontinued on a loan when management believes the borrowers' financial condition is such that collection of principal or interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist.

                                                                   December 31,
                                                  --------------------------------------------
(Dollars in thousands)                            1998      1997     1996     1995        1994
                                                  ----      ----     ----     ----        ----
Non-accrual loans                                 $  166     $230     $147      $50        $77
Restructured loans                                    43        -        8        -        204
Accruing loans past-due 90 days or more              805      466      343      508        234
                                                  ------     ----     ----     ----     ------
       Total non-performing loans                  1,014      696      498      558        515
Other real estate owned                               84       48        -       86      1,339
                                                  ------     ----     ----     ----     ------
        Total non-performing loans and assets     $1,098     $744     $498     $644     $1,854
                                                  ======     ====     ====     ====     ======


     The amount of interest which would have been recorded in 1998 on non-accrual loans, had they been in accordance with the original terms throughout the period, was immaterial.

V.  SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the allowance for loan losses

     The table presented below summarizes activity in the allowance for loan losses for the five years ended (dollars in thousands):

                                                                                    December 31,
                                                          ----------------------------------------------------------------
(Dollars in thousands)                                       1998          1997         1996          1995          1994
                                                          --------      --------      --------      --------      --------
Allowance for loan losses - beginning of year               $5,971        $6,163        $6,321        $6,653        $6,717
Charge - offs:
    Commercial, financial and agricultural                     158            47             5             -            26
    Real estate:
           Mortgage:
                One to four family residential                  41            86           106            34            89
                Commercial                                      15             -             -             -             -
                Equityline                                      32             -             -             -             -
                Other                                            -            23             -           209             -
    Consumer                                                   298           307           428           220           181
                                                          --------      --------      --------      --------      --------

      Total charge-offs                                        544           463           539           463           296

Recoveries:
    Commercial, financial and agricultural                      11            13             -            54            29
    Real estate:
          Construction                                           -             -            19             -             -
           Mortgage:
                One to four family residential                  20            59           131            19            27
                Equityline                                       8             -             -             -            15
                Other                                            5             -             -             -            20
    Consumer                                                    67           139            91            58           141
                                                          --------      --------      --------      --------      --------

      Total recoveries                                         111           211           241           131           232
                                                          --------      --------      --------      --------      --------

Net charge-offs                                                433           252           298           332            64
Provision for loan losses                                      155            60           140             -             -
Additions from  bank acquisition                               269             -             -             -             -
                                                          --------      --------      --------      --------      --------

Allowance for loan losses - end of year                     $5,962        $5,971        $6,163        $6,321        $6,653
Average loans outstanding during the year                 $362,298      $340,195      $310,389      $270,563      $242,360
Ratio of net charge-offs to average loans outstanding         0.12%         0.07%         0.10%         0.12%         0.03%

     The allowances for loan losses is increased by charges to the provision for loan losses and reduced by loans charged off, net of recoveries. Southern's provision is the amount necessary to maintain the allowance at a level considered adequate to provide for possible loan losses based on management's internal evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions.


Allocation of the allowance for loan losses:

     The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:

(Dollars in thousands)                                                            December 31,
                                                ----------------------------------------------------------------------------------
                                                             % of loans                  % of loans                    % of loans
                                                              in each                      in each                      in each
                                                            category to                   category to                  category to
                                                  1998      total loans        1997       total loans       1996       total loans
                                                  ----      -----------        ----       -----------       ----       -----------
Commercial, financial and agricultural          $2,200           24%          $2,149           24%          $2,214           22%
Real estate:
      Construction                                 100            2%              60            1%              76            1%
       Mortgage:
            One to four family residential       1,100           31%           1,194           30%           1,245           36%
            Commercial                             550           17%             537           17%             566           17%
            Equityline                             200            8%             239            8%             204            6%
            Other                                  212            7%             239            8%             248            6%
Consumer                                         1,500           10%           1,493           10%           1,537           11%
Lease financing                                    100            1%              60            2%              73            1%
                                                                              ------       ------           ------       ------

                                                $5,962          100%          $5,971          100%          $6,163          100%
                                                ======          ===           ======       ======           ======       ======

                                                              % of loans                      % of loans
                                                                in each                         in each
                                                              category to                      category to
                                                    1995      total loans         1994         total loans
                                                    ----      -----------         ----         -----------
Commercial, financial and agricultural            $1,264           20%            $774              14%
Real estate:
      Construction                                    63            1%             247               1%
       Mortgage:
            One to four family residential         2,188           39%           2,813              43%
            Commercial                               853           15%           1,061              16%
            Equityline                               260            5%             277               4%
            Other                                    408            7%             460               8%
Consumer                                           1,222           13%           1,021              13%
Lease financing                                       63            -                -               1%
                                                  ------       ------           ------             ---

                                                  $6,321          100%          $6,653             100%
                                                  ======       ======           ======             ===

VI.  DEPOSITS


     The average monthly volume of deposits, which is considered representative of BancShares' operations, and the average rates paid on such deposits are presented below (dollars in thousands):

                                                                   Year ended December 31,
                                      -------------------------------------------------------------------------------------
                                                1998                           1997                           1996
(Dollars in thousands)                ------------------------       ----------------------        ------------------------
                                      Average          Average       Average        Average         Average         Average
                                      Balances          Rates        Balances        Rates          Balances         Rates
                                      --------          -----        --------        -----          --------         -----
Non-interest bearing demand           $ 69,746             -         $ 63,783            -         $  57,773            -
Interest bearing demand                 78,283          1.37%          76,080         1.62%           70,443         1.74%
Savings                                 92,657          2.51%          87,577         2.58%           83,761         2.63%
Time deposits                          285,869          5.36%         270,863         5.44%          247,575         5.45%
                                      --------                       --------                      ---------

   Total deposits                    $ 526,555                       $498,303                      $ 459,552
                                     =========                       ========                      =========


     Maturities of $100,000 or more time certificates of deposit at December 31, 1998 are summarized as follows (dollars in thousands):

Maturity Category

Three months or less                                                     $25,728
Over three through six months                                             13,560
Over six months through twelve months                                     13,585
Over one year through five years                                           7,190
Over five years                                                                -
                                                                         -------
                                                                         $60,063
                                                                         =======

VII.  RETURN ON EQUITY AND ASSETS

The following table presents certain ratios of the Company:

                                                                                December 31,
                                                                     -------------------------------
                                                                       1998        1997        1996
                                                                     ------       ------     -------

Return on assets (net income divided by average total assets)          0.91%       1.17%       0.84%

Return on equity - including Series B and C preferred                  9.92%      14.47%      10.85%
      (net income divided by average total equity)

Dividend payout ratio (Dividends paid divided by net income)          10.38%       8.85%      13.45%


Equity to assets ratio - including Series B and C preferred            9.16%       8.06%       7.74%
      (Average equity divided by average total assets)


VIII.  CAPITAL ADEQUACY

The following table presents certain calculations of BancShares' capital and related ratios:

                                              December 31,
                                 ------------------------------------
                                   1998           1997          1996
                                 -------        -------       -------
                                        (Dollars in thousands)


Total Shareholders' Equity       $56,033        $54,984       $44,778
Tier 1 capital                    51,240         34,380        27,891
Total capital  (1)                65,666         38,449        31,861

Tier 1 capital ratio (2)           16.01%         11.43%         9.33%
Total capital ratio  (2)           20.52%         12.78%        10.66%


(1) The Capital Securities issued in 1998 are considered part of Tier I Capital.

(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

IX.  RATE OF INTERNAL CAPITAL GENERATION

                                                                                      December 31,
                                                                       -------------------------------------------
                                                                         1998             1997              1996
                                                                        ------           ------            -------

Return on average assets (based on net income)                           0.91%            1.17%              0.84%

Average equity as a percentage of total average assets                   9.16%            8.06%              7.74%

Return on average equity                                                 9.92%           14.47%             10.85%

Dividend payout ratio (Dividends paid divided by net income)            10.38%            8.85%             13.45%

Earnings retention                                                      89.62%           91.15%             86.55%
     (Net income less dividends divided by net income)

Rate of internal capital generation                                      8.89%           13.19%              9.39%
      (Return on average equity times earnings retention ratio)

X.  INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)
                                                                            31-Dec-98
                                         ----------------------------------------------------------------------------------
                                                                                                     Non-Rate
                                            1-30         31-90          91-180       181-365        Sensitive
                                            Days          Days           Days          Days           & Over
                                         Sensitive     Sensitive      Sensitive      Sensitive         1 Year       Total
                                        ---------       --------       --------       --------       --------      --------
Earning Assets:
Loans                                    $ 93,298        $14,098        $14,943        $     -       $242,150      $364,489
Investment Securities                       5,197         17,212         17,266         43,546        118,346       201,567
Temporary Investments                      19,535              -              -              -              -        19,535
Other                                           -          5,108              -              -              -         5,108
                                        ---------       --------       --------       --------       --------      --------
Total earning assets                     $118,030        $36,418        $32,209        $43,546       $360,496      $590,699
                                        =========       ========       ========       ========       ========      ========

Interest-Bearing Liabilities:
Savings and core time deposits           $225,668        $45,392        $64,395        $33,998        $49,686      $419,139
Time deposits of $100,000 and more         10,776         14,952         13,560         13,585          7,190        60,063
Short-term borrowings                       5,124              -              -              -              -         5,124
Long-term obligations                           -              -              -              -         23,000        23,000
                                        ---------       --------       --------       --------       --------      --------

Total interest bearing liabilites        $241,568        $60,344        $77,955        $47,583        $79,876      $507,326
                                        =========       ========       ========       ========       ========      ========

Interest sensitive Gap                  $(123,538)      $(23,926)      $(45,746)       $(4,037)      $280,620       $83,373
                                        =========       ========       ========       ========       ========      ========

Interest  sensitivity  is  continually   changing.   The  table  above  reflects
BancShares' gap position at December 31, 1998 and does not necessarily represent its position on any other dates.

XI.  SHORT-TERM BORROWINGS

(Dollars in thousands)
                                                                 1998                       1997                      1996
                                                       ---------------------       --------------------      ---------------------
                                                        Amount          Rate        Amount         Rate       Amount         Rate
                                                        ------          ----        ------         ----       ------         ----
Repurchase agreements
        At December 31                                 $ 4,953          3.35%      $ 4,761        5.62%       $ 3,838         6.71%
        Average during year                              5,655          4.09%        4,819        4.18%         2,934         4.04%
        Maximum month-end balance during year            6,459                       5,929                      4,507

U. S. Treasury tax and loan accounts
        At December 31                                   $ 171          4.11%      $ 2,065        5.25%       $ 1,226         5.15%
        Average during year                                861          5.97%          997        5.85%         1,052         5.09%
        Maximum month-end balance during year            2,206                       2,215                      1,300

ITEM 2 - PROPERTIES

     BancShares does not own or lease any real property. Except for two tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

     Southern's home office is located at 121 East Main Street, Mount Olive, North Carolina. At December 31, 1998 there were 45 Southern offices in North Carolina. These offices are listed on page 41 of BancShares' 1998 Annual Report.


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


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                 HOLDERS:

          None.

PART II


ITEM 5 -  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
                SHAREHOLDER MATTERS:

         Information required by this item is incorporated herein by reference to the section captioned "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 15, and the Table captioned "Per Share of Stock" on page 16 of the Registrant's 1998 Annual Report.


ITEM 6 - SELECTED FINANCIAL DATA:

         Information required by this item is incorporated herein by reference to the section captioned Table 1, Five-Year Financial Summary, Selected Balances and Ratios, on page 4 of Registrant's 1998 Annual Report.


ITEM 7 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS:

         Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 of the Registrant's 1998 Annual Report.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated herein by reference to the section captioned "Market Risk" on page 10 of the Registrant's 1998 Annual Report.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The information required by this item is incorporated herein by reference to the following financial statements, supplementary data, and independent auditors' report on the indicated page numbers of the Registrant's 1998 Annual Report:

         Independent Auditors' Report                                        17

         Consolidated Balance Sheets as of December 31, 1998 and 1997        18

         Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                    19

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                    20

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1998, 1997 and 1996                21

         Notes To Consolidated Financial Statements                        22-38

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

         None

PART III


ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information under the captions "PROPOSAL 1: ELECTION OF DIRECTORS", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" on pages 5 through 7 and page 9 of Registrant's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION:

     The information under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plan", and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" on pages 7 through 8 and pages 10 through 11 of the Registrant's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "OWNERSHIP OF VOTING SECURITIES BY MANAGEMENT" on pages 1 through 4 of the Registrant's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information contained in Footnote (3) to the table under the caption "PROPOSAL 1: ELECTION OF DIRECTORS," and the information under the captions "Compensation Committee Interlocks and Insider Participation" on page 8 and "Transactions with Management" on pages 12 through 13 of the Registrant's definitive Proxy Statement dated March 26, 1999, is incorporated herein by reference.

PART IV


ITEM 14 - EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON
                  FORM 8-K:

     (a) 1. Financial Statements

            The following consolidated financial statements of Southern BancShares (N.C.), Inc. and subsidiary, and Independent Auditors' Report thereon, are incorporated herein by reference from Registrant's 1998 Annual Report to Shareholders.

            .  Independent Auditors' Report

            .  Consolidated Balance Sheets at December 31, 1998 and 1997

            . Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

            . Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

            . Consolidated Statements of Changes in Shareholders' equity for the years ended December 31, 1998, 1997 and 1996

            .  Notes to Consolidated Financial Statements

         2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are incorporated herein by reference from Registrant's 1998 Annual Report to Shareholders.

         3.  Exhibits

             The following exhibits are filed or incorporated herewith as part of this report on Form 10-K:

        Exhibit
        Number                 Description of Exhibits
        ------                 -----------------------

          3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibits
               3.1 and 3.2) to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 33-8581) filed October 20, 1986 and incorporated herein by reference)

          3.2  Registrant's  Bylaws as amended April 15, 1998 (filed herewith)

          4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

       10.1* Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

       10.2*   Ninth  Amendment  to  Noncompetition  and  Consulting   Agreement
               between R. S. Williams and Southern Bank and Trust Company dated December 31, 1998 (filed herewith)

       10.3* Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

       10.4* Employment Agreement between Watson N. Sherrod, Jr. and Southern Bank and Trust Company (filed herewith)

       10.5 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

       10.6 Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

       10.7 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107)filed June 3, 1998 and incorporated herein by reference).

       13      Registrant's 1998 Annual Report to Shareholders (filed herewith)

       22      Subsidiaries of the Registrant (filed herewith)

       27      Financial Data Schedule (filed herewith)

       99.1** Registrant's definitive Proxy Statement dated March 26, 1999 for the 1999 Annual Shareholders' Meeting

     (b)    Reports on Form 8-K


            No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1998.

* Denotes a Management Contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

**   Not being refiled

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    MARCH 16, 1999              SOUTHERN  BANCSHARES  (N.C.),  INC.


                                      By: /s/ R. S. Williams
                                          ------------------
                                          R. S. Williams, Chairman of  the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                          Date
---------                          -----                          ----
/s/R. S. Williams             Chairman of the Board of         March 16, 1999
-----------------             Directors
R. S. Williams

/s/David A. Bean              Treasurer (principal             March 15, 1999
----------------              financial and accounting
David A. Bean                 officer)


/s/Bynum R. Brown             Director                         March 19, 1999
-----------------
Bynum R. Brown

/s/William H. Bryan           Director                         March 18, 1999
-------------------
William H. Bryan

/s/D. Hugh Carlton            Director                         March 19, 1999
------------------
D. Hugh Carlton

/s/Robert J. Carroll          Director                         March 19, 1999
--------------------
Robert J. Carroll

/s/Hope H. Connell            Director                         March 18, 1999
------------------
Hope H. Connell

/s/J. Edwin Drew              Director                         March 22, 1999
----------------
J. Edwin Drew

/s/Sam E. Ewell, Jr.          Director                         March 22, 1999
-------------------
Sam E. Ewell, Jr.

/s/Moses B. Gillam, Jr.       Director                         March 18, 1999
----------------------
Moses B. Gillam, Jr.

/s/Leroy C. Hand, Jr.         Director                         March 25, 1999
--------------------
LeRoy C. Hand, Jr.

/s/J. D. Hines                Director                         March 22, 1999
--------------
J. D. Hines

/s/Frank B. Holding           Director                         March 16, 1999
-------------------
Frank B. Holding

/s/George A. Hux              Director                         March 22, 1999
----------------
George A. Hux

/s/M. J. McSorley             Director                         March 16, 1999
-----------------
M. J. McSorley

/s/W. B. Midyette, Jr.        Director                         March 18, 1999
---------------------
W. B. Midyette, Jr.

/s/W. Hunter Morgan           Director                         March 19, 1999
-------------------
W. Hunter Morgan

/s/John C. Pegram, Jr.        Director                         March 16, 1999
---------------------
John C. Pegram, Jr.

/s/Charles I. Pierce          Director                         March 24, 1999
---------------------
Charles I. Pierce, Sr.

/s/W. A. Potts                Director                         March 16, 1999
--------------
W. A. Potts

/s/Charles L. Revelle, Jr.    Director                         March 19, 1999
-------------------------
Charles L. Revelle, Jr.

/s/Watson N. Sherrod, Jr.     Director                         March 22, 1999
------------------------
Watson N. Sherrod, Jr.

/s/ Charles O. Sykes          Director                         March 16, 1999
--------------------
Charles O. Sykes

/s/ Raymond M. Sykes          Director                         March 23, 1999
--------------------
Raymond M. Sykes

/s/John N. Walker             Director                         March 16, 1999
-----------------
John N. Walker

                                  EXHIBIT INDEX
        Exhibit
        Number                 Exhibits
        ------                 --------

          3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibits
               3.1 and 3.2) to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 33-8581) filed October 20, 1986 and incorporated herein by reference)

          3.2  Registrant's  Bylaws as amended April 15, 1998 (filed herewith)

          4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

       10.1 Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

       10.2    Ninth  Amendment  to  Noncompetition  and  Consulting   Agreement
               between R. S. Williams and Southern Bank and Trust Company dated December 31, 1998 (filed herewith)

       10.3 Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

       10.4 Employment Agreement between Watson N. Sherrod, Jr. and Southern Bank and Trust Company (filed herewith)

       10.5 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

       10.6 Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

       10.7 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 No. 333-52107 filed June 3, 1998 and incorporated herein by reference).

       13      Registrant's 1998 Annual Report to Shareholders (filed herewith)

       22      Subsidiaries of the Registrant (filed herewith)

       27      Financial Data Schedule (filed herewith)

       99.1 Registrant's definitive Proxy Statement dated March 26, 1999 for the 1999 Annual Shareholders' Meeting (not being refiled)