Form 10-Q
period 1999-03-31
SOUTHERN BANCSHARES NC INC
filed 1999-05-13
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999                 Commission File No. 0-10852

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

                                 119,186 shares

                                                                  (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                   March 31,     December 31,
CONSOLIDATED BALANCE SHEETS                                           1999            1998
                                                                   ---------      ---------

(Dollars in thousands except per share data)
ASSETS
Cash and due from banks ......................................     $  26,283      $  37,419
Federal funds sold ...........................................        18,570         19,535
Investment securities:
Available-for-sale, at fair value (amortized cost $101,621
      and $92,012, respectively) .............................       115,701        109,227
Held-to-maturity,  at amortized cost (fair value $88,979
      and $93,511, respectively) .............................        88,111         92,340
Loans ........................................................       363,745        364,489
Less allowance for loan losses ...............................        (5,898)        (5,962)
                                                                   ---------      ---------
Net loans ....................................................       357,847        358,527
Premises and equipment .......................................        19,189         18,902
Intangible assets ............................................         6,362          6,972
Accrued interest receivable ..................................         4,868          4,571
Other assets .................................................         2,002          1,932
                                                                   ---------      ---------
              Total assets ...................................     $ 638,933      $ 649,425
                                                                   =========      =========

LIABILITIES
Deposits:
     Noninterest-bearing .....................................     $  74,047      $  77,550
     Interest-bearing ........................................       475,180        479,202
                                                                   ---------      ---------
Total deposits ...............................................       549,227        556,752
Short-term borrowings ........................................         5,418          5,124
Long-term obligations ........................................        23,000         23,000
Accrued interest payable .....................................         3,587          4,505
Other liabilities ............................................         3,201          4,011
                                                                   ---------      ---------
          Total liabilities ..................................       584,433        593,392
                                                                   ---------      ---------

                                                                  (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                   March 31,     December 31,
CONSOLIDATED BALANCE SHEETS                                           1999            1998
                                                                   ---------      ---------

(Dollars in thousands except per share data)
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value;
      408,728 shares authorized; 398,653 shares issued and
      outstanding at  March  31, 1999  and  December 31, 1998,
      respectively ...........................................         1,942          1,942
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  40,373 shares issued and outstanding
      at  March  31, 1999 and December 31, 1998, respectively            562            562
Common stock, $5 par value; 158,485 shares authorized;
      119,186 and 119,266 shares issued and outstanding at
      March 31, 1999 and December 31, 1998, respectively .....           596            596
Surplus ......................................................        10,000         10,000
Retained earnings ............................................        32,107         31,571
Accumulated other comprehensive income .......................         9,293         11,362
                                                                   ---------      ---------
        Total shareholders' equity ...........................        54,500         56,033
                                                                   ---------      ---------

              Total liabilities and shareholders' equity .....     $ 638,933      $ 649,425
                                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                   (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                          Three Months Ended March 31,
                                                                                1999           1998
                                                                             ---------      --------
(Dollars in thousands except share and per share data)
Interest income:
Loans ..................................................................     $   7,439      $  7,532
Investment securities:
    U. S. Government ...................................................         1,891         1,735
    State, county and municipal ........................................           434           481
    Other ..............................................................           186           161
                                                                             ---------      --------
            Total investment securities interest income ................         2,511         2,377
Federal funds sold .....................................................           277           184
                                                                             ---------      --------
Total interest income ..................................................        10,227        10,093

Interest expense:
       Deposits ........................................................         4,378         4,656
       Short-term borrowings ...........................................            48            70
       Long-term obligations ...........................................           517            76
                                                                             ---------      --------
             Total interest expense ....................................         4,943         4,802
                                                                             ---------      --------
                     Net interest income ...............................         5,284         5,291
      Provision for loan losses ........................................            60            60
                                                                             ---------      --------
                     Net interest income after provision for loan losses         5,224         5,231

Noninterest income:
     Service charges on deposit accounts ...............................           807           762
     Other service charges and fees ....................................           297           246
     Insurance commissions .............................................            18            19
     Gain (loss) on sale of loans ......................................           (61)            1
     Investment securities gains, net ..................................             1         1,788
     Other .............................................................            76           117
                                                                             ---------      --------
           Total noninterest income ....................................         1,138         2,933

Noninterest expense:
      Personnel ........................................................         2,733         2,285
      Data processing ..................................................           492           432
      Intangibles amortization .........................................           610           384
      Occupancy ........................................................           382           378
      Furniture and equipment ..........................................           358           332
      FDIC insurance assessment ........................................            29            37
      Other ............................................................           826           940
                                                                             ---------      --------
             Total noninterest expense .................................         5,430         4,788
                                                                             ---------      --------
Income before income taxes .............................................           932         3,376
Income taxes ...........................................................           240           809
                                                                             ---------      --------
                       Net income ......................................           692         2,567
                                                                             ---------      --------

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                  (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                          Three Months Ended March 31,
                                                                                1999           1998
                                                                             ---------      --------
(Dollars in thousands except share and per share data)
Other comprehensive income net of tax:
   Unrealized (losses) gains arising during period .....................        (2,069)          787
   Less: reclassification adjustment for gains included in net income ..          --           1,180
                                                                             ---------      --------
       Comprehensive (loss) income .....................................     $  (1,377)     $  2,174
                                                                             =========      ========
Per share information:
   Earnings per common share ...........................................     $    4.99      $  20.58
   Cash dividends declared on common shares ............................          0.38          0.38
   Weighted average common shares outstanding ..........................       119,250       119,918
                                                                             =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

(Dollars in thousands except per share data)
(Unaudited)
                                             Preferred Stock               Common  Stock                       Accumulated
                                  ------------------------------------  ----------------                          Other      Total
                                      Series B           Series C                                                Compre-    Share-
                                  ------------------  ----------------                                Retained   hensive    holders'
                                  Shares     Amount    Shares   Amount   Shares   Amount    Surplus   Earnings   Income     Equity
                                  ------     ------    ------   ------   ------   ------    -------   --------   ------     ------
Balance, December 31, 1997        405,645    $1,976    43,631    $578   119,918    $600     $10,000    $26,733   $15,097   $54,984

Net income                                                                                               2,567               2,567
Cash dividends:
  Common stock ($.38 per share)                                                                            (46)                (46)
  Preferred B ($.22 per  share)                                                                            (89)                (89)
  Preferred C ($.22 per  share)                                                                            (10)                (10)
Unrealized loss on securities
  available-for-sale, net of tax                                                                                    (393)     (393)
                                  -------    ------    ------    ----   -------    ----     -------    -------   -------   -------
Balance, March 31, 1998           405,645    $1,976    43,631    $578   119,918    $600     $10,000    $29,155   $14,704   $57,013
                                  =======    ======    ======    ====   =======    ====     =======    =======   =======   =======

Balance, December 31, 1998        398,653    $1,942    40,373    $562   119,266    $596     $10,000    $31,571   $11,362   $56,033
Net income                                                                                                 692                 692
Retirement of stock                                                         (80)                           (14)                (14)
Cash dividends:
  Common stock ($.38 per share)                                                                            (45)                (45)
  Preferred B ($.22 per share)                                                                             (88)                (88)
  Preferred C ($.22 per share)                                                                              (9)                 (9)
Unrealized loss on securities
  available-for-sale, net of tax                                                                                  (2,069)   (2,069)
                                  -------    ------    ------    ----   -------    ----     -------    -------   -------   -------
Balance, March 31, 1999           398,653    $1,942    40,373    $562   119,186    $596     $10,000    $32,107    $9,293   $54,500
                                  =======    ======    ======    ====   =======    ====     =======    =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                (Unaudited)
                                                                        Three months ended March 31,
(Thousands)                                                                  1999           1998
                                                                           ---------     --------
OPERATING ACTIVITIES:
Net income ...........................................................     $    692      $  2,567
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses ................................           60            60
            Gains on sales and issuer calls of securities ............           (1)       (1,788)
            Loss on sale and abandonment of premises and equipment ...            2             3
            Net accretion on discounts on investments ................          (20)          (19)
            Amortization of intangibles ..............................          610           384
            Depreciation .............................................          362           334
            Net increase in accrued interest receivable ..............         (297)         (574)
            Net decrease in accrued interest payable .................         (918)         (462)
            Net increase in other assets .............................          (70)          (25)
            Net increase (decrease) in other liabilities .............          256           (39)
                                                                           --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................          676           441
                                                                           --------      --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment
          securities available-for-sale ..............................        6,090        16,000
      Proceeds from maturities and issuer calls of investment
          securities held-to-maturity ................................       11,196         1,198
      Proceeds from sales of investment securities available-for-sale          --           1,975
      Purchases of investment securities held-to-maturity ............       (6,967)      (15,803)
      Purchases of investment securities available-for-sale ..........      (15,678)       (6,463)
      Net decrease (increase) in loans ...............................          620        (4,868)
      Purchases of fixed assets ......................................         (651)         (165)
                                                                           --------      --------

NET CASH USED BY INVESTING ACTIVITIES ................................       (5,390)       (8,126)
                                                                           --------      --------

FINANCING ACTIVITIES:
     Net decrease in demand and interest-bearing demand deposits .....       (9,631)       (1,954)
     Net increase in time deposits ...................................        2,106         4,603
     Payments of long-term obligations ...............................         --            (450)
     Net proceeds (repayments) of short-term borrowed funds ..........          294          (590)
     Cash dividends paid .............................................         (142)         (145)
     Purchase and retirement of stock ................................          (14)         --
                                                                           --------      --------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES .....................       (7,387)        1,464
                                                                           --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................     $(12,101)     $ (6,221)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR ...................       56,954        38,621
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD .......................     $ 44,853      $ 32,400
                                                                           ========      ========

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                                (Unaudited)
                                                                        Three months ended March 31,
(Thousands)                                                                  1999           1998
                                                                           ---------     --------
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest ........................................................     $  5,861      $  5,264
     Income taxes ....................................................     $    145      $    844
                                                                           ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities available-for-sale .....................     $ (3,135)     $   (597)
                                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 45 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1998, incorporated by reference in the 1998 Annual Report on Form 10-K.


Principles Of Consolidation

The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiaries, Southern and the Trust. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern. BancShares' financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.



Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Federal funds are purchased and sold for one day periods.


Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 2. Investment securities

                                                       March 31, 1999                                  December 31, 1998
                                                         (Unaudited)
                                        ---------------------------------------------   --------------------------------------------
(In thousands)                                       Gross       Gross      Estimated                  Gross      Gross    Estimated
                                        Amortized  Unrealized  Unrealized     Fair      Amortized  Unrealized   Unrealized    Fair
                                          Cost        Gains      Losses       Value        Cost       Gains       Losses      Value
                                        ---------  ----------  ----------  ----------   ----------  ---------- ----------  ---------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government               $68,061         197        (129)    $68,129      $72,070         360       ($41)    $72,389
         Obligations of states
             and political subdivisions   19,950         800          (1)     20,749       20,170         850                 21,020
         Corporate debenture                 100           1           -         101          100           2                    102
                                         -------      ------      -------   --------      -------      ------      -----     -------
                                          88,111         998        (130)     88,979       92,340       1,212        (41)     93,511
                                         =======      ======      =======   ========      =======      ======     ======     =======

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                75,006         212        (242)     74,976       71,046         369       (135)     71,280
         Marketable equity securities     10,747      13,575           -      24,322       10,747      16,867       (487)     27,127
         Obligations of states
            and political subdivisions    14,248         508           -      14,756        8,539         573         (1)      9,111
        Mortgage-backed securities         1,620          36          (9)      1,647        1,680          38         (9)      1,709
                                         -------     -------    --------    --------      -------      ------     ------    --------
                                         101,621      14,331        (251)    115,701       92,012      17,847       (632)    109,227
                                         =======     =======     ========   ========      =======      ======     ======    ========

Note 3.  LOANS

                                                        (Unuadited)
      (Dollars in thousands)                              March 31,    December 31,
                                                            1999           1998
                                                        ------------   ------------
    Commercial, financial and agricultural .........      $ 89,113      $ 86,980
    Real estate:
          Construction .............................         6,367         5,276
          Mortgage:
                One to four family residential .....       100,739       113,984
                Commercial .........................        63,821        62,446
                Equityline .........................        27,488        28,698
                Other ..............................        38,739        26,846
    Consumer .......................................        34,327        36,775
    Lease financing ................................         3,151         3,484
                                                          --------      --------
      Total loans ..................................      $363,745      $364,489
                                                          ========      ========
    Loans held for sale ............................      $  5,102      $  6,858
    Loans serviced for others ......................      $173,011      $163,455

Note 4.  ALLOWANCE FOR LOAN LOSSES

      (Dollars in thousands)                                       (Unaudited)
                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              1999            1998
                                                             ------         -------
    Balance at beginning of year                             $5,962         $5,971
      Provision for loan losses                                  60             60
      Loans charged off                                        (186)           (41)
      Loan recoveries                                            62             26
                                                             ------         ------
    Balance at end of the period                             $5,898         $6,016
                                                             ======         ======

Note 5. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 1999 or 1998, the computation of basic and diluted earnings per share is the same.

Note 5. EARNINGS PER COMMON SHARE

                                                             (Unaudited)
      (Dollars in thousands)                         Three Months Ended March 31,
                                                     ----------------------------
                                                       1999               1998
                                                     ---------        ---------
Net income ...................................       $     692        $   2,567
  Less: Preferred dividends ..................             (97)             (99)
                                                     ---------        ---------
Net income applicable to common shares .......       $     595        $   2,468
                                                     =========        =========

Weighted average common shares
  outstanding during the period ..............         119,250          119,918
                                                     =========        =========

Note 6. Acquisitions

During the third quarter of 1999, subject to regulatory approval, Southern plans to acquire the Ahoskie branch office of First-Citizens Bank & Trust Company ("FCB"), a related party. In connection with that transaction, Southern expects to assume total deposit liabilities of approximately $16.0 million, to purchase approximately $8.0 million of loans and to record approximately $1.4 million in intangible assets.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 1999 VS. FIRST THREE MONTHS OF 1998


INTRODUCTION

In the first three months of 1999, the net income of BancShares decreased $1.9 million from $2.6 million in the first three months of 1998 to $692,000 in the first three months of 1999, a decrease of 73.04%. This decrease resulted primarily from the 1998 sale of available-for-sale securities, resulting in a realized gain before tax of $1.8 million. One branch acquisition each in May 1998, October 1998 and December 1998 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the three months ended March 31, 1999.

Per share net income available to common shares for the first three months of 1999 was $4.99, a decrease of $15.59, or 75.75%, from $20.58 in 1998. The return on average equity decreased to 4.96%, for the period ended March 31, 1999, from 17.95% for the period ended March 31, 1998 and the return on average assets decreased to 0.43%, for the period ended March 31, 1999, from 1.72% for the period ended March 31, 1998.

At March 31, 1999, BancShares' assets totaled $638.9 million, a decrease of $10.5 million, or 1.62%, from the $649.4 million reported at December 31, 1998. During this three month period, loans decreased $744,000, or 0.20%, from $364.5 million to $363.7 million. During the three months ended March 31, 1999 investment securities increased $2.2 million, or 1.11% from $201.6 million at December 31, 1998 to $203.8 million at March 31, 1999. Total deposits decreased $7.5 million, or 1.35% from $556.8 million at December 31, 1998 to $549.2 million at March 31, 1999. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern .


ACQUISITIONS

In May 1998, Southern acquired $16.7 million of the loans and $18.0 million of the deposits of Enfield Savings Bank ("ESB"). Southern simultaneously sold $3,000 of the ESB loans and $2.4 million of the ESB deposits to FCB. Southern recorded net intangible assets of $363,000 for the ESB acquisition.

In October 1998, Southern acquired $226,000 of the loans and $5.3 million of the deposits of the Gates office of FCB. Southern recorded intangible assets of $186,000 for the Gates acquisition.

In December 1998, Southern acquired $76,000 of the loans and $16.4 million of the deposits of the Red Springs office of First Union National Bank. Southern recorded intangible assets of $1.7 million for the Red Springs acquisition.

These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to the purchases are not included in the consolidated financial statements. The proforma impact of the acquisitions and dispositions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements.

Southern had no acquisitions in the three months ended March 31, 1999. The comparisons of the three months ended March 31, 1999 to the three months ended March 31, 1998 are accordingly impacted by the above transactions.

INTEREST INCOME

Interest and fees on loans decreased $93,000, or 1.23%, from $7.5 million for the three months ended March 31, 1998 to $7.4 million for the three months ended March 31, 1999. This decrease was due to lower overall interest rates . Average loans for the three months ended March 31, 1999 were $363.5 million, an increase of 3.24% from $352.1 million for the prior year three month period. The yield on the loan portfolio was 8.56% in the three months ended March 31, 1998 and 8.19% in the three months ended March 31, 1999.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $134,000 or 5.64%, from $2.4 million in the three months ended March 31, 1998 to $2.5 million in the three months ended March 31, 1999. This increase was due to an increase in the volume of average investment securities for the three months ended March 31, 1999 to $190.3 million as compared to $160.8 million for the same 1998 period. The yield on investment securities was 5.91% for the three-month period ended March 31, 1998 and 5.35% for the three-month period ended March 31, 1999.

Interest income on federal funds sold increased $93,000 or 50.54%, from $184,000 for the three months ended March 31, 1998 to $277,000 for the three months ended March 31, 1999. This increase in income resulted primarily from an increase in the average federal funds sold to $23.3 million for the three months ended March 31, 1999 from an average of $13.7 million for the three months ended March 31, 1998. Average federal funds sold yields were 4.76% for the three months ended March 31, 1999 down from 5.37% for the three months ended March 31, 1998.

Total interest income increased $134,000 or 1.33%, from $10.1 million for the three months ended March 31, 1998 to $10.2 million for the three months ended March 31, 1999. This increase was primarily the result of volume increases that more than offset a 47 basis point decrease in average earning asset yields.

Average earning asset yields for the three months ended March 31, 1999 decreased to 7.12% from the 7.59% yield on average earning assets for the three months ended March 31, 1998. Average earning assets increased from $531.8 million in the three months ended March 31, 1998 to $577.1 million in the period ended March 31, 1999. This $45.3 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $141,000 or 2.94%, from $4.8 million in the three months ended March 31, 1998 to $4.9 million for the three months ended March 31, 1999. The principal reason for this increase was the increase in long-term obligations interest related to the $23.0 million of 8.25% Capital Securities issued by the Trust in June, 1998. BancShares recorded $517,000 of interest expense in the three months ended March 31, 1999 related to the capital securities. BancShares' total cost of funds decreased from 4.14% for the three months ended March 31, 1998 to 3.96% for the three months ended March 31, 1999. Average interest-bearing deposits were $474.9 million in the three months ended March 31, 1999, an increase of $21.8 million from the $453.1 million average in the three months ending March 31, 1998. The increase in interest-bearing liabilities was primarily the result of the afore mentioned acquisitions and capital securities discussed above.

NET INTEREST INCOME

Net interest income was $5.3 million for both the three months ended March 31, 1998 and the three months ended March 31, 1999.

The interest rate spread for the three months ended March 31, 1999 was 3.15%, a decrease of 30 basis points from the 3.45% interest rate spread for the three months ended March 31, 1998.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended March 31, 1999 management recorded $60,000 as provision for loan losses. Management also made a $60,000 addition to the provision for loan losses for the three months ended March 31, 1998.

During the first three months of 1999 management charged-off loans totaling $186,000 and received recoveries of $62,000, resulting in net charge-offs of $124,000. During the same period in 1998, $41,000 in loans were charged-off and recoveries of $26,000 were received, resulting in net charge-offs of $15,000. The following table presents comparative Asset Quality ratios of BancShares:

                                                        (Unaudited)
                                                         March 31,     December 31,
                                                            1999           1998
                                                         ---------     ------------
Ratio of annualized net loans charged off
          to average loans                                  0.14%          0.12%

Allowance for loan losses
           to loans                                         1.62%          1.64%

Non-performing loans
            to loans                                        0.75%          0.28%

Non-performing loans and assets
            to total assets                                 0.50%          0.17%

Allowance for loan losses
            to non-performing loans                       214.86%        588.00%

The ratio of annualized net charge-offs to average loans outstanding increased to 0.14% for the three months ended March 31, 1999 from 0.12% for the year ended December 31, 1998. The allowance for loan losses represented 1.62% of loans at March 31, 1999. The allowance for loan losses represented 1.64% of loans at December 31, 1998. Loans decreased $744,000, or 0.20% from $364.5 million at December 31, 1998 to $363.7 million at March 31, 1999.

The ratio of nonperforming loans to loans, increased from 0.28% at December 31, 1998 to 0.75% at March 31, 1999. Nonperforming loans and assets to total assets increased to 0.50% at March 31, 1999 from 0.17% at December 31, 1998. The allowance for loan losses to nonperforming loans represented 214.86% of nonperforming loans at March 31, 1999, a decrease from the 588.00% at December 31, 1998. The above performance declines resulted primarily from an increase in nonperforming loans to $2,745,000 at March 31, 1999 from $971,000 at December 31, 1998. The nonperforming loans at March 31, 1999 included $832,000 of nonaccrual loans, $1,913,000 of accruing loans 90 days or more past due and no restructured loans. BancShares had $454,000 of assets classified as other real estate at March 31, 1999. BancShares had $84,000 of assets classified as other real estate at December 31, 1998.

Management considers the March 31, 1999 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 1999 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were approximately $832,000 at March 31, 1999 and $166,000 at December 31, 1998.

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


NONINTEREST INCOME

During the three months ended March 31, 1998, BancShares realized securities gains of $1.8 million arising from the sale of available-for-sale securities. The decrease of such gains during the quarter ended March 31, 1999 was the primary reason for the decrease in noninterest income.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $642,000 or 13.41%, from $4.8 million in the three months ended March 31, 1998 to $5.4 million in the three months ended March 31, 1999.

This increase was primarily due to an increase in personnel expense of $448,000, or 19.61%, from $2.3 million at March 31, 1998 to $2.7 million at March 31, 1999 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions in May 1998, October 1998 and December 1998 discussed above.

INCOME TAXES

In the three months ended March 31, 1999, BancShares had income tax expense of $240,000, a decrease of $569,000 from $809,000 in the prior year period. The majority of this decrease is due to the 1998 securities gain discussed above. The resulting effective tax rate for the three months ended March 31, 1999 was 25.75%. The effective tax rate for the three months ended March 31, 1998 was 23.96%. The effective tax rate in 1999 of 25.75% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.


SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

In June 1998, the Trust issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares are eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. Capital Securities of $13.1 million are included in Tier I capital for Southern's regulatory capital adequacy requirements.

In June 1998, BancShares paid off the remaining balance of a long-term obligation, $4.3 million, and contributed an additional $12.0 million in capital to Southern which also improved each of Southern's capital ratios.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 1999 was 8.22%. At December 31, 1998, Southern's leverage capital ratio was 8.44%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 1999, Southern's Total RBC ratio was 17.17%. At December 31, 1998 the RBC ratio was 17.10%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $9.3 million at March 31, 1999, and $11.4 million at December 31, 1998. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                             (Unaudited)
                                               March 31,              December 31,
                                                 1999                     1998
                                              ---------                ----------
      (Dollars in thousands)
Risk-based capital:
Tier 1 capital ................               $  50,259                $ 49,198
Total capital .................                  54,339                  53,234
Risk-adjusted assets ..........                 316,403                 311,341
Average tangible assets .......                 611,531                 582,955

Tier 1 capital ratio (1).......                   15.88%                  15.80%
Total capital ratio (1) .......                   17.17%                  17.10%
Leverage capital ratio (1) ....                    8.22%                   8.44%

--------------
(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.


At March 31, 1999 and December 31, 1998, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 34.35% at March 31, 1999 and 30.78% at December 31, 1998.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 1999 and for the three months ended March 31, 1998. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 1999 jumbo time deposits represented 11.47% of total deposits. At December 31, 1998 jumbo time deposits represented 10.79% of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.


ACCOUNTING AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this statement on January 1, 2000 and does not anticipate any material effect on its consolidated financial statements.

In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement was effective for the first fiscal quarter beginning after December 15, 1998. BancShares adopted this statement effective January 1, 1999.

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

Awareness

Financial institution regulators recently have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of Senior Management and Directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on year 2000 issue.

These statements require financial institutions to, among other things, examine the year 2000 implications of their reliance on vendors and with respect to data exchange and the potential impact of the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties. Southern has addressed, or is in the process of addressing, each of these areas as discussed below.

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

Remediation and Testing Phase

With respect to IT Systems, this phase contemplates the implementation of modifications, upgrades or system replacements determined to be necessary to achieve year 2000 compliance and the testing of modified or upgraded systems to determine their functionality and operating capability. As to Group A Systems and Group B Systems, FCB's outside consultant is responsible for coordinating necessary modifications, upgrades or replacements. This phase has been completed for all Group A and B Systems. As to Group C Systems, BancShares' staff is coordinating remediation (which, in most cases, entails the installation of upgrades provided by outside vendors) and testing. This phase has been completed for substantially all systems, with completion of this phase scheduled for the second quarter of 1999.

Validation Phase

The validation phase contemplates testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing on Group A Systems and Group B Systems is being conducted by FCB's outside consultant and is expected to be completed by June 30, 1999. BancShares' staff is conducting validation testing on Group C Systems which is expected to be substantially completed by June 30, 1999.

Implementation Phase

Under BancShares' plan, once new and modified systems that require testing have been tested for functionality, they are put into production. BancShares' target is to have substantially completed the validation and implementation phases for all systems by June 30, 1999.

Non-IT Systems, Third Party Service Providers and Loan Customers

Activities under BancShares' plan with respect to Non-IT Systems (including security systems, office equipment, etc.) primarily involve identifying potential year 2000 problems and insuring that outside vendors provide necessary upgrades or replacements. Each system has been assigned to an officer of BancShares whose responsibility it is to communicate with the vendor of that system and coordinate remediation. As needed, validation testing for Non-IT Systems is planned for the second quarter of 1999.

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

Costs

BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares has budgeted $200,000 for its separate year 2000 project expenses. Expenses actually incurred through March 31, 1999 were not material. BancShares does not expect significant increases in future data processing costs relating to year 2000 compliance.

Contingency Plans

During the assessment phase, BancShares began to identify a back-up or contingency plan for systems or non-IT assets which may be affected by year 2000. Virtually all of BancShares' systems are dependent upon third party vendors or service providers; therefore, contingency plans include selecting a new vendor or service provider and converting to their system. BancShares believes its most likely worst case scenario will be a failure by certain customers and vendors to achieve year 2000 readiness. For BancShares' most reasonably likely worst case sceniaro, contingency plans are already active. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, BancShares will convert to a new system. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. Preliminary contingency plans for system failures on or after January 1, 2000 have been developed. These plans will be refined when the validation and testing phases are complete.

Other matters

In March 1999, BancShares announced the planned acquisition, subject to regulatory approval, of the Ahoskie, North Carolina office of FCB containing approximately $16.0 million in deposits (see note 6of notes to consolidated financial statements). BancShares has received regulatory approval to open de novo branches in three new eastern North Carolina markets. These offices are planned to open in 2000.

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



                                          SOUTHERN BANCSHARES (N.C.), INC.
                                          /s/John C. Pegram, Jr.
Dated: May 10, 1999                       ----------------------
                                          John C. Pegram, Jr.,
                                          President and Chief Executive Officer


                                          /s/David A. Bean
Dated: May 10, 1999                       ----------------
                                          David A. Bean,
                                          Secretary, Treasurer and
                                          Chief Financial Officer