Form 10-Q
period 1999-06-30
SOUTHERN BANCSHARES NC INC
filed 1999-08-16
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999                  Commission File No. 0-10852

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

                                 119,186 shares

                                                                                                   (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                    June 30,        December 31,
CONSOLIDATED BALANCE SHEETS                                                                            1999              1998
                                                                                                    ---------         ---------
(Dollars in thousands except per share data)
ASSETS
Cash and due from banks                                                                              $ 25,724          $ 37,419
Federal funds sold                                                                                     10,050            19,535
Investment securities:
   Available-for-sale, at fair value (amortized cost $89,570 and $92,012, respectively)               103,470           109,227
   Held-to-maturity,  at amortized cost (fair value $93,508 and $93,511, respectively)                 93,230            92,340
Loans                                                                                                 379,668           364,489
Less allowance for loan losses                                                                         (5,745)           (5,962)
                                                                                                    ---------         ---------
Net loans                                                                                             373,923           358,527
Premises and equipment                                                                                 19,570            18,902
Intangible assets                                                                                       5,952             6,972
Accrued interest receivable                                                                             4,819             4,571
Other assets                                                                                            2,023             1,932
                                                                                                    ---------         ---------
              Total assets                                                                          $ 638,761         $ 649,425
                                                                                                    =========         =========

LIABILITIES
Deposits:
     Noninterest-bearing                                                                             $ 76,497          $ 77,550
     Interest-bearing                                                                                 470,263           479,202
                                                                                                    ---------         ---------
Total deposits                                                                                        546,760           556,752
Short-term borrowings                                                                                   6,931             5,124
Long-term obligations                                                                                  23,000            23,000
Accrued interest payable                                                                                3,833             4,505
Other liabilities                                                                                       3,056             4,011
                                                                                                    ---------         ---------
          Total liabilities                                                                           583,580           593,392
                                                                                                    ---------         ---------

                                                                                                  (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                    June 30,        December 31,
CONSOLIDATED BALANCE SHEETS  (continued)                                                               1999              1998
                                                                                                    ---------         ---------
(Dollars in thousands except per share data)

SHAREHOLDERS' EQUITY
Series B  non-cumulative   preferred   stock,  no  par  value;   408,728  shares
      authorized;  397,701  shares issued and  outstanding  at June 30, 1999 and
      398,653 shares issued and outstanding at December 31, 1998                                        1,937             1,942
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825
      shares  issued  and  outstanding  at  June  30,  1999   and  40,373  shares  issued  and
      outstanding at December 31, 1998                                                                    557               562
Common  stock,  $5  par  value;  158,485  shares authorized; 119,186 and 119,266 shares
       issued and outstanding at June 30, 1999 and December 31, 1998, respectively                        596               596
Surplus                                                                                                10,000            10,000
Retained earnings                                                                                      32,917            31,571
Accumulated other comprehensive income                                                                  9,174            11,362
                                                                                                    ---------         ---------
        Total shareholders' equity                                                                     55,181            56,033
                                                                                                    ---------         ---------

              Total liabilities and shareholders' equity                                            $ 638,761         $ 649,425
                                                                                                    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                  (Unaudited)                   (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                          Three Months Ended June 30,    Six  Months Ended June 30,
                                                                                 1999           1998           1999           1998
                                                                             ---------      ---------      ---------      ---------
(Dollars in thousands except share and per share data)
Interest income:
Loans                                                                        $   7,625      $   7,768      $  15,064      $  15,300
Investment securities:
    U. S. Government                                                             1,858          1,734          3,749          3,469
    State, county and municipal                                                    453            451            887            932
    Other                                                                          188            385            374            546
                                                                             ---------      ---------      ---------      ---------
            Total investment securities interest income                          2,499          2,570          5,010          4,947
Federal funds sold                                                                 153            163            430            347
                                                                             ---------      ---------      ---------      ---------
Total interest income                                                           10,277         10,501         20,504         20,594

Interest expense:
       Deposits                                                                  4,323          4,703          8,701          9,359
       Short-term borrowings                                                        49            395             97            471
       Long-term obligations                                                       518             71          1,035            141
                                                                             ---------      ---------      ---------      ---------
             Total interest expense                                              4,890          5,169          9,833          9,971
                                                                             ---------      ---------      ---------      ---------
                     Net interest income                                         5,387          5,332         10,671         10,623
      Provision for loan losses                                                     60             60            120            120
                                                                             ---------      ---------      ---------      ---------
                     Net interest income after provision for loan losses         5,327          5,272         10,551         10,503

Noninterest income:
     Service charges on deposit accounts                                           916            823          1,723          1,585
     Other service charges and fees                                                272            190            519            436
     Gain (loss) on sale of loans                                                 (149)            10           (189)            11
     Investment securities gains, net                                             --             --                1          1,788
     Other                                                                         200            143            294            279
                                                                             ---------      ---------      ---------      ---------
           Total noninterest income                                              1,239          1,166          2,348          4,099

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                  (Unaudited)                   (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME (continued)                              Three Months Ended June 30,    Six  Months Ended June 30,
                                                                                 1999           1998           1999           1998
                                                                             ---------      ---------      ---------      ---------
(Dollars in thousands except share and per share data)
Noninterest expense:
      Personnel                                                                  2,674          2,434          5,407          4,719
      Data processing                                                              469            466            961            898
      Intangibles amortization                                                     405            403            868            787
      Occupancy                                                                    397            372            779            750
      Furniture and equipment                                                      368            396            726            728
      Other                                                                      1,026            989          1,999          1,966
                                                                             ---------      ---------      ---------      ---------
             Total noninterest expense                                           5,339          5,060         10,740          9,848
                                                                             ---------      ---------      ---------      ---------
Income before income taxes                                                       1,227          1,378          2,159          4,754
Income taxes                                                                       270            451            510          1,260
                                                                             ---------      ---------      ---------      ---------
                       Net income                                                  957            927          1,649          3,494
                                                                             ---------      ---------      ---------      ---------
Other comprehensive income (loss) net of tax:
   Unrealized losses arising during period                                        (119)        (1,722)        (2,188)        (2,115)
   Less: reclassification adjustment for gains included in net income             --             --             --            1,180
                                                                             ---------      ---------      ---------      ---------
       Comprehensive (loss) income                                           $     838      $    (795)     $    (539)     $     199
                                                                             =========      =========      =========      =========
Per share information:
   Earnings per common share                                                 $    7.22      $    6.91      $   12.21      $   27.49
   Cash dividends declared on common shares                                       0.37           0.37           0.75           0.75
   Weighted average common shares outstanding                                  119,186        119,855        119,218        119,886
                                                                             =========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      (Unaudited)
                                                                                              Six months ended June 30,
(Thousands)                                                                                        1999          1998
                                                                                                --------      --------
OPERATING ACTIVITIES:
Net income                                                                                      $  1,649      $  3,494
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                                120           120
            Gains on sales and issuer calls of securities available-for-sale                          (1)       (1,788)
            Loss on sale and abandonment of premises and equipment                                     1            34
            Net accretion of discounts on investments                                                (42)          (39)
            Amortization of intangibles                                                            1,020           708
            Depreciation                                                                             731           673
            Net increase in accrued interest receivable                                             (248)         (425)
            Net (decrease) increase in accrued interest payable                                     (672)          136
            Net increase in other assets                                                             (91)         (478)
            Net increase (decrease) in other liabilities                                             503           104
                                                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          2,970         2,539
                                                                                                --------      --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale       17,111        23,360
      Proceeds from maturities and issuer calls of investment securities held-to-maturity         22,798         3,906
      Proceeds from sales of investment securities available-for-sale                               --           1,976
      Purchases of investment securities held-to-maturity                                        (23,645)      (16,064)
      Purchases of investment securities available-for-sale                                      (15,000)      (10,433)
      Net increase in loans                                                                      (15,516)       (8,929)
      Proceeds from net cash paid for bank and branches acquired                                    --          (6,070)
      Purchases of premises and equipment                                                         (1,400)         (303)
                                                                                                --------      --------

NET CASH USED BY INVESTING ACTIVITIES                                                             15,652       (12,557)
                                                                                                --------      --------

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                                                                      (Unaudited)
                                                                                              Six months ended June 30,
(Thousands)                                                                                        1999          1998
                                                                                                --------      --------
FINANCING ACTIVITIES:
     Net decrease in demand and interest-bearing demand deposits                                  (8,706)       (3,985)
     Net decrease in time deposits                                                                (1,286)          (98)
     Proceeds from issuance of long-term obligations                                                --          23,000
     Payments on long-term obligations                                                              --          (4,750)
     Net proceeds of short-term borrowed funds                                                     1,807           297
     Cash dividends paid                                                                            (282)         (289)
     Purchase and retirement of stock                                                                (31)          (25)
                                                                                                --------      --------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                  (8,498)       14,150
                                                                                                --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            $(21,180)     $  4,132
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                56,954        38,621
                                                                                                --------      --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                  $ 35,774      $ 42,753
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                   $ 10,505      $  9,835
     Income taxes                                                                               $    247      $  1,335
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities available-for-sale, net of taxes                                  $ (2,188)     $ (2,115)
                                                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

(Dollars in thousands except per share data)
(Unaudited)
                                                         Preferred Stock                   Common  Stock
                                         -------------------------------------------  --------------------
                                                 Series B              Series C
                                         ----------------------  -------------------
                                            Shares      Amount     Shares    Amount     Shares     Amount
                                           -------      ------     ------      ----     -------    ------
Balance, December 31, 1997                 405,645      $1,976     43,631      $578     119,918      $600

Net income
Retirement of stock                           (360)         (2)                            (122)       (1)
Cash dividends:
  Common stock ($.75 per share)
  Preferred   B   ($.44   per   share)
  Preferred   C    ($.44  per   share)
Unrealized loss on securities
  available-for-sale, net of tax
                                           -------      ------     ------      ----     -------      ----
Balance, June 30, 1998                     405,285      $1,974     43,631      $578     119,796      $599
                                           =======      =====      ======      ====     =======      ====

Balance, December 31, 1998                 398,653      $1,942     40,373      $562     119,266      $596
Net income
Retirement of stock                           (952)         (5)      (548)       (5)        (80)
Cash dividends:
  Common stock ($.75 per share)
  Preferred   B   ($.44   per   share)
  Preferred   C    ($.44  per   share)
Unrealized loss on securities
  available-for-sale, net of tax
                                           -------      ------     ------      ----     -------      ----
Balance, June 30, 1999                     397,701      $1,937     39,825      $557     119,186      $596
                                           =======      =====      ======      ====     =======      ====

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (continued)

(Dollars in thousands except per share data)
(Unaudited)



                                                                      Accumulated
                                                                        Other
                                                                        Compre-             Total
                                                       Retained         hensive         Shareholders'
                                           Surplus     Earnings         Income              Equity
                                           -------      -------        -------             -------
Balance, December 31, 1997                 $10,000      $26,733        $15,097             $54,984

Net income                                                3,494                              3,494
Retirement of stock                                         (22)                               (25)
Cash dividends:
  Common stock ($.75 per share)                             (91)                               (91)
  Preferred   B   ($.44   per   share)                     (179)                              (179)
  Preferred   C    ($.44  per   share)                      (19)                               (19)
Unrealized loss on securities
  available-for-sale, net of tax                                        (2,115)             (2,115)
                                         ----------   ----------  ------------   -----------------
Balance, June 30, 1998                     $10,000      $29,916        $12,982             $56,049
                                         ==========   ==========  =============  ==================

Balance, December 31, 1998                 $10,000      $31,571        $11,362             $56,033
Net income                                                1,649                              1,649
Retirement of stock                                         (21)                               (31)
Cash dividends:
  Common stock ($.75 per share)                             (89)                               (89)
  Preferred   B   ($.44   per   share)                     (175)                              (175)
  Preferred   C    ($.44  per   share)                      (18)                               (18)
Unrealized loss on securities
  available-for-sale, net of tax                                        (2,188)             (2,188)
                                         ----------   ----------  ------------   -----------------
Balance, June 30, 1999                     $10,000      $32,917         $9,174             $55,181
                                         ==========   ==========  =============  ==================

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

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1998, incorporated by reference in the 1998 Annual Report on Form 10-K.

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

Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Federal funds are purchased and sold for one day periods.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 2. Investment securities                           June 30, 1999
                                       -------------------------------------------------
(In thousands, unaudited)                            Gross         Gross      Estimated
                                       Amortized   Unrealized    Unrealized      Fair
                                         Cost        Gains         Losses        Value
                                        -------     -------      ---------      --------
SECURITIES HELD-TO-MATURITY:
     U.  S. Government                  $74,050          80           (330)     $ 73,800
     Obligations of states
         and political subdivisions      19,080         546            (19)       19,607
     Corporate debenture                    100           1           --             101
                                        -------     -------      ---------      --------
                                        $93,230         627           (349)     $ 93,508
                                        =======     =======      =========      ========

SECURITIES AVAILABLE-FOR-SALE:
     U.  S. Government                  $68,980          72           (443)     $ 68,609
     Marketable equity securities        10,747      14,018           --          24,765
     Obligations of states
        and political subdivisions        8,343         258             (1)        8,600
    Mortgage-backed securities            1,500          27            (31)        1,496
                                        -------     -------      ---------      --------
                                        $89,570      14,375           (475)     $103,470
                                        =======     =======      =========      ========

                                                       December 31, 1998
                                       -------------------------------------------------
(In thousands, unaudited)                            Gross         Gross       Estimated
                                       Amortized   Unrealized    Unrealized       Fair
                                         Cost        Gains         Losses         Value
                                        -------     -------      ---------      --------
SECURITIES HELD-TO-MATURITY:
     U.  S. Government                  $72,070         360            (41)     $ 72,389
     Obligations of states
         and political subdivisions      20,170         850             --        21,020
     Corporate debenture                    100           2             --           102
                                        -------     -------      ---------      --------
                                        $92,340       1,212            (41)     $ 93,511
                                        =======     =======      =========      ========

SECURITIES AVAILABLE-FOR-SALE:
     U.  S. Government                  $71,046         369           (135)     $ 71,280
     Marketable equity securities        10,747      16,867           (487)       27,127
     Obligations of states
        and political subdivisions        8,539         573             (1)        9,111
    Mortgage-backed securities            1,680          38             (9)        1,709
                                        -------     -------      ---------      --------
                                        $92,012      17,847           (632)     $109,227
                                        =======     =======      =========      ========

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 3.  LOANS  (unaudited)
      (Dollars in thousands,                             June 30,    December 31,
                                                            1999          1998
                                                         --------       --------
Commercial, financial and agricultural                   $ 96,198       $ 86,980
Real estate:
      Construction                                         10,573          5,276
      Mortgage:
            One to four family residential                107,416        113,984
            Commercial                                     65,563         62,446
            Equityline                                     29,023         28,698
            Other                                          31,396         26,846
Consumer                                                   35,792         36,775
Lease financing                                             3,707          3,484
                                                         --------       --------
  Total loans                                            $379,668       $364,489
                                                         ========       ========
Loans held for sale, included above                      $  2,610       $  6,858
Loans serviced for others, not included above            $180,258       $163,455

Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                                  (Unaudited)
                                                       Six Months Ended June 30,
                                                      --------------------------
                                                        1999               1998
                                                      --------          --------
Balance at beginning of year                           $ 5,962          $ 5,971
  Allowance from bank acquisition                         --                269
  Provision for loan losses                                120              120
  Loans charged off                                       (423)            (119)
  Loan recoveries                                           86               52
                                                       -------          -------
Balance at end of the period                           $ 5,745          $ 6,293
                                                       =======          =======

Note 5. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 1999 or 1998, the computation of basic and diluted earnings per share is the same. The following table presents the components of the earnings per share computations:

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 5. EARNINGS PER COMMON SHARE                (Unaudited)                    (Unaudited)
      (Dollars in thousands)              Three Months Ended June 30,    Six Months Ended June 30,
                                          ---------------------------    -------------------------
                                              1999           1998           1999           1998
                                           ---------      ----------     ----------     ----------
Net income                                 $     957      $     927      $   1,649      $   3,494
  Less: Preferred dividends                      (96)           (99)          (193)          (198)
                                           ---------      ---------      ---------      ---------
Net income applicable to common shares     $     861      $     828      $   1,456      $   3,296
                                           =========      =========      =========      =========

Weighted average common shares
  outstanding during the period              119,186        119,855        119,218        119,886
                                           =========      =========      =========      =========

Note 6. Acquisitions

During the third quarter of 1999 Southern plans to acquire the Ahoskie branch office of First-Citizens Bank & Trust Company ("FCB"), a related party. In connection with that transaction, Southern expects to assume total deposit liabilities of approximately $16.0 million, to purchase approximately $8.0 million of loans and to record approximately $1.4 million in intangible assets.

Southern  has  historically  amortized  acquired  intangibles,   such  as  those
indicated above for the Ahoskie acquisition, utilizing an accelerated basis over a ten year period.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998


INTRODUCTION

In the first six months of 1999, the net income of BancShares decreased approximately $1.8 million from $3.5 million in the first six months of 1998 to $1.6 million in the first six months of 1999, a decrease of 111.89%. This decrease resulted primarily from the 1998 sale of available-for-sale securities, which resulted in a realized gain before tax of $1.8 million. One branch acquisition each in May 1998, October 1998 and December 1998 resulted in increased personnel expense and other related operating expenses for the six months ended June 30, 1999.

Earnings per common share for the first six months of 1999 was $12.21, a decrease of $15.28, or 55.58%, from $27.49 for the first six months of 1998. The annualized return on average equity decreased to 5.95%, for the period ended June 30, 1999, from 16.58% for the period ended June 30, 1998 and the return on average assets decreased to 0.51%, for the period ended June 30, 1999, from 1.36% for the period ended June 30, 1998.

At June 30, 1999, BancShares' assets totaled $638.8 million, a decrease of $10.7 million, or 1.64%, from the $649.4 million reported at December 31, 1998. During this six month period, cash and due from banks decreased $11.7 million, or 45.52% from $37.4 million to $25.7 million. During this six month period, federal funds sold decreased $9.5 million, or 94.38% from $19.5 million to $10.1 million. During this six month period, loans increased $15.2 million, or 4.16%, from $364.5 million to $379.7 million. During the six months ended June 30, 1999 investment securities decreased $4.9 million, or 2.41% from $201.6 million at December 31, 1998 to $196.7 million at June 30, 1999. Total deposits decreased $10.0 million, or 1.79% from $556.8 million at December 31, 1998 to $546.8 million at June 30, 1999. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern .


ACQUISITIONS

In May 1998, Southern acquired $16.7 million of the loans and $18.0 million of the deposits of Enfield Savings Bank ("ESB"). Southern simultaneously sold $3,000 of the ESB loans and $2.4 million of the ESB deposits to FCB. Southern recorded intangible assets of $363,000 for the ESB acquisition.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998

The comparisons of the six months ended June 30, 1999 to the six months ended June 30, 1998 are accordingly impacted by the above transactions. Southern had no acquisitions in the six months ended June 30, 1999.


INTEREST INCOME

Interest and fees on loans decreased $236,000, or 1.54%, from $15.3 million for the six months ended June 30, 1998 to $15.1 million for the six months ended June 30, 1999. This decrease was principally due to overall lower loan portfolio yields. Average loans for the six months ended June 30, 1999 were $372.6 million, an increase of 3.10% from $361.4 million for the prior year period. This increase in average loans was principally the result of the 1998 acquisitions discussed above. The yield on the loan portfolio was 8.46% in the six months ended June 30, 1998 and 8.06% in the six months ended June 30, 1999.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $63,000 or 1.27%, from $4.9 million in the six months ended June 30, 1998 to $5.0 million in the six months ended June 30, 1999. This increase was due to an increase in the volume of average investment securities for the six months ended June 30, 1999 to $197.6 million as compared to $159.8 million for the same 1998 period that more than offset an overall decrease in portfolio yields. This increase in volume principally resulted from the acquisitions discussed above. The yield on investment securities was 5.94% for the six-month period ended June 30, 1998 and 5.26% for the six-month period ended June 30, 1999.

Interest income on federal funds sold increased $83,000, or 23.92%, from $347,000 for the six months ended June 30, 1998 to $430,000 for the six months ended June 30, 1999. This increase in income resulted primarily from an increase in the average federal funds sold to $18.1 million for the six months ended June 30, 1999 from an average of $12.9 million for the six months ended June 30, 1998 that more than offset a decrease in the yield on federal funds. The increase in federal funds resulted primarily from the acquisitions discussed above. Average federal funds sold yields were 4.73% for the six months ended June 30, 1999, down from 5.43% for the six months ended June 30, 1998.

Total interest income decreased $90,000 or 0.44%, from $20.6 million for the six months ended June 30, 1998 to $20.5 million for the six months ended June 30, 1999. This decrease was primarily the result of a 59 basis point decrease in average earning asset yields that more than offset an increase in average earning assets.

Average earning asset yields for the six months ended June 30, 1999 decreased to 7.04% from the 7.63% yield on average earning assets for the six months ended June 30, 1998. Average earning assets increased from $534.1 million in the six months ended June 30, 1998 to $583.3 million in the six months ended June 30, 1999. This $49.2 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998


INTEREST EXPENSE

Total interest expense decreased $138,000, or 1.38%, from $10.0 million in the six months ended June 30, 1998 to $9.8 million for the six months ended June 30, 1999. The principal reason for this decrease was the decrease in the cost of deposits and the cost of short-term borrowings that more than offset the increase in long-term obligations interest related to the $23.0 million of 8.25% Capital Securities issued by the Trust in June, 1998. BancShares recorded $1.0 million of interest expense in the six months ended June 30, 1999 related to the capital securities compared to $141,000 in the six months ended June 30, 1998. BancShares' total cost of funds decreased from 4.18% for the six months ended June 30, 1998 to 3.92% for the six months ended June 30, 1999. Average interest-bearing deposits were $474.4 million in the six months ended June 30, 1999, an increase of $20.9 million from the $453.5 million average in the six months ending June 30, 1998. The increase in interest-bearing deposits was primarily the result of the aforementioned October 1998 and December 1998 acquisitions .


NET INTEREST INCOME

Net interest income was $10.6 million for the six months ended June 30, 1999 and $10.5 million for the six months ended June 30, 1998.

The interest rate spread for the six months ended June 30, 1999 was 3.11%, a decrease of 34 basis points from the 3.45% interest rate spread for the six months ended June 30, 1998.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the six months ended June 30, 1999 management recorded $120,000 as provision for loan losses. Management also made a $120,000 addition to the provision for loan losses for the six months ended June 30, 1998.

Due to an increase in non-performing loans during the first six months of 1999 management charged-off loans totaling $423,000 and received recoveries of $87,000, resulting in net charge-offs of $336,000. During the same period in 1998, $119,000 in loans were charged-off and recoveries of $52,000 were received, resulting in net charge-offs of $67,000. For the six months ended June 30, 1999 $120,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly decreased $217,000 from December 31, 1998. The following table presents comparative Asset Quality ratios of BancShares:

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998

                                                                   (Unaudited)
                                                             June 30,     December 31,
                                                               1999            1998
                                                               ----           -----
Ratio of annualized net loans charged off
          to average loans                                     0.18%          0.12%

Allowance for loan losses
           to loans                                            1.51%          1.64%

Non-performing loans
            to loans                                           0.43%          0.28%

Non-performing loans and assets
            to total assets                                    0.30%          0.17%

Allowance for loan losses
            to non-performing loans                          350.95%        588.00%


The ratio of annualized net charge-offs to average loans outstanding increased to 0.18% for the six months ended June 30, 1999 from 0.12% for the year ended December 31, 1998. The allowance for loan losses represented 1.51% of loans at June 30, 1999. The allowance for loan losses represented 1.64% of loans at December 31, 1998. Loans increased $15.2 million, or 4.16% from $364.5 million at December 31, 1998 to $379.7 million at June 30, 1999.

The ratio of nonperforming loans to loans, increased from 0.28% at December 31, 1998 to 0.43% at June 30, 1999. Nonperforming loans and assets to total assets increased to 0.30% at June 30, 1999 from 0.17% at December 31, 1998. The allowance for loan losses to nonperforming loans represented 350.95% of nonperforming loans at June 30, 1999, a decrease from the 588.00% at December 31, 1998. The above performance declines resulted primarily from an increase in nonperforming loans to $1.7 million at June 30, 1999 from $971,000 at December 31, 1998. The nonperforming loans at June 30, 1999 included $298,000 of nonaccrual loans, $1.3 million of accruing loans 90 days or more past due and $43,000 of restructured loans. BancShares had $305,000 of assets classified as other real estate at June 30, 1999. BancShares had $84,000 of assets classified as other real estate at December 31, 1998.

Management considers the June 30, 1999 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 1999 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. The majority of the loans charged-off in the six months ended June 30, 1999 were not representative of BancShare's overall loan portfolio.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern's allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize adjustments to the allowances based on the examiners' judgments about information available to them at the time of their examinations.


NONINTEREST INCOME

During the six months ended June 30, 1998, BancShares realized securities gains of $1.8 million arising from the sale of available-for-sale securities. The decrease of such gains during the six months ended June 30, 1999 was the primary reason for the decrease in noninterest income. Service charges on deposit accounts for the six months ended June 30, 1999 increased $138,000 and other service charges and fees for the six months ended June 30, 1999 increased $83,000 over the six months ended June 30, 1998 primarily as a result of the acquisitions discussed above. Loses on the sale of mortgage loans for the six months ended June 30, 1999 increased $200,000 over the six months ended June 30, 1998 primarily as a result of increasing mortgage interest rates in the six months ended June 30, 1999.


NONINTEREST EXPENSE

Noninterest expense increased $899,000 or 9.08%, from $9.9 million in the six months ended June 30, 1998 to $10.8 million in the six months ended June 30, 1999.

This increase was primarily due to an increase in personnel expense of $688,000, or 14.58%, from $4.7 million at June 30, 1998 to $5.4 million at June 30, 1999 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions in May 1998, October 1998 and December 1998 discussed above.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX
MONTHS ENDED 1999 VS. SIX MONTHS ENDED 1998


INCOME TAXES

In the six months ended June 30, 1999, BancShares had income tax expense of $510,000, a decrease of $750,000 from $1.3 million in the prior year period. The majority of this decrease is due to the effect of the 1998 securities gain discussed above. The resulting effective tax rate for the six months ended June 30, 1999 was 23.62%. The effective tax rate for the six months ended June 30, 1998 was 26.50%. The effective tax rate in 1999 of 23.62% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998


INTRODUCTION

In the second quarter of 1999, the net income of BancShares increased $30,000 from $927,000 in the second quarter of 1998 to $957,000 in the second quarter of 1999, an increase of 3.24%. One branch acquisition each in May 1998, October 1998 and December 1998 resulted in increased personnel expense and other related operating expenses for the quarter ended June 30, 1999.

Earnings per common share for the second quarter of 1999 was $7.22, an increase of $0.31, or 4.49%, from $6.91 in 1998.


ACQUISITIONS

Southern had no acquisitions in the quarter ended June 30, 1999. The comparisons of the three months ended June 30, 1999 to the three months ended June 30, 1998 are accordingly impacted by the 1998 acquisitions discussed above.


INTEREST INCOME

Interest and fees on loans decreased $143,000, or 1.84%, from $7.8 million for the quarter ended June 30, 1998 to $7.6 million for the quarter ended June 30, 1999. This decrease was due primarily to lower overall 1999 interest rates that more than offset an increase in average loans. Average loans for the quarter ended June 30, 1999 were $375.0 million, an increase of 3.76% from $361.4 million for the prior year quarter. The yield on the loan portfolio was 8.54% for the three months ended June 30, 1998 and 8.05% for the three months ended June 30, 1999.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $71,000, or 2.76%, from $2.6 million in the three months ended June 30, 1998 to $2.5 million in the three months ended June 30, 1999. This decrease was due primarily to lower overall interest rates that more than offset an increase in the average investment portfolio. The acquisitions discussed above resulted in increased average investment securities for the quarter ended June 30, 1999 to $193.9 million as compared to $158.4 million for the same 1998 quarter. The yield on investment securities was 5.89% for the quarter ended June 30, 1998 and 5.17% for the quarter ended June 30, 1999.

Interest income on federal funds sold decreased $10,000, or 6.13%, from $163,000 for the quarter ended June 30, 1998 to $153,000 for the quarter ended June 30, 1999. This decrease in income resulted primarily from a decrease in rates that more than offset an increase in volume resulting primarily from the acquisitions discussed above. The average federal funds sold was $12.9 million for the quarter ended June 30, 1999 compared to an average of $12.1 million for the quarter ended June 30, 1998. Average federal funds sold yields were 4.69% for the quarter ended June 30, 1999 down from 5.40% for the quarter ended June 30, 1998.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

Total interest income decreased $244,000, or 2.13%, from $10.5 million for the quarter ended June 30, 1998 to $10.3 million for the quarter ended June 30, 1999. This decrease was primarily the result of a 66 basis point decrease in average earning asset yields that more than offset an increase in the average earnings assets.

Average earning asset yields for the quarter ended June 30, 1999 decreased to 7.02% from the 7.68% yield on average earning assets for the quarter ended June 30, 1998. Average earning assets increased from $545.6 million in the quarter ended June 30, 1998 to $581.8 million in the quarter ended June 30, 1999. This $36.2 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense decreased $279,000 or 5.40%, from $5.2 million in the three months ended June 30, 1998 to $4.9 million for the second quarter ended June 30, 1999. The principal reason for this decrease was lower costs of deposits and short-term borrowings that more than offset the increase in long-term obligations interest related to the $23.0 million of 8.25% Capital Securities issued by the Trust in June, 1998. BancShares recorded $518,000 of interest expense in the three months ended June 30, 1999 related to the capital securities.


NET INTEREST INCOME

Net interest income was $5.4 million for the three months ended June 30, 1999 and $5.3 million for the three months ended June 30, 1998.

The interest rate spread for the quarter ended June 30, 1999 was 3.14%, a decrease of 37 basis points from the 3.51% interest rate spread for the quarter ended June 30, 1998.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the quarter ended June 30, 1999 management recorded $60,000 as provision for loan losses. Management also made a $60,000 addition to the provision for loan losses for the quarter ended June 30, 1998.

During the second quarter of 1999 management charged-off loans totaling $237,000 and received recoveries of $25,000, resulting in net charge-offs for the quarter ended June 30, 1999 of $212,000. During the same quarter in 1998, $78,000 in loans were charged-off and recoveries of $26,000 were received, resulting in net charge-offs of $52,000. The majority of the loans charged-off in the quarter ended June 30, 1999 were related to one former lending officer's failure to follow established lending policies and one customer relationship that is not representative of BancShare's overall loan portfolio.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998


NONINTEREST INCOME

During the three months ended June 30, 1999, BancShares' noninterest income increased $73,000 principally as a result of the acquisitions in May 1998, October 1998 and December 1998 discussed above. Service charges on deposit accounts for the three months ended June 30, 1999 increased $93,000 and other service charges and fees for the three months ended June 30, 1999 increased $82,000 over the three months ended June 30, 1998 primarily as a result of the acquisitions discussed above. Losses on the sale of mortgage loans for the three months ended June 30, 1999 increased $159,000 over the six months ended June 30, 1998 primarily as a result of increasing mortgage interest rates in the three months ended June 30, 1999.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $279,000 or 5.51%, from $5.3 million in the three months ended June 30, 1998 to $5.3 million in the three months ended June 30, 1999.

This increase was primarily due to an increase in personnel expense of $240,000, or 9.86%, from $2.4 million for the quarter ended June 30, 1998 to $2.7 million for the quarter ended June 30, 1999 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions in May 1998, October 1998 and December 1998 discussed above.


INCOME TAXES

In the three months ended June 30, 1999, BancShares had income tax expense of $270,000, a decrease of $181,000 from $451,000 in the prior year quarter. The majority of this decrease is due to a reduction in the estimated effective tax rate for the quarter ended June 30, 1999 to 22.00%. The estimated effective tax rate for the quarter ended June 30, 1998 was 32.73%. The effective tax rate for the quarter ended June 30, 1999 of 22.00% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.


SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the FDIC, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

In June 1998, the Trust issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares are eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations. Using the proceeds from the offering of the Capital
Securities discussed above in June 1998, BancShares paid off the remaining balance of a long-term obligation, $4.3 million, and contributed an additional $12.0 million in capital to Southern which improved each of Southern's capital ratios.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at June 30, 1999 was 8.50%. At December 31, 1998, Southern's leverage capital ratio was 8.44%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 1999, Southern's Total RBC ratio was 17.76%. At December 31, 1998 the RBC ratio was 17.10%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

Accumulated other comprehensive income was $9.2 million at June 30, 1999, and $11.4 million at December 31, 1998. Accumulated other comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, only 45% of accumulated other comprehensive income, consisting entirely of unrealized gains on marketable equity securities, is included in the calculation of the RBC and leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                  (Unaudited)
                                         June 30,       December 31,
                                           1999             1998
                                           ----             -----
(Dollars in thousands)
Risk-based capital:
   Tier 1 capital                      $  52,864         $ 49,198
   Total capital                          60,590           53,234
Risk-adjusted assets                     341,098          311,341
Average tangible assets                  621,997          582,955

Tier 1 capital ratio   (1)                 15.50%           15.80%
Total capital ratio    (1)                 17.76%           17.10%
Leverage capital ratio (1)                  8.50%            8.44%

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

At June 30, 1999 and December 31, 1998, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 32.10% at June 30, 1999 and 30.78% at December 31, 1998.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 1999 and for the six months ended June 30, 1998. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 1999 jumbo time deposits represented 11.24% of total deposits. At December 31, 1998 jumbo time deposits represented 10.79% of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.


ACCOUNTING AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statement 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this statement on January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement was effective for the first fiscal quarter beginning after December 15, 1998. BancShares adopted this statement effective January 1, 1999, resulting in no material impact.

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



Awareness

Financial institution regulators recently have focused on year 2000 compliance issues and have issued guidance concerning the responsibilities of Senior Management and Directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on the year 2000 issue.

These statements require financial institutions to, among other things, examine the year 2000 implications of their reliance on vendors, data exchange and the potential impact of the year 2000 issue on customers, suppliers and borrowers.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

These statements also require each federally regulated financial institution to survey its exposure, to measure its risk and to prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as Southern, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams. An institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties. BancShares has addressed each of these areas as discussed below.

Risks

Like most financial service providers, BancShares and its operations may be significantly affected by the year 2000 issue due to its dependence on information technology and date-sensitive data. Computer hardware and software and other equipment, both within and outside BancShares' direct control, and third parties with whom BancShares electronically or operationally interfaces (including without limitation its customers and third party vendors) may be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the date field information, such as interest, payments, due dates and other operating functions, could generate results which are significantly misstated. BancShares could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the year 2000 issue could adversely affect the viability of BancShares' suppliers, creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the year 2000 issue could result in a significant adverse impact on BancShares' operations, financial condition and results of operations.

State of Readiness

During  October  1997,  BancShares  developed  its plan to address the year 2000 issue. A substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB. FCB also provides similar services to several other financial institutions. Accordingly, BancShares' plan for addressing the year 2000 issue divides information technology systems ("IT Systems") into groups which include (i) FCB's mainframe systems used for processing BancShares' data ("Group A Systems"), (ii) BancShares' non-mainframe systems which are supported by FCB ("Group B Systems"), and (iii) BancShares' separate non-mainframe systems ("Group C Systems"). BancShares' year 2000 plan also addresses non-information technology systems ("Non-IT Systems"). As to Group A Systems and Group B Systems, BancShares' year 2000 plan necessarily is designed to be implemented jointly with FCB. FCB has retained an outside consultant to plan and direct its year 2000 compliance efforts. BancShares participates in a committee made up of representatives of the consultant, FCB and each of the financial institutions for which FCB provides data processing services. This committee meets periodically to monitor the status of FCB's compliance efforts. Periodic progress reports are made to BancShares' Board of Directors.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

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

Remediation and Testing Phase

With respect to IT Systems, this phase contemplates the implementation of modifications, upgrades or system replacements determined to be necessary to achieve year 2000 compliance and the testing of modified or upgraded systems to determine their functionality and operating capability. As to Group A Systems and Group B Systems, FCB's outside consultant is responsible for coordinating necessary modifications, upgrades or replacements. This phase has been completed for all Group A and B Systems. As to Group C Systems, BancShares' staff coordinated remediation (which, in most cases, entailed the installation of upgrades provided by outside vendors) and testing, where necessary. This phase is also complete.

Validation Phase

The validation phase contemplates testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing on Group A Systems and Group B Systems is being conducted by FCB's outside consultant and is expected to be completed by September 30, 1999. BancShares' staff has completed validation testing on Group C Systems.

Implementation Phase

Under BancShares' plan, once new and modified systems that require testing have been tested for functionality, they are put into production. BancShares' plans to complete the implementation phases for all systems by September 30, 1999.

Non-IT Systems, Third Party Service Providers and Loan Customers

Activities under BancShares' plan with respect to Non-IT Systems (including security systems, office equipment, etc.) primarily involve identifying potential year 2000 problems and insuring that outside vendors provide necessary upgrades or replacements. Each system was assigned to an officer of BancShares whose responsibility was to communicate with the vendor of that system and coordinate remediation. This phase is complete.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SECOND
QUARTER OF 1999 VS. SECOND QUARTER OF 1998

During early 1998, BancShares identified those borrowing customers whose existing aggregate borrowings from BancShares met certain criteria based on aggregate credit exposure, loan collateral and whose businesses were of a nature that they could be adversely affected by the year 2000 issue. A meeting was held individually with each such borrowing customer to assess the customer's plan for, and progress toward, addressing the year 2000 issue. Follow-up meetings are being held with each customer whose assessment indicated a higher than typical level of risk. With respect to new and renewed loans, an assessment of year 2000 risk and steps being taken by the customer to address the year 2000 issue have been made a part of the credit approval process.

Costs

BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares initially estimated that approximately $200,000 would be expensed for its separate year 2000 project expenses but now expects final year 2000 expenses to be significantly less. The initial plan anticipated substantial outside consultant expenditures that were later determined to be unnecessary. Expenses actually incurred through June 30, 1999 were not material. BancShares does not expect significant increases in future data processing costs relating to year 2000 compliance.

Contingency Plans

During the assessment phase, BancShares began to identify a back-up or contingency plan for systems or non-IT assets which may be affected by year 2000. Virtually all of BancShares' systems are dependent upon third party vendors or service providers; therefore, contingency plans include selecting a new vendor or service provider and converting to their system. BancShares believes its most reasonably likely worst case scenario will be a failure by certain customers and vendors to achieve year 2000 readiness. For BancShares' most reasonably likely worst case sceniaro, contingency plans are already active. Contingency plans for system failures on or after January 1, 2000 have been accepted by the Bank's regulators. Validation testing of these contingency plans is currently in process.

Other matters

BancShares has received regulatory approval to purchase the Ahoskie, North Carolina office of FCB containing approximately $16.0 million in deposits (see note 6 of notes to consolidated financial statements). This purchase is planned for September 1999. BancShares has also received regulatory approval to open de novo branches in three new eastern North Carolina markets. These offices are planned to open in 2000. BancShares has filed an application with the FDIC to open a de novo full service office in Clinton, North Carolina. Subject to regulatory approval, the Clinton office is planned to open in the fourth quarter of 1999.

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



                                SOUTHERN BANCSHARES (N.C.), INC.

Dated: August 9, 1999           /s/John C. Pegram, Jr.
                                ----------------------
                                John C. Pegram, Jr.,
                                President and Chief Executive Officer



Dated: August 9, 1999           /s/David A. Bean
                                -----------------
                                David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer