Form 10-Q
period 1999-09-30
SOUTHERN BANCSHARES NC INC
filed 1999-11-15
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999             Commission File No. 0-10852

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter quarter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                  -----   -----


Indicate the number of shares outstanding of the Registrant's common stock as of the close of the quarter covered by this report.

                                 119,000 shares

                                                                                             (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                            September 30,       December 31,
CONSOLIDATED BALANCE SHEETS                                                                      1999                1998
                                                                                            ---------------  ------------------
                  (Dollars in thousands except per share data)
ASSETS
Cash and due from banks                                                                           $ 24,725            $ 37,419
Federal funds sold                                                                                  18,145              19,535
Investment securities:
   Available-for-sale, at fair value (amortized cost $96,175 and $92,012, respectively)            108,763             109,227
   Held-to-maturity,  at amortized cost (fair value $86,221 and $93,511, respectively)              85,993              92,340
Loans                                                                                              392,798             364,489
Less allowance for loan losses                                                                      (6,133)             (5,962)
                                                                                           ---------------  ------------------
Net loans                                                                                          386,665             358,527
Premises and equipment                                                                              20,099              18,902
Intangible assets                                                                                    6,904               6,972
Accrued interest receivable                                                                          5,689               4,571
Other assets                                                                                         1,632               1,932
                                                                                           ---------------  ------------------
              Total assets                                                                       $ 658,615           $ 649,425
                                                                                           ===============  ==================
LIABILITIES
Deposits:
     Noninterest-bearing                                                                          $ 81,602            $ 77,550
     Interest-bearing                                                                              485,127             479,202
                                                                                           ---------------  ------------------
Total deposits                                                                                     566,729             556,752
Short-term borrowings                                                                                7,160               5,124
Long-term obligations                                                                               23,000              23,000
Accrued interest payable                                                                             3,999               4,505
Other liabilities                                                                                    2,683               4,011
                                                                                           ---------------  ------------------
          Total liabilities                                                                        603,571             593,392
                                                                                           ---------------  ------------------

(continued)

                                                                                             (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                            September 30,       December 31,
CONSOLIDATED BALANCE SHEETS                                                                      1999                1998
                                                                                            ---------------  ------------------
                  (Dollars in thousands except per share data)
ASSETS
SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized;
      397,638  and  398,653 shares issued and outstanding at  September  30, 1999  and
      December 31, 1998, respectively                                                                1,937              1,942
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825 and  40,373  shares  issued  and outstanding at September 30, 1999 and December 31,
      1998, respectively                                                                               555                562
Common  stock,  $5  par  value;  158,485  shares authorized; 119,000 and 119,266 shares
       issued and outstanding at September 30, 1999 and December 31, 1998, respectively                595                596
Surplus                                                                                             10,000             10,000
Retained earnings                                                                                   33,649             31,571
Accumulated other comprehensive income                                                               8,308             11,362
                                                                                           ---------------    ----------------
        Total shareholders' equity                                                                  55,044             56,033
                                                                                           ---------------    ----------------

              Total liabilities and shareholders' equity                                         $ 658,615          $ 649,425
                                                                                           ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME                                                       (Unaudited)         (Unaudited)
                                                                                    Three Months Ended   Nine  Months Ended
                                                                                       September 30,        September 30,
                                                                                      1999      1998      1999        1998
                                                                                      ----      ----      ----        ----
(Dollars in thousands except share and per share data)
INTEREST INCOME:

Loans                                                                                $ 7,951   $ 7,956   $ 23,015   $ 23,256
Investment securities:
    U. S. Government                                                                   1,858     1,774      5,607      5,243
    State, county and municipal                                                          400       433      1,287      1,365
    Other                                                                                178        42        552        588
                                                                                     -------  --------  ---------   ---------
            Total investment securities interest income                                2,436     2,249      7,446      7,196
Federal funds sold                                                                       146       310        576        657
                                                                                     -------  --------  ---------   ---------
Total interest income                                                                 10,533    10,515     31,037     31,109

INTEREST EXPENSE:

       Deposits                                                                        4,352     4,688     13,053     14,047
       Short-term borrowings                                                              63        82        160        223
       Long-term obligations                                                             531       316      1,566        787
                                                                                     -------  --------  ---------   ---------
             Total interest expense                                                    4,946     5,086     14,779     15,057
                                                                                     -------  --------  ---------   ---------
                     NET INTEREST INCOME                                               5,587     5,429     16,258     16,052
      Provision for loan losses                                                          465        20        585        140
                                                                                     -------  --------  ---------   ---------
                     NET INTEREST INCOME AFTER PROVISION
                     FOR LOAN LOSSES                                                   5,122     5,409     15,673     15,912

NONINTEREST INCOME:

     Service charges on deposit accounts                                                 914       802      2,637      2,387
     Other service charges and fees                                                      296       302        815        693
     Gain (loss) on sale of loans                                                         52        38       (137)        68
     Investment securities gains, net                                                      -         -          1      1,788
     Other                                                                               218       250        512        608
                                                                                     -------  --------  ---------   ---------
           Total noninterest income                                                    1,480     1,392      3,828      5,544

(continued)

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME                                                       (Unaudited)         (Unaudited)
                                                                                    Three Months Ended   Nine  Months Ended
                                                                                       September 30,        September 30,
                                                                                      1999      1998      1999        1998
                                                                                      ----      ----      ----        ----
(Dollars in thousands except share and per share data)
NONINTEREST EXPENSE:

      Personnel                                                                        2,730     2,415         8,137      7,134
      Data processing                                                                    458       513         1,419      1,411
      Intangibles amortization                                                           389       375         1,257      1,162
      Occupancy                                                                          406       390         1,185      1,140
      Furniture and equipment                                                            494       375         1,220      1,103
      Other                                                                              924     1,050         2,923      3,069
                                                                                     -------  --------  ------------   --------
             Total noninterest expense                                                 5,401     5,118        16,141     15,019
                                                                                     -------  --------  ------------   --------
INCOME BEFORE INCOME TAXES                                                             1,201     1,683         3,360      6,437
Income taxes                                                                             290       470           800      1,730
                                                                                     -------  --------  ------------   --------
                       NET INCOME                                                        911     1,213         2,560      4,707
                                                                                     -------  --------  ------------   --------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
   Unrealized losses arising during period                                              (866)     (880)       (3,054)    (2,995)
   Less: reclassification adjustment for gains included in net income                      -         -             -      1,180
                                                                                     -------  --------  ------------   --------
       COMPREHENSIVE INCOME (LOSS)                                                      $ 45     $ 333        $ (494)     $ 532
                                                                                     =======  ========  ============   ========
PER SHARE INFORMATION:

   Earnings per common share                                                          $ 6.81    $ 9.27       $ 19.02    $ 36.76
   Cash dividends declared on common shares                                             0.38      0.38          1.13       1.13
   Weighted average common shares outstanding                                        119,172   119,794       119,203    119,855
                                                                                     =======  ========  ============   ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    (Unaudited)
                                                                                          Nine months ended September 30,
                                                                                               1999             1998
(Thousands)                                                                                -----------      -----------
OPERATING ACTIVITIES:
Net income                                                                                     $ 2,560          $ 4,707
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                              585              140
            Gains on sales and issuer calls of securities available-for-sale                        (1)          (1,788)
            Loss on sale and abandonment of premises and equipment                                  95               28
            Net accretion on discounts on investments                                              (54)             (53)
            Amortization of intangibles                                                          1,403            1,162
            Depreciation                                                                         1,105            1,029
            Net increase in accrued interest receivable                                         (1,118)          (1,485)
            Net (decrease) increase in accrued interest payable                                   (506)             399
            Net decrease (increase) in other assets                                                300           (1,279)
            Net decrease in other liabilities                                                   (1,331)            (130)
                                                                                           -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        3,038            2,730
                                                                                           -----------      -----------
INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale     26,188           25,625
      Proceeds from maturities and issuer calls of investment securities held-to-maturity       32,131            4,678
      Proceeds from sales of investment securities available-for-sale                               30            1,976
      Purchases of investment securities held-to-maturity                                      (31,537)         (21,804)
      Purchases of investment securities available-for-sale                                    (23,000)         (14,420)
      Net increase in loans                                                                    (19,512)          (1,477)
      Proceeds from net cash received (paid) for bank and branches acquired                      3,991           (6,050)
      Purchases of premises and equipment                                                       (2,096)          (1,194)
                                                                                           -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                                          (13,805)         (12,666)
                                                                                           -----------      -----------

(continued)

                                                                                                    (Unaudited)
                                                                                          Nine months ended September 30,
                                                                                               1999             1998
(Thousands)                                                                                -----------      -----------
FINANCING ACTIVITIES:
     Net (increase) decrease in demand and interest-bearing demand deposits                     (4,143)           1,500
     Net decrease in time deposits                                                                (715)          (2,778)
     Proceeds from issuance of long-term obligations                                                 -           23,000
     Payments on long-term obligations                                                               -           (4,750)
     Net proceeds of short-term borrowed funds                                                   2,036              391
     Cash dividends paid                                                                          (428)            (436)
     Purchase and retirement of stock                                                              (67)            (132)
                                                                                           -----------      -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                (3,317)          16,795
                                                                                           -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         $ (14,084)         $ 6,859
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                              56,954           38,621
                                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                $ 42,870         $ 45,480
                                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                 $ 15,285         $ 14,658
     Income taxes                                                                                $ 543         $  2,386
                                                                                           ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities available-for-sale, net of taxes                                $ (3,054)        $ (2,995)
                                                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(Dollars in thousands except per share data)

(Unaudited)

                                                     PREFERRED STOCK            COMMON  STOCK                   ACCUMULATED
                                       -------------------------------------  --------------------                OTHER      TOTAL
                                              SERIES B          SERIES C                                          COMPRE-    SHARE
                                       ----------------   ----------------                             RETAINED   HENSIVE   HOLDERS'
                                       SHARES    AMOUNT    SHARES  AMOUNT   SHARES    AMOUNT  SURPLUS  EARNINGS   INCOME     EQUITY
                                       --------  -------  -------- -------  --------  ------- ---------- -------- -------  ---------
Balance, December 31, 1997             405,645   $1,976    43,631   $578   119,918    $600   $10,000    $26,733   $15,097  $54,984

Net income                                                                                                4,707              4,707
Retirement of stock                       (852)      (4)     (708)    (3)     (652)     (4)                (121)              (132)
Cash dividends:

  Common stock ($1.13 per share)                                                                           (135)              (135)
  Preferred   B   ($.66   per   share)                                                                     (272)              (272)
  Preferred   C    ($.66  per   share)                                                                      (29)               (29)
Unrealized loss on securities

  available-for-sale, net of tax                                                                                   (2,995)  (2,995)
                                       --------  -------  -------- ------  --------  ------ ---------- ---------- -------- --------
BALANCE, SEPTEMBER 30, 1998            404,793   $1,972    42,923   $575   119,266    $596   $10,000    $30,883   $12,102  $56,128
                                       ========  =======  ======== ======  ========  ====== ========== ========== ======== ========

BALANCE, DECEMBER 31, 1998             398,653   $1,942    40,373   $562   119,266    $596   $10,000    $31,571   $11,362  $56,033
Net income                                                                                                2,560              2,560
Retirement of stock                     (1,015)      (5)     (548)    (7)     (266)     (1)                 (54)               (67)
Cash dividends:

  Common stock ($1.13 per share)                                                                           (135)              (135)
  Preferred B ($.66 per share)                                                                             (265)              (265)
  Preferred C  ($.66  per share)                                                                            (28)               (28)
Unrealized loss on securities

  available-for-sale, net of tax                                                                                   (3,054)  (3,054)
                                       --------  -------  -------- ------  --------  ------ ---------- ---------- -------- --------
BALANCE, SEPTEMBER 30, 1999            397,638   $1,937    39,825   $555   119,000    $595   $10,000    $33,649    $8,308  $55,044
                                       ========  =======  ======== ======  ========  ====== ========== ========== ======== ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 46 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the "Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS IN THOUSANDS

NOTE 2. INVESTMENT SECURITIES

                                                      SEPTEMBER 30, 1999                                  DECEMBER 31, 1998
                                       ---------------------------------------------  ----------------------------------------------
(IN THOUSANDS, UNAUDITED)                           GROSS       GROSS      ESTIMATED                GROSS       GROSS      ESTIMATED
                                       MORTIZED   UNREALIZED  UNREALIZED     FAIR     AMORTIZED  UNREALIZED  UNREALIZED      FAIR
                                         COST       GAINS       LOSSES       VALUE       COST       GAINS       LOSSES       VALUE
                                       ---------- ----------  ----------- ----------  ----------- ----------  ----------- ----------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government               $72,333       45        (268)      $72,110    $72,070        360         (41)    $72,389
         Obligations of states
             AND POLITICAL SUBDIVISIONS   13,560      455          (3)       14,012     20,170        850                  21,020
         CORPORATE DEBENTURE                 100        -          (1)           99        100          2                     102
                                       ---------  --------  ----------  ------------ ----------- ----------- -----------  ---------
                                         $85,993      500        (272)     $ 86,221      $92,340      1,212         (41)   $ 93,511
                                       =========  ========  ==========  ============ =========== =========== ===========  =========
    SECURITIES AVAILABLE-FOR-SALE:

         U.  S. Government               $70,967       32        (364)     $ 70,635      $71,046        369        (135)   $ 71,280
         Marketable equity securities     15,384   12,730           -        28,114       10,747     16,867        (487)     27,127
         Obligations of states
            and political subdivisions     8,343      235         (40)        8,538        8,539        573          (1)      9,111
        Mortgage-backed securities         1,481       23         (28)        1,476        1,680         38          (9)      1,709
                                       ---------  --------  ----------  ------------ ----------- ----------- -----------  ---------
                                         $96,175   13,020        (432)    $ 108,763      $92,012     17,847        (632)  $ 109,227
                                       =========  ========  ==========  ============ =========== =========== ===========  =========

Note 3.  LOANS

      (Dollars in thousands, unaudited)                              September 30,      December 31,
                                                                          1999              1998
                                                                    ---------------   ---------------
    Commercial, financial and agricultural                                 $101,651           $86,980
    Real estate:
          Construction                                                        7,863             5,276
          Mortgage:
                One to four family residential                              111,378           113,984
                Commercial                                                   70,167            62,446
                Equityline                                                   30,230            28,698
                Other                                                        32,955            26,846
    Consumer                                                                 34,008            36,775
    Lease financing                                                           4,546             3,484
                                                                     --------------    --------------
      Total loans                                                         $ 392,798         $ 364,489
                                                                     ==============    ==============
    Loans held for sale, included above                                     $ 4,408           $ 6,858
    Loans serviced for others, not included above                         $ 179,406         $ 163,455

Note 4.  ALLOWANCE FOR LOAN LOSSES

                                                                                 (Unaudited)
      (Dollars in thousands                                           Nine Months Ended September 30,
                                                                    ---------------------------------
                                                                          1999              1998
                                                                     --------------    ---------------
    Balance at beginning of year                                             $5,962            $5,971
      Allowance from bank acquisition                                             -               269
      Provision for loan losses                                                 585               140
      Loans charged off                                                        (537)             (294)
      Loan recoveries                                                           123                70
                                                                     --------------    --------------
    Balance at end of the period                                             $6,133            $6,156
                                                                     ==============    ==============

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

Note 5. EARNINGS PER COMMON SHARE

                                                      (Unaudited)                               (Unaudited)
      (Dollars in thousands)                    Three Months Ended September 30,          Nine Months Ended September 30,
                                               ---------------------------------         ----------------------------------
                                                    1999              1998                   1999               1998
                                               ---------------   ---------------         -------------    -----------------
    Net income                                           $911            $1,213                $2,560                $4,707
      Less: Preferred dividends                          (100)             (103)                 (293)                 (301)
                                               ---------------   ---------------         -------------    -----------------
    Net income applicable to common shares               $811            $1,110                $2,267                $4,406
                                               ===============   ===============         =============    =================
    Weighted average common shares
      outstanding during the period                   119,172           119,794               119,203               119,855
                                               ===============   ===============         =============    =================

Note 6. Acquisitions

On September 20,1999 Southern acquired the Ahoskie branch office of First-Citizens Bank & Trust Company ("FCB"), a related party. In connection with that transaction, Southern assumed total deposit liabilities of $14.8 million, purchased $9.2 million of loans and recorded $1.3 million in intangible assets.

Southern amortizes acquired intangibles, such as those indicated above for the Ahoskie acquisition, utilizing an accelerated basis over a seven to ten year period.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 1999 VS. NINE MONTHS ENDED 1998

INTRODUCTION

In the first nine months of 1999, the net income of BancShares decreased approximately $2.1 million from $4.7 million in the first nine months of 1998 to $2.6 million in the first nine months of 1999, a decrease of 45.61%. This decrease resulted primarily from the 1998 sale of available-for-sale securities, which resulted in a realized gain before tax of $1.8 million. One branch acquisition each in May 1998, October 1998, December 1998 and September 1999 resulted in increased personnel expense and other related operating expenses for the nine months ended September 30, 1999.

Earnings per common share for the first nine months of 1999 was $19.02, a decrease of $17.74, or 48.26%, from $36.76 for the first nine months of 1998. The annualized return on average equity decreased to 6.15%, for the period ended September 30, 1999, from 14.59% for the period ended September 30, 1998 and the return on average assets decreased to 0.53%, for the period ended September 30, 1999, from 1.28% for the period ended September 30, 1998.

At September 30, 1999, BancShares' assets totaled $658.6 million, an increase of $9.2 million, or 1.42%, from the $649.4 million reported at December 31, 1998. During this nine month period, cash and due from banks decreased $12.7 million, or 33.95% from $37.4 million to $24.7 million. During this nine month period, federal funds sold decreased $1.4 million, or 7.12% from $19.5 million to $18.1 million. During this nine month period, loans increased $28.3 million, or 7.77%, from $364.5 million to $392.8 million. The increase in loans was principally due to growth in existing markets with only $9.2 million related to the September 1999 acquisition discussed below. During the nine months ended September 30, 1999 investment securities decreased $6.8 million, or 3.38% from $201.6 million at December 31, 1998 to $194.8 million at September 30, 1999. Total deposits increased $10.0 million, or 1.79% from $556.8 million at December 31, 1998 to $566.7 million at September 30, 1999. The deposit increase resulted from the September acquisition of $14.8 discussed below.

ACQUISITIONS

In May 1998, Southern acquired $16.7 million of the loans and $18.0 million of the deposits of Enfield Savings Bank ("ESB"). Southern simultaneously sold $3,000 of the ESB loans and $2.4 million of the ESB deposits to First-Citizens Bank & Trust Company ("FCB"), a related party. Southern recorded intangible assets of $363,000 for the ESB acquisition.

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

In September 1999, Southern acquired $9.2 million of the loans and $14.8 million of the deposits of the Ahoskie office of FCB. Southern recorded intangible assets of $1.3 million for the Ahoskie acquisition.

These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to the purchases are not included in the consolidated financial statements.

The comparisons of the nine months ended September 30, 1999 to the nine months ended September 30, 1998 are accordingly impacted by the above acquisitions.

INTEREST INCOME

Interest and fees on loans decreased $241,000, or 1.04%, from $23.3 million for the nine months ended September 30, 1998 to $23.0 million for the nine months ended September 30, 1999. This decrease was principally due to overall lower loan portfolio yields. Average loans for the nine months ended September 30, 1999 were $376.4 million, an increase of 4.27% from $361.0 million for the prior year period. This increase in average loans was principally the result of the growth in existing markets. As discussed above the only significant loan acquisition occurred in September 1999. The yield on the loan portfolio was 8.53% in the nine months ended September 30, 1998 and 8.08% in the nine months ended September 30, 1999.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $250,000 or 3.47%, from $7.2 million in the nine months ended September 30, 1998 to $7.4 million in the nine months ended September 30, 1999. This increase was due to an increase in the volume of average investment securities for the nine months ended September 30, 1999 to $197.0 million as compared to $160.1 million for the same 1998 period that more than offset an overall decrease in portfolio yields. This increase in volume principally resulted from the acquisitions discussed above. The yield on investment securities was 5.90% for the nine-month period ended September 30, 1998 and 5.23% for the nine-month period ended September 30, 1999.

Interest income on federal funds sold decreased $81,000, or 12.33%, from $657,000 for the nine months ended September 30, 1998 to $576,000 for the nine months ended September 30, 1999. This decrease in income resulted primarily from a decrease in the yields on federal funds from 5.48% for the nine months ended September 30, 1998 to 4.83% for the nine months ended September 30, 1999. The average federal funds sold also decreased to $15.7 million for the nine months ended September 30, 1999 from an average of $15.8 million for the nine months ended September 30, 1998.

Total interest income decreased $72,000 or 0.23%, from $31.1 million for the nine months ended September 30, 1998 to $31.0 million for the nine months ended September 30, 1999. This decrease was primarily the result of a 59 basis point decrease in average earning asset yields that more than offset an increase in average earning assets.

Average earning asset yields for the nine months ended September 30, 1999 decreased to 7.07% from the 7.66% yield on average earning assets for the nine months ended September 30, 1998. Average earning assets increased from $536.9 million in the nine months ended September 30, 1998 to $583.1 million in the nine months ended September 30, 1999. This $46.2 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

Total interest expense decreased $278,000, or 1.85%, from $15.1 million in the nine months ended September 30, 1998 to $14.8 million for the nine months ended September 30, 1999. The principal reason for this decrease was the decrease in the cost of deposits and the cost of short-term borrowings that more than offset the increase in long-term obligations interest related to the $23.0 million of 8.25% Capital Securities issued by the Trust in June, 1998. BancShares recorded $1.6 million of interest expense in the nine months ended September 30, 1999 related to the capital securities compared to $632,000 in the nine months ended September 30, 1998. BancShares' total cost of funds decreased from 4.11% for the nine months ended September 30, 1998 to 3.91% for the nine months ended September 30, 1999. Average interest-bearing deposits were $473.4 million in the nine months ended September 30, 1999, an increase of $14.1 million from the $459.3 million average in the nine months ending September 30, 1998. The increase in interest-bearing deposits resulted from the aforementioned acquisitions.

NET INTEREST INCOME

Net interest income was $16.3 million for the nine months ended September 30, 1999 and $16.1 million for the nine months ended September 30, 1998.

The interest rate spread for the nine months ended September 30, 1999 was 3.16%, a decrease of 39 basis points from the 3.55% interest rate spread for the nine months ended September 30, 1998.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 1999 management made a $585,000 addition to the provision for loan losses. Management made a $140,000 addition to the provision for loan losses for the nine months ended September 30, 1998. This $445,000 increase in the provision for loan losses is principally related to the impact on eastern North Carolina of hurricanes in September 1999. For the nine months ended September 30, 1999 Southern has also experienced increased charge-offs and increased non-performing assets.

Although the final impact of the September hurricanes on Southern's customers is currently not completely determined, management believes that the incremental provision for loan losses should be sufficient to cover known probable losses arising from this event.

Due to an increase in non-performing loans during the first nine months of 1999 management charged-off loans totaling $537,000 and received recoveries of $123,000, resulting in net charge-offs of $414,000. During the same period in 1998, $294,000 of loans were charged-off and recoveries of $70,000 were received, resulting in net charge-offs of $224,000.

The allowance for loan losses  accordingly  increased $171,000 from December 31,
1998.  The  following  table  presents   comparative  Asset  Quality  ratios  of
BancShares:

                                                                                (Unaudited)
                                                                      September 30,      December 31,
                                                                          1999              1998
                                                                     ---------------   ---------------
Ratio of annualized net loans charged off
          to average loans                                                 0.15%             0.12%
Allowance for loan losses
           to loans                                                        1.56%             1.64%
Non-performing loans
            to loans                                                       0.40%             0.28%
Non-performing loans and assets
            to total assets                                                0.29%             0.17%
Allowance for loan losses
            to non-performing loans                                      392.14%           588.00%

The ratio of annualized net charge-offs to average loans outstanding increased to 0.15% for the nine months ended September 30, 1999 from 0.12% for the year ended December 31, 1998. The allowance for loan losses represented 1.56% of loans at September 30, 1999. The allowance for loan losses represented 1.64% of loans at December 31, 1998. Loans increased $28.3 million, or 7.77% from $364.5 million at December 31, 1998 to $392.8 million at September 30, 1999.

The ratio of nonperforming loans to loans, increased from 0.28% at December 31, 1998 to 0.40% at September 30, 1999. Nonperforming loans and assets to total assets increased to 0.29% at September 30, 1999 from 0.17% at December 31, 1998. The allowance for loan losses to nonperforming loans represented 392.14% of nonperforming loans at September 30, 1999, a decrease from the 588.00% at December 31, 1998. The above performance declines resulted primarily from an increase in nonperforming loans to $1.6 million at September 30, 1999 from $971,000 at December 31, 1998. The nonperforming loans at September 30, 1999 included $274,000 of nonaccrual loans, $1.3 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $356,000 of assets classified as other real estate at September 30, 1999. BancShares had $84,000 of assets classified as other real estate at December 31, 1998.

Management considers the September 30, 1999 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 1999 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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

NONINTEREST INCOME

During the nine months ended September 30, 1998, BancShares realized securities gains of $1.8 million arising from the sale of available-for-sale securities. The decrease of such gains during the nine months ended September 30, 1999 was the primary reason for the decrease in noninterest income. Service charges on deposit accounts for the nine months ended September 30, 1999 increased $250,000 and other service charges and fees for the nine months ended September 30, 1999 increased $122,000 over the nine months ended September 30, 1998 primarily as a result of the acquisitions discussed above. Losses on the sale of mortgage loans for the nine months ended September 30, 1999 increased $205,000 over the nine months ended September 30, 1998 primarily as a result of increasing mortgage interest rates in the nine months ended September 30, 1999.

NONINTEREST EXPENSE

Noninterest expense increased $1.1 million or 7.47%, from $15.0 million in the nine months ended September 30, 1998 to $16.1 million in the nine months ended September 30, 1999.

This increase was primarily due to an increase in personnel expense of $1.0 million or 14.06%, from $7.1 million at September 30, 1998 to $8.1 million at September 30, 1999 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.

BancShares recorded $111,000 in losses, net of estimated insurance proceeds, for furniture and equipment damage related to the hurricanes of September 1999. Management does not anticipate any additional material occupancy or furniture and equipment expenses related to the September 1999 hurricanes.

INCOME TAXES

In the nine months ended September 30, 1999, BancShares had income tax expense of $800,000, a decrease of $930,000 from $1.7 million in the prior year period. The majority of this decrease is due to the effect of the 1998 securities gain discussed above. The resulting effective tax rate for the nine months ended September 30, 1999 was 23.81%. The effective tax rate for the nine months ended September 30, 1998 was 26.88%. The effective tax rate in 1999 of 23.81% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THIRD QUARTER OF 1999 VS. THIRD QUARTER OF 1998

INTRODUCTION

In the third quarter of 1999, the net income of BancShares decreased $302,000 from $1.2 million in the third quarter of 1998 to $911,000 in the third quarter of 1999, a decrease of 24.90%. One branch acquisition each in May 1998, October 1998, December 1998 and September 1999 resulted in increased personnel expense and other related operating expenses for the quarter ended September 30, 1999. As a result of the hurricanes of September 1999, Bancshares added $355,000 to its loan loss reserve and recorded $111,000, net of estimated insurance proceeds, in furniture and equipment related losses.

Earnings per common share for the third quarter of 1999 was $6.81, a decrease of $2.46, or 26.54%, from $9.27 in 1998.

ACQUISITIONS

In September 1999, Southern acquired $9.2 million of the loans and $14.8 million of the deposits of the Ahoskie office of FCB. Southern recorded intangible assets of $1.3 million for the Ahoskie acquisition. Southern had no acquisitions in the quarter ended September 30, 1998. The comparisons of the three months ended September 30, 1999 to the three months ended September 30, 1998 are accordingly impacted by the 1999 acquisition and the 1998 acquisitions discussed above.

INTEREST INCOME

Interest and fees on loans, at $8.0 million for both the quarter ended September 30, 1998 and the quarter ended September 30, 1999, decreased $5,000, or 0.06%. This decrease was due primarily to lower overall 1999 interest rates that more than offset an increase in average loans. Average loans for the quarter ended September 30, 1999 were $380.1 million, an increase of 2.79% from $369.8 million for the prior year quarter. The yield on the loan portfolio was 8.45% for the three months ended September 30, 1998 and 8.14% for the three months ended September 30, 1999.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased 187,000, or 8.31%, from $2.2 million in the three months ended September 30, 1998 to $2.4 million in the three months ended September 30, 1999. This increase was due primarily to an increase in the average investment portfolio resulting from the acquisitions discussed above that more than offset lower overall interest rates.

The acquisitions discussed above resulted in increased average investment securities for the quarter ended September 30, 1999 to $197.9 million as compared to $160.8 million for the same 1998 quarter. The yield on investment securities was 5.80% for the quarter ended September 30, 1998 and 5.17% for the quarter ended September 30, 1999.

Interest income on federal funds sold decreased $164,000, or 52.90%, from $310,000 for the quarter ended September 30, 1998 to $146,000 for the quarter ended September 30, 1999. This decrease in income resulted from both a decrease in rates and a decrease in volume. The average federal funds sold was $11.2 million for the quarter ended September 30, 1999 compared to an average of $21.7 million for the quarter ended September 30, 1998. Average federal funds sold yields were 5.08% for the quarter ended September 30, 1999 down from 5.63% for the quarter ended September 30, 1998.

Total interest income, at $10.5 million for both the quarter ended September 30, 1999 and the quarter ended September 30, 1998, increased $18,000, or 0.17%.

Average earning asset yields for the quarter ended September 30, 1999 decreased to 7.13% from the 7.57% yield on average earning assets for the quarter ended September 30, 1998. Average earning assets increased from $552.3 million in the quarter ended September 30, 1998 to $582.9 million in the quarter ended
September 30, 1999. This $30.6 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

Total interest expense decreased $140,000 or 2.75%, from $5.1 million in the three months ended September 30, 1998 to $4.9 million for the quarter ended September 30, 1999. The principal reason for this decrease was lower costs of deposits and short-term borrowings that more than offset the increase in long-term obligations interest related to the $23.0 million of 8.25% Capital Securities issued by the Trust in June, 1998. BancShares recorded $531,000 of interest expense in the three months ended September 30, 1999 related to the capital securities.

NET INTEREST INCOME

Net interest income was $5.6 million for the three months ended September 30, 1999 and $5.4 million for the three months ended September 30, 1998.

The interest rate spread for the quarter ended September 30, 1999 was 3.24%, a decrease of 21 basis points from the 3.45% interest rate spread for the quarter ended September 30, 1998.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the quarter ended September 30, 1999 management recorded $465,000 as provision for loan losses primarily as a result of the impact of the hurricanes that eastern North Carolina experienced in September 1999. Management made a $20,000 provision for loan losses for the quarter ended September 30, 1998.

During the third quarter of 1999 management charged-off loans totaling $114,000 and received recoveries of $37,000, resulting in net charge-offs for the quarter ended September 30, 1999 of $77,000. During the same quarter in 1998, $175,000 in loans were charged-off and recoveries of $18,000 were received, resulting in net charge-offs of $157,000.

NONINTEREST INCOME

During the three months ended September 30, 1999, BancShares' noninterest income increased $88,000 principally as a result of the acquisitions discussed above. Service charges on deposit accounts for the three months ended September 30, 1999 increased $112,000 over the three months ended September 30, 1998 primarily as a result of the acquisitions discussed above.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $283,000 or 5.53%, from $5.1 million in the three months ended September 30, 1998 to $5.4 million in the three months ended September 30, 1999.

This increase was primarily due to an increase in personnel expense of $315,000, or 13.04%, from $2.4 million for the quarter ended September 30, 1998 to $2.7 million for the quarter ended September 30, 1999 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.

BancShares recorded $111,000 in losses of furniture and equipment related to the hurricanes of September 1999. Management does not anticipate any additional material occupancy or furniture and equipment expenses related to the September 1999 hurricanes.

INCOME TAXES

In the three months ended September 30, 1999, BancShares had income tax expense of $290,000, a decrease of $180,000 from $470,000 in the prior year quarter. This decrease resulted from both reduced earnings and a reduction in the estimated effective tax rate for the quarter ended September 30, 1999 to 24.15%.

The estimated effective tax rate for the quarter ended September 30, 1998 was 27.93%. The effective tax rate for the quarter ended September 30, 1999 of 24.15% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. To this end, the Federal Reserve Board, which regulates BancShares, and the FDIC , which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

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

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at September 30, 1999 was 8.55%. At December 31, 1998, Southern's leverage capital ratio was 8.44%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 1999, Southern's Total RBC ratio was 16.57%. At December 31, 1998 the RBC ratio was 17.10%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

Accumulated other comprehensive income was $8.3 million at September 30, 1999, and $11.4 million at December 31, 1998. Accumulated other comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes.

Accumulated other comprehensive income consists entirely of unrealized gains on marketable equity securities. Although a part of total shareholders' equity, only 45% of accumulated other comprehensive income is included in the calculation of the RBC and leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                                       (Unaudited)
                                                                      September 30,      December 31,
                                                                          1999              1998
                                                                     ---------------   ---------------
      (Dollars in thousands)
Risk-based capital:
   Tier 1 capital                                                     $   53,419        $   49,198
   Total capital                                                          61,077            53,234
Risk-adjusted assets                                                     368,639           311,341
Average tangible assets                                                  624,753           582,955

Tier 1 capital ratio  (1)                                                  14.49%            15.80%
Total capital ratio  (1)                                                   16.57%            17.10%
Leverage capital ratio  (1)                                                 8.55%             8.44%

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

At September 30, 1999 and December 31, 1998, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 31.65% at September 30, 1999 and 30.78% at December 31, 1998.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 1999 jumbo time deposits represented 10.98% of total deposits. At December 31, 1998 jumbo time deposits represented 10.79% of total deposits.

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

In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement allows mortgage banking firms to account for certain securities and other interests retained after securitizing mortgage loans that were held for sale based on the intent and ability to hold or sell such investments. This statement was effective for the first fiscal quarter beginning after December 15, 1998. BancShares adopted this statement effective January 1, 1999, resulting in no impact on its financial statements.

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

Validation Phase

The validation phase contemplates testing, in an isolated environment, of the ability of new and modified systems, which have been determined to be functional, to accurately process date sensitive data beginning January 1, 2000. Validation testing on Group A Systems and Group B Systems was completed by FCB's outside consultant and the BancShares' staff has completed validation testing on Group C Systems.

Implementation Phase

Under BancShares' plan, once new and modified systems that require testing have been tested for functionality, they are put into production. BancShares' has completed the implementation phases for all such systems.

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

Costs

BancShares is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. Because a substantial portion of BancShares' data processing functions are performed by FCB on its mainframe systems and/or on systems supported by FCB, FCB is bearing a substantial portion of the expenses related to the remediation and testing of systems that affect BancShares. BancShares initially estimated that approximately $200,000 would be expensed for its separate year 2000 project expenses but now expects final year 2000 expenses to be significantly less. The initial plan anticipated substantial outside consultant expenditures that were later determined to be unnecessary. Expenses actually incurred through September 30, 1999 were not material. BancShares does not expect significant increases in future data processing costs relating to year 2000 compliance.

Contingency Plans

During the assessment phase, BancShares began to identify a back-up or contingency plan for systems or non-IT assets which may be affected by year 2000. Virtually all of BancShares' systems are dependent upon third party vendors or service providers; therefore, contingency plans include selecting a new vendor or service provider and converting to their system. BancShares believes its most reasonably likely worst case scenario will be a failure by certain customers and vendors to achieve year 2000 readiness. For BancShares' most reasonably likely worst case sceniaro, contingency plans are already active. Contingency plans for system failures on or after January 1, 2000 have been accepted by the Bank's regulators. Validation of these contingency plans is complete.

Other Matters

BancShares has announced plans to purchase, subject to regulatory approval, the Robersonville office of Cooperative Bank for Savings, Inc., SSB ("Cooperative"). The acquisition is planned for the first quarter of 2000. BancShares expects to purchase approximately $7.0 million of deposits, $1.8 million of loans and to record approximately $525,000 of intangible assets for the Cooperative acquisition. BancShares plans to consolidate this acquisition into its existing Robersonville facility and to sell the existing Cooperative facility.

At September 30, 1999 BancShares had regulatory approval to open de novo branches in four eastern North Carolina markets. These include a full service branch in Clinton, North Carolina, that opened on November 1, 1999 and three branches opening in 2000.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

As of September 30, 1999, Management believes that there have been no significant changes in market risk as disclosed in BancShares' Annual Report on Form 10-K for the year ended December 31, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOUTHERN BANCSHARES (N.C.), INC.

Dated: November 3, 1999         /s/John C. Pegram, Jr.
                                ----------------------------------------
                                John C. Pegram, Jr.,
                                President and Chief Executive Officer

Dated: November 3, 1999         /s/David A. Bean
                                ----------------------------------------
                                David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer