Form 10-K
period 1999-12-31
SOUTHERN BANCSHARES NC INC
filed 2000-03-30
CIK 703904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1999                          Commission File No. 0-10852

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

                      8.25% Junior Subordinated Debentures

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

                             Yes    [ X ]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [   ]


The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 17, 2000: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

The number of shares outstanding of the Registrant's common stock as of March 17, 2000: Common Stock, $5.00 par value - 118,626 shares

Documents Incorporated by Reference

1. Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II.

2. Portions of the Registrant's definitive Proxy Statement dated March 17, 2000 for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS:

General

     Southern BancShares (N.C.), Inc., a Delaware corporation (hereinafter, with all of its subsidiaries, referred to as the "Registrant" or "BancShares"), is a bank holding company pursuant to the provisions of the Bank Holding Company Act of 1956, as amended. BancShares is the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation ("SBS") which was formed in 1982 to become the parent company of Southern Bank and Trust Company ("Southern"), its principal operating subsidiary, which it acquired in late 1982. BancShares was formed in 1986 in order to effect the reincorporation in Delaware of the holding company of Southern by the merger of SBS into BancShares, which was effective on December 28, 1986. BancShares' second wholly-owned subsidiary, Southern Capital Trust I, is a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the "Capital Securities") in June 1998 maturing in 2028. All significant activities of the Registrant and its subsidiaries are banking related so that the Registrant operates within one industry segment. Neither BancShares nor its subsidiaries has any foreign operations.

      Southern is BancShares principal operating subsidiary and is engaged in commercial banking primarily in eastern North Carolina. In terms of total assets, at December 31, 1999, Southern was the thirteenth largest bank in North Carolina.

Business

     Southern conducts a general banking business designed to meet the needs of the people of its market area. These services, all of which are offered at its 46 offices, include, among other items: taking deposits; cashing checks and providing for individual and commercial cash needs; and providing numerous checking and savings plans, including automatic transfer services, direct deposit, and banking by mail.

     Southern also makes commercial, consumer and mortgage loans at its 33 full service offices and provides individual retirement account service, safe deposit box rental, travelers' check service, and Master Card and Visa credit card programs. Southern does not operate in the international financing market.

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

Insurance Assessments

     Southern is subject to insurance assessments imposed by the FDIC. One assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

A separate assessment is made for the Financing Corporation ("FICO") funding requirements. The FICO rate is not tied to the FDIC risk classification and is subject to change by the FDIC within certain limitations. The FICO rate for the first quarter of 2000 is set at an annual rate of 2.12 basis points of deposits as defined by the FDIC. At December 31, 1999 the FICO assessable deposit base for Southern was $565.0 million.

If Southern's deposits remained at these levels and the FDIC maintained the same rates, the expense for the FICO obligation for Southern would be approximately $118 thousand for 2000.

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

Interstate Banking and Branching

     Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

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

Competition

     The banking laws of North Carolina allow statewide branching; therefore, commercial banking in the state is highly competitive. Southern competes directly in many of its markets with one or more of the largest banking organizations in North Carolina. Such competitors range in size to over $571 billion in consolidated resources (including resources represented by banking organizations in other states owned by or which control certain of such competitors), have broader geographic markets and higher lending limits and offer more services than Southern, and can, therefore, make more effective use of media advertising, support services and electronic technology than can BancShares or Southern.

Employees

     At December 31, 1999, Southern employed 307 full-time employees and 35 part-time employees. It is not a party to any collective bargaining agreements and considers relations with its employees to be good. BancShares and Goshen do not have any separate employees.

Statistical Information

     Certain additional statistical information with respect to BancShares' business is included in the information incorporated herein under "Part II, Item 7" below.

Statistical Information

I. AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND
   AVERAGE RATES EARNED AND PAID

(Dollars in thousands)
                                                        DECEMBER 31, 1999                              DECEMBER 31, 1998
                                              ----------------------------------          ----------------------------------------
                                              AVERAGE                    AVERAGE            AVERAGE                       AVERAGE
ASSETS                                        BALANCE      INTEREST        RATE             BALANCE         INTEREST        RATE
------                                        -------      --------        ----             -------         --------        ----
Interest earning assets:
  Loans (1) (2)                               $ 380,877     $ 31,292       8.22%          $ 362,298          $ 31,000       8.56%
  Taxable investment securities                 158,071        8,345       5.28%            141,193             8,085       5.73%
  Nontaxable investment securities (3)           24,748        2,006       8.11%             22,842             1,982       8.68%
  Federal funds sold                             19,081          968       5.07%             18,321               972       5.31%
  Other interest earning assets                   4,003          204       5.10%              5,367               293       5.46%
                                              ---------     --------       ----           ---------          --------       ----
    Total interest earning assets               586,780       42,815       7.30%            550,021            42,332       7.70%
                                                            --------                                         ---------

Non-interest earning assets:
  Cash and due from banks                        22,012                                      19,250
  Premises and equipment, net                    19,781                                      18,304
  Other                                          22,441                                      28,253


    Total assets                              $ 651,014                                   $ 615,828
                                              =========                                   =========
LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                              $ 83,823        $ 799       0.95%           $ 78,283           $ 1,073       1.37%
  Savings deposits                               98,137        2,170       2.21%             92,657             2,325       2.51%
  Time deposits                                 298,744       14,685       4.92%            285,869            15,318       5.36%
  Short-term borrowed funds                       6,231          229       3.68%              6,531               292       4.47%
  Long-term obligations                          23,000        2,084       9.06%             15,056             1,320       8.77%
                                              ---------     --------       ----           ---------          --------       ----

    Total interest bearing liabilities          509,935       19,967       3.92%            478,396            20,328       4.25%
                                                           ---------                                         ---------

Non-interest bearing liabilities:
  Demand deposits                                77,682                                      69,746
  Other                                           7,923                                      11,263
Shareholders' equity                             55,474                                      56,423
                                              ---------                                   ---------

    Total liabilities and equity              $ 651,014                                   $ 615,828
                                              =========                                   =========

 Interest rate spread (4)                                                  3.38%                                            3.45%
Net interest income and
 Net interest margin (5)                                    $ 22,848       3.89%                             $ 22,004       4.00%
                                                            =========                                        ========

                                                               DECEMBER 31, 1997
                                                  ----------------------------------------
                                                   AVERAGE                         AVERAGE
                                                   BALANCE        INTEREST           RATE
                                                   -------        --------           ----
Interest earning assets:
  Loans (1) (2)                                   $ 340,195       $ 29,225          8.59%
  Taxable investment securities                     126,829          7,532          5.94%
  Nontaxable investment securities (3)               24,581          2,130          8.66%
  Federal funds sold                                 11,526            623          5.41%
  Other interest earning assets                       4,840            269          5.56%
                                                  ---------       --------          ----
    Total interest earning assets                   507,971         39,779          7.83%
                                                                  --------

Non-interest earning assets:
  Cash and due from banks                            17,730
  Premises and equipment, net                        17,457
  Other                                              24,078


    Total assets                                  $ 567,236
                                                  =========
LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                                  $ 76,080        $ 1,234          1.62%
  Savings deposits                                   87,577          2,259          2.58%
  Time deposits                                     270,863         14,736          5.44%
  Short-term borrowed funds                           6,295            303          4.81%
  Long-term obligations                               4,539            295          6.50%
                                                  ---------       --------          ----

    Total interest bearing liabilities              445,354         18,827          4.23%
                                                                  --------
Non-interest bearing liabilities:
  Demand deposits                                    63,783
  Other                                              12,396
Shareholders' equity                                 45,703
                                                  ---------

    Total liabilities and equity                  $ 567,236
                                                  =========

 Interest rate spread (4)                                                           3.60%
Net interest income and
 Net interest margin (5)                                          $ 20,952          4.12%
                                                                  ========

(1)  Includes non-accrual loans
(2)  Interest income includes amortization of loan fees.
(3) The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a 34% tax rate. The taxable equivalent adjustment was $682 in 1999, $543 in 1998 and $2,024 in 1997.
(4) Interest rate spread is the difference between earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

II. AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES iN
     INTEREST DIFFERENTIAL

(Dollars in thousands)                            December 31, 1999 Increase (Decrease)
                                        -----------------------------------------------------------
                                                        AMOUNT           AMOUNT           AMOUNT
                                          TOTAL      ATTRIBUTABLE     ATTRIBUTABLE     ATTRIBUTABLE
                                         CHANGE        TO CHANGE        TO CHANGE      TO CHANGE IN
                                        1998-1999      IN VOLUME          IN RATE      RATE/VOLUME
ASSETS
Interest earning assets:
  Loans                                    $ 292         $ 1,590          (1,232)        $ (66)
  Taxable investment securities              171             967            (635)         (161)
  Non-taxable investment securities           24             165            (130)          (11)
  Federal funds sold                          (4)             40             (44)         --
                                           -----         -------         -------         -----

    Total interest income                    483           2,762          (2,041)         (238)
                                           -----         -------         -------         -----

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                           (274)             76            (329)        $ (21)
  Savings deposits                          (155)            138            (278)          (15)
  Time deposits                             (633)            690          (1,258)          (65)
  Short-term borrowed funds                  (63)            (13)            (52)            2
  Long-term obligations                      764             697              44            23
                                           -----         -------         -------         -----

    Total interest expense                  (361)          1,588          (1,873)          (76)
                                           -----         -------         -------         -----

Net interest income                        $ 844         $ 1,174         $  (168)        $(162)
                                           =====         =======         =======         =====

(Dollars in thousands)                                       December 31, 1998 Increase (Decrease)
                                          -------------------------------------------------------------------
                                                            AMOUNT             AMOUNT              AMOUNT
                                           TOTAL         ATTRIBUTABLE       ATTRIBUTABLE        ATTRIBUTABLE
                                           CHANGE         TO CHANGE          TO CHANGE          TO CHANGE IN
                                          1997-1998       IN VOLUME           IN RATE           RATE/VOLUME
                                          ---------       ---------           -------           -----------
ASSETS
Interest earning assets:
  Loans                                    $ 1,775         $ 1,836            $ (68)                $   7
  Taxable investment securities                577             971             (355)                  (39)
  Non-taxable investment securities           (148)           (151)               5                    (2)
  Federal funds sold                           349             368              (12)                   (7)
                                           -------         -------            -----                 -----

    Total interest income                    2,553           3,024             (430)                  (41)
                                           -------         -------            -----                 -----

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits                             (161)             36             (190)                   (7)
  Savings deposits                              66             131              (61)                   (4)
  Time deposits                                582             728             (135)                  (11)
  Short-term borrowed funds                     22              45              (22)                   (1)
  Long-term obligations                        992             771               67                   154
                                           -------         -------            -----                 -----

    Total interest expense                   1,501           1,711             (341)                  131
                                           -------         -------            -----                 -----

Net interest income                        $ 1,052         $ 1,313            $ (89)                $(172)
                                           =======         =======            =====                 =====

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 34% for all periods. The taxable equivalent adjustment was $682 in 1999, $543 in 1998 and $2,024 in 1997.

III. INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities

    (dollars in thousands):

                                                         December 31,
                                         ----------------------------------------
(Dollars in thousands)                      1999            1998            1997
                                         --------        --------        --------
U.S. Treasury and other
  U.S. Government agencies (1)           $139,659        $143,350        $118,589
States and political subdivisions          33,203          29,281          31,150
Other (2)                                  21,359          28,936          30,394
                                         --------        --------        --------
      Total                              $194,221        $201,567        $180,133
                                         ========        ========        ========

The following table sets forth the maturities of investment securities at December 31, 1999 (dollars in thousands) and the weighted average yields of such securities. (Note that nontaxable investment securities have not been adjusted to a tax equivalent basis and unrealized gain (loss) on available for sale securities is not included.)

                                                                            Maturing
                                         ----------------------------------------------------------------------------------
                                                                         After One But                   After Five But
                                              Within One Year           Within Five Years               Within Ten Years
                                         Amount      Yield            Amount        Yield             Amount        Yield
                                         ------      -----            ------        -----             ------        -----
U.S. Treasury and other
  U.S. Government agencies (1)         $ 62,825       4.94%         $ 75,451         5.46%           $     -             -
States and political subdivisions        11,925       5.16%            7,945         6.56%             7,547          5.90%
Other (2)                                10,262       3.23%                -            -                100          6.75%
                                       --------       ----          --------         ----              -----

                                       $ 85,012       4.77%         $ 83,396         5.56%           $ 7,647          5.91%
                                       ========                     =======                          =======

                                            After Ten Years
                                         Amount         Yield
                                         ------         -----

U.S. Treasury and other
  U.S. Government agencies (1)          $ 1,382          6.45%
States and political subdivisions         5,787          5.41%
Other (2)                                     -          6.75%
                                        -------          ----

                                        $ 7,169          5.62%
                                        =======


1) Mortgage-backed securities are included in the obligations of U.S. Government agencies and spread within the columns according to their anticipated repayment schedules.

(2) The "Within One Year" column of the "Other" category includes marketable equity securities held by BancShares. Accordingly, the yield on these securities represents anticipated dividend income rather than interest income.


IV.  LOAN PORTFOLIO

Analysis of loans by type and maturity

The table below classifies loans by major category (dollars in thousands):

(Dollars in thousands)                                                           December 31,
                                                  ------------------------------------------------------------------------
                                                     1999           1998            1997            1996            1995
                                                  --------        --------        --------        --------        --------
Commercial, financial and agricultural            $101,128        $ 86,980        $ 84,281        $ 70,881        $ 57,398
Real estate:
      Construction                                   8,647           5,276           5,209           2,470           1,533
       Mortgage:
            One to four family residential         111,793         113,984         106,444         113,915         111,372
            Commercial                              74,873          62,446          58,056          52,686          43,580
            Equityline                              30,152          28,698          27,759          18,654          13,828
            Other                                   32,851          26,846          27,868          21,615          20,535
Consumer                                            34,309          36,775          35,643          35,512          37,548
Lease financing                                      4,307           3,484           3,956           2,022           2,166
                                                  --------        --------        --------        --------        --------

  Total loans                                     $398,060        $364,489        $349,216        $317,755        $287,960
                                                  ========        ========        ========        ========        ========

The following table identifies the maturities of all loans as of December 31, 1999 and addresses the sensitivity of these loans to changes in interest rates.

(Dollars in thousands)
                                           Within      After One Year But       After
                                         One Year       Within Five Years     Five Years       Total
                                         --------       -----------------     ----------       -----
Commercial and Financial                $ 88,792             $ 12,336        $   --          $101,128
Real Estate:
  Construction                             8,647                 --              --             8,647
  One to four family residential           6,567               55,965          49,261         111,793
  Commercial                               4,378               37,310          33,185          74,873
  Equityline                               1,751               14,924          13,477          30,152
  Other                                    1,897               16,168          14,786          32,851

Consumer                                  28,047                6,262            --            34,309
Lease Financing                             --                  4,307            --             4,307
                                        --------             --------        --------        --------

  Total                                 $140,079             $147,272        $110,709        $398,060
                                        ========             ========        ========        ========

Fixed Rate                              $ 54,279             $116,251        $ 70,307        $240,837
Variable Rate                             85,800               31,021          40,402         157,223
                                        --------             --------        --------        --------

         Total                          $140,079             $147,272        $110,709        $398,060
                                        ========             ========        ========        ========

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

                                                                             December 31,
                                                     --------------------------------------------------------
(Dollars in thousands)                                1999          1998         1997        1996        1995
                                                     ------        ------        ----        ----        ----
Non-accrual loans                                    $  243        $  166        $230        $147        $ 50
Restructured loans                                       42            42         --            8         --
Accruing loans past-due 90 days or more                 460           805         466         343         508
                                                     ------        ------        ----        ----        ----
       Total non-performing loans                       745         1,013         696         498         558
Other real estate owned                                 414            84          48         --           86
                                                     ------        ------        ----        ----        ----
        Total non-performing loans and assets        $1,159        $1,097        $744        $498        $644
                                                     ======        ======        ====        ====        ====

The amount of interest which would have been recorded in 1999 on non-accrual loans, had they been in accordance with the original terms throughout the period, was immaterial.

V.  SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the allowance for loan losses

The table presented below summarizes activity in the allowance for loan losses for the five years ended (dollars in thousands):

                                                                                         December 31,
                                                          ------------------------------------------------------------------------
(Dollars in thousands)                                       1999            1998            1997            1996            1995
                                                          ---------       ---------       ---------       ---------       ---------
Allowance for loan losses - beginning of year               $ 5,962        $  5,971        $  6,163        $  6,321       $  6,653
Charge - offs:
    Commercial, financial and agricultural                      183             158              47               5            --
    Real estate:
           Mortgage:
                One to four family residential                   77              41              86             106             34
                Commercial                                      121              15            --              --              --
                Equityline                                       10              32            --              --              --
                Other                                          --              --                23            --              209
    Lease financing                                              16            --              --              --              --
    Consumer                                                    341             298             307             428            220
                                                          ---------       ---------       ---------       ---------       ---------

      Total charge-offs                                         748             544             463             539            463


Recoveries:
    Commercial, financial and agricultural                       11              11              13            --               54
    Real estate:
          Construction                                         --              --              --                19            --
           Mortgage:
                One to four family residential                   25              20              59             131             19
                Commercial                                        3            --              --              --              --
                Equityline                                     --                 8            --              --              --
                Other                                          --                 5            --              --              --
    Consumer                                                    105              67             139              91             58
                                                          ---------       ---------       ---------       ---------       ---------

      Total recoveries                                          144             111             211             241            131
                                                          ---------       ---------       ---------       ---------       ---------


Net charge-offs                                                 604             433             252             298            332
Provision for loan losses                                       830             155              60             140            --
Additions from  bank acquisition                               --               269            --              --              --
                                                          ---------       ---------       ---------       ---------       ---------

Allowance for loan losses - end of year                   $   6,188       $   5,962       $   5,971       $   6,163       $  6,321
                                                          =========       =========       =========       =========       ========
Average loans outstanding during the year                 $ 380,877       $ 362,298       $ 340,195       $ 310,389       $270,563
Ratio of net charge-offs to average loans outstanding          0.16%           0.12%           0.07%           0.10%          0.12%

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

Allocation of the allowance for loan losses:

The composition of the allowance by loan category shown in the table below is based upon management's evaluation of the loan portfolio, past history, and prevailing economic conditions:

(Dollars in thousands)                                                         December 31,
                                                ----------------------------------------------------------------------
                                                        % of loans                % of loans               % of loans
                                                          in each                   in each                  in each
                                                        category to              category to               category to
                                                1999     total loans    1998     total loans    1997       total loans
                                                ----     -----------    ----     -----------    ----       -----------
Commercial, financial and agricultural         $2,450          25%     $2,200          24%     $2,149          24%
Real estate:
      Construction                                100           2%        100           2%         60           1%
       Mortgage:
            One to four family residential      1,100          28%      1,100          31%      1,194          30%
            Commercial                            550          19%        550          17%        537          17%
            Equityline                            200           8%        200           8%        239           8%
            Other                                 188           8%        212           7%        239           8%
Consumer                                        1,500           9%      1,500          10%      1,493          10%
Lease financing                                   100           1%        100           1%         60           2%
                                               ------      ------      ------      ------      ------      ------

                                               $6,188         100%     $5,962         100%     $5,971         100%
                                               ======      ======      ======      ======      ======      ======

                                                              % of loans                 % of loans
                                                               in each                   in each
                                                             category to                category to
                                                  1996       total loans        1995    total loans
                                                  ----       -----------        ----    -----------
Commercial, financial and agricultural          $2,214          22%           $1,264       20%
Real estate:
      Construction                                  76           1%               63        1%
       Mortgage:
            One to four family residential       1,245          36%            2,188       39%
            Commercial                             566          17%              853       15%
            Equityline                             204           6%              260        5%
            Other                                  248           6%              408        7%
Consumer                                         1,537          11%            1,222       13%
Lease financing                                     73           1%               63      --
                                                ------      ------            ------      ---

                                                $6,163         100%           $6,321      100%
                                                ======      ======            ======      ===

VI.  DEPOSITS

The average monthly volume of deposits, which is considered representative of BancShares' operations, and the average rates paid on such deposits are presented below (dollars in thousands):

                                                                        Year ended December 31,
                                  ---------------------------------------------------------------------------------------
                                              1999                         1998                            1997
(Dollars in thousands)
                                   Average        Average        Average        Average           Average        Average
                                  Balances         Rates         Balances        Rates           Balances         Rates
                                  --------         -----         --------        -----           --------         -----
Non-interest bearing demand        $ 77,682            -         $ 69,746            -          $ 63,783              -
Interest bearing demand              83,823        0.95%           78,283        1.37%            76,080          1.62%
Savings                              98,137        2.21%           92,657        2.51%            87,577          2.58%
Time deposits                       298,744        4.94%          285,869        5.36%           270,863          5.44%
                                  ---------                     ---------                       --------

   Total deposits                 $ 558,386                     $ 526,555                       $498,303
                                  =========                     =========                       ========

     Maturities of $100,000 or more time certificates of deposit at December 31, 1999 are summarized as follows (dollars in thousands):

Maturity Category

Three months or less                        $ 24,458
Over three through six months                 16,602
Over six months through twelve months         16,393
Over one year through five years               2,931
Over five years                                    -
                                            --------
                                            $ 60,384
                                            ========

VII.  RETURN ON EQUITY AND ASSETS

The following table presents certain ratios of the Company:

                                                                                        December 31,
                                                                            ----------------------------------------
                                                                             1999            1998               1997
                                                                             ----            ----               ----
Return on assets (net income divided by average total assets)               0.57%            0.91%              1.17%

Return on equity - including Series B and C preferred                       6.63%            9.92%             14.47%
      (net income divided by average total equity)

Dividend payout ratio (Dividends paid divided by net income)               15.57%           10.38%              8.85%


Equity to assets ratio - including Series B and C preferred                 8.52%            9.16%              8.06%
      (Average equity divided by average total assets)

VIII.  CAPITAL ADEQUACY

The following table presents certain calculations of BancShares' capital and related ratios:

                                                     December 31,
                                   --------------------------------------------
                                     1999                1998             1997
                                   --------            -------          -------
(Dollars in thousands)
Total Shareholders' Equity         $ 54,944            $56,033          $54,984
Tier 1 capital                       55,398             51,240           34,380
Total capital (1)                    62,967             65,666           38,449

Tier 1 capital ratio (2)              14.32%             16.01%           11.43%
Total capital ratio  (2)              16.28%             20.52%           12.78%

(1) The Capital Securities issued in 1998 are considered part of Tier I Capital.

(2) The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

IX.  RATE OF INTERNAL CAPITAL GENERATION

                                                                                        December 31,
                                                                           ------------------------------------------
                                                                           1999             1998               1997
                                                                           ----             ----               ----
Return on average assets (based on net income)                              0.57%            0.91%              1.17%

Average equity as a percentage of total average assets                      8.52%            9.16%              8.06%

Return on average equity                                                    6.63%            9.92%             14.47%

Dividend payout ratio (Dividends paid divided by net income)               15.57%           10.38%              8.85%

Earnings retention                                                         84.43%           89.62%             91.15%
     (Net income less dividends divided by net income)

Rate of internal capital generation                                         5.60%            8.89%             13.19%
      (Return on average equity times earnings retention ratio)

X.  INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)
                                                                        December 31, 1999
                                       -----------------------------------------------------------------------------
                                                                                                Non-Rate
                                           1-30          31-90        91-180       181-365      Sensitive
                                           Days          Days          Days         Days         & Over
                                        Sensitive     Sensitive     Sensitive    Sensitive       1 Year       Total
                                        ---------     ---------     ---------    ---------       ------       -----
Earning Assets:
Loans                                  $  75,184      $ 21,535      $ 26,235      $ 55,911     $219,195     $398,060
Investment Securities                     11,120        11,091        12,416        46,704       95,976      177,307
Temporary Investments                     20,370          --            --            --           --         20,370
                                       ---------      --------      --------      --------     --------     --------
Total earning assets                   $ 106,674      $ 32,626      $ 38,651      $102,615     $315,171     $595,737
                                       =========      ========      ========      ========     ========     ========

Interest-Bearing Liabilities:
Savings and core time deposits         $ 218,793      $ 40,920      $ 76,652      $ 72,598     $ 19,722     $428,685
Time deposits of $100,000 and more        11,124        13,334        16,602        16,393        2,931       60,384
Short-term borrowings                      6,658          --            --            --           --          6,658
Long-term obligations                       --            --            --            --         23,000       23,000
                                       ---------      --------      --------      --------     --------     --------

Total interest bearing liabilites      $ 236,575      $ 54,254      $ 93,254      $ 88,991     $ 45,653     $518,727
                                       =========      ========      ========      ========     ========     ========

Interest sensitive Gap                 $(129,901)     $(21,628)     $(54,603)     $ 13,624     $269,518     $ 77,010
                                       =========      ========      ========      ========     ========     ========

Interest sensitivity is continually changing. The table above reflects BancShares' gap position at December 31, 1999 and does not necessarily represent its position on any other dates.


XI.  SHORT-TERM BORROWINGS

(Dollars in thousands)
                                                           1999                       1998                       1997
                                                   -------------------       --------------------        --------------------
                                                   Amount        Rate        Amount         Rate         Amount          Rate
                                                   ------        ----        ------         ----         ------          ----
Repurchase agreements
        At December 31                            $5,223         3.72%      $4,953          3.35%        $4,761          5.62%
        Average during year                        5,240         3.58%       5,655          4.09%         4,819          4.18%
        Maximum month-end balance during year      6,313                     6,459                        5,929

U. S. Treasury tax and loan accounts
        At December 31                            $1,435         4.78%      $  171          4.11%        $2,065          5.25%
        Average during year                          991         4.15%         861          5.97%           997          5.85%
        Maximum month-end balance during year      2,035                     2,206                        2,215


ITEM 2 - PROPERTIES

     BancShares does not own or lease any real property. Except for three tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

     Southern's home office is located at 121 East Main Street, Mount Olive, North Carolina. At December 31, 1999 there were 46 Southern offices in North Carolina. These offices are listed on page 41 of BancShares' 1999 Annual Report.

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

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                 HOLDERS:

          None.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                SHAREHOLDER MATTERS:

         Information required by this item is incorporated herein by reference to the section captioned "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 15, and the Table captioned "Per Share of Stock" on page 16 of the Registrant's 1999 Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA:

         Information required by this item is incorporated herein by reference to Table 1, Five-Year Financial Summary, Selected Balances and Ratios, on page 4 of Registrant's 1999 Annual Report.

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS:

         Information required by this item is incorporated herein by reference to the section captioned "Management Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 of the Registrant's 1999 Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK

         Information required by this item is incorporated herein by reference to the section captioned "Market Risk" on page 10 of Registrant's 1999 Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The information required by this item is incorporated herein by reference to the following financial statements, supplementary data and independent auditors' report on the indicated page numbers of the registrant's 1999 Annual Report:

         Independent Auditors' Report                                     17

         Consolidated Balance Sheets as of December 31, 1999 and 1998     18

         Consolidated Statements of Income and Comprehensive Income
         for the years ended December 31, 1999, 1998 and 1997             19

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                 20

         Consolidated Statements of Shareholders' Equity for the years
         ended December 31, 1999, 1998 and 1997                           21

         Notes To Consolidated Financial Statements                       22-38


ITEM 9 - CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES:

         None

PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT:

     The information under the captions "PROPOSAL 1: ELECTION OF DIRECTORS", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" on pages 4 through 6 and page 9 of Registrant's definitive Proxy Statement dated March 17, 2000, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION:

     The information under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan" on pages 6 through 10 of the Registrant's definitive Proxy Statement dated March 17, 2000, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT:

     The  information  under  the  caption  "Beneficial   Owenership  of  Voting
Securities" on pages 2 through 4 of the Registrant's definitive Proxy Statement dated March 17, 2000, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information contained in Footnote (5) to the table under the caption "PROPOSAL 1: ELECTION OF DIRECTORS," on page 6 and under the captions "Compensation Committee Interlocks and Insider Participation" on pages 7 through 8 and "Transactions with Management" on pages 11 through 12 of the Registrant's definitive Proxy Statement dated March 17, 2000, is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K:

     (a) 1. Financial Statements

            The following consolidated financial statements of Southern BancShares (N.C.), Inc. and subsidiary, and Independent Auditors' Report thereon, are incorporated herein by reference from Registrant's 1999 Annual Report to Shareholders.

            .  Independent Auditors' Report

            .  Consolidated Balance Sheets at December 31, 1999 and 1998

            . Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

            . Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

            . Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

            .  Notes to Consolidated Financial Statements

                  2. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or related notes thereto which are incorporated herein by reference from Registrant's 1999 Annual Report to Shareholders.

                  3.  Exhibits

                      The following exhibits are filed or incorporated  herewith as part of this report on Form 10-K:

    Exhibit
    Number                         Description of Exhibits
    ------                         -----------------------

     3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit
               3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

     3.2       Registrant's  Bylaws  (filed as exhibit  3.2 to the  Registrant's
               Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

     4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

     10.1* Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.2*     Tenth  Amendment  to  Noncompetition  and  Consulting   Agreement
               between R. S. Williams and Southern Bank and Trust Company dated December 31, 1999 (filed herewith)

     10.3* Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.4* Employment Agreement between Watson N. Sherrod, Jr. and Southern Bank and Trust Company (filed as exhibit 10.4 to the Registrant's 1998 Annual Report on Form 10-K and incorporated herein by reference)

     10.5 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference.)

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

     13        Registrant's 1999 Annual Report to Shareholders (filed herewith)

     22        Subsidiaries of the Registrant (filed herewith)

     27        Financial Data Schedule (filed herewith)

     99.1** Registrant's definitive Proxy Statement dated March 17, 2000 for the 2000 Annual Shareholders' Meeting

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed for the fourth quarter of the year ended December 31, 1999.

 * Denotes a Management Contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

 **    Not being refiled

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MARCH 14, 2000                     SOUTHERN  BANCSHARES  (N.C.),  INC.

                                           /s/ R. S. Williams
                                      By:  ------------------
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

Signature                              Title                        Date
---------                              -----                        ----
/s/R. S. Williams                Chairman of the Board of       March 14, 2000
-----------------                Directors
R. S. Williams

/s/David A. Bean                 Treasurer (principal           March 10, 2000
----------------                 financial and accounting
David A. Bean                    officer)

/s/Bynum R. Brown                Director                       March 14, 2000
-----------------
Bynum R. Brown

/s/William H. Bryan              Director                       March 14, 2000
-------------------
William H. Bryan

/s/D. Hugh Carlton               Director                       March 14, 2000
------------------
D. Hugh Carlton

/s/Robert J. Carroll             Director                       March 13, 2000
--------------------
Robert J. Carroll

/s/Hope H. Connell               Director                       March 14, 2000
------------------
Hope H. Connell

/s/J. Edwin Drew                 Director                       March 13, 2000
----------------
J. Edwin Drew

/s/Sam E. Ewell, Jr.             Director                       March 14, 2000
--------------------
Sam E. Ewell, Jr.

/s/Moses B. Gillam, Jr.          Director                       March 13, 2000
-----------------------
Moses B. Gillam, Jr.

/s/Leroy C. Hand, Jr.            Director                       March 14, 2000
--------------------
LeRoy C. Hand, Jr.

/s/J. D. Hines                   Director                       March 14, 2000
--------------
J. D. Hines

/s/Frank B. Holding              Director                       March 15, 2000
-------------------
Frank B. Holding

/s/George A. Hux                 Director                       March 15, 2000
----------------
George A. Hux

/s/M. J. McSorley                Director                       March 14, 2000
-----------------
M. J. McSorley

/s/W. B. Midyette, Jr.           Director                       March 13, 2000
----------------------
W. B. Midyette, Jr.

/s/W. Hunter Morgan              Director                       March 14, 2000
-------------------
W. Hunter Morgan

/s/John C. Pegram, Jr.           Director                       March 10, 2000
----------------------
John C. Pegram, Jr.

/s/Charles I. Pierce             Director                       March 13, 2000
--------------------
Charles I. Pierce, Sr.

/s/ W. A. Potts                  Director                       March 17, 2000
---------------
W. A. Potts

/s/Charles L. Revelle, Jr.       Director                       March 14, 2000
--------------------------
Charles L. Revelle, Jr.

/s/Watson N. Sherrod, Jr.        Director                       March 15, 2000
-------------------------
Watson N. Sherrod, Jr.

/s/ Charles O. Sykes             Director                       March 17, 2000
--------------------
Charles O. Sykes

/s/ Raymond M. Sykes             Director                       March 16, 2000
--------------------
Raymond M. Sykes

/s/John N. Walker                Director                       March 14, 2000
-----------------
John N. Walker

                                     EXHIBIT INDEX


    Exhibit
    Number                              Exhibit
    ------                              -------

     3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit
               3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

     3.2       Registrant's  Bylaws  (filed as exhibit  3.2 to the  Registrant's
               Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

     4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

     10.1* Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.2*     Tenth  Amendment  to  Noncompetition  and  Consulting   Agreement
               between R. S. Williams and Southern Bank and Trust Company dated December 31, 1999 (filed herewith)

     10.3* Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.4* Employment Agreement between Watson N. Sherrod, Jr. and Southern Bank and Trust Company (filed as exhibit 10.4 to the Registrant's 1998 Annual Report on Form 10-K and incorporated herein by reference)

     10.5 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference.)

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

     13        Registrant's 1999 Annual Report to Shareholders (filed herewith)

     22        Subsidiaries of the Registrant (filed herewith)

     27        Financial Data Schedule (filed herewith)

     99.1** Registrant's definitive Proxy Statement dated March 17, 2000 for the 2000 Annual Shareholders' Meeting