Form 10-Q
period 2000-03-31
SOUTHERN BANCSHARES NC INC
filed 2000-05-10
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000                 Commission File No. 0-10852

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

                                                   Yes [ X ]   No [   ]

Indicate the number of shares outstanding of the Registrant's common stock as of
the close of the period covered by this report.    118,526 shares

                                                                             (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                              March 31,    December 31,
CONSOLIDATED BALANCE SHEETS                                                      2000           1999
                                                                               ---------     ---------
(Dollars in thousands except per share data)

ASSETS

Cash and due from banks ...................................................    $  26,918     $  28,524
Federal funds sold ........................................................       13,375        20,370
Investment securities:
     Available-for-sale, at fair value (amortized cost
     $82,941 and $83,095, respectively) ...................................       91,970        94,084
     Held-to-maturity,  at amortized cost (fair value
     $115,923 and $99,979, respectively) ..................................      116,356       100,129
Loans .....................................................................      405,680       398,060
     Less allowance for loan losses .......................................       (6,184)       (6,188)
                                                                               ---------     ---------
Net loans .................................................................      399,496       391,872
Premises and equipment ....................................................       21,479        21,257
Intangible assets .........................................................        6,441         6,411
Accrued interest receivable ...............................................        5,215         4,730
Other assets ..............................................................        1,792         1,855
                                                                               ---------     ---------
              Total assets ................................................    $ 683,042     $ 669,232
                                                                               =========     =========

LIABILITIES
Deposits:

     Noninterest-bearing ..................................................    $  94,306     $  89,181
     Interest-bearing .....................................................      498,930       489,069
                                                                               ---------     ---------
Total deposits ............................................................      593,236       578,250
Short-term borrowings .....................................................        6,667         6,658
Long-term obligations .....................................................       23,000        23,000
Accrued interest payable ..................................................        4,430         4,471
Other liabilities .........................................................        1,799         1,909
                                                                               ---------     ---------
          Total liabilities ...............................................      629,132       614,288
                                                                               ---------     ---------

SHAREHOLDERS' EQUITY

SeriesB   non-cumulative   preferred   stock,  no  par  value;
      408,728  shares authorized; 397,170 and 397,370 shares issued
      and outstanding at March 31, 2000 and December 31, 1999, respectively        1,934         1,936
Series  C  non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825 shares issued and outstanding at March 31, 2000
      and December 31, 1999, respectively .................................          555           555
Common  stock,  $5  par  value;  158,485  shares authorized; 118,526 and
      118,912 shares issued and outstanding at March 31, 2000 and December
      31, 1999, respectively ..............................................          593           595
Surplus ...................................................................       10,000        10,000
Retained earnings .........................................................       34,900        34,606
Accumulated other comprehensive income ....................................        5,928         7,252
                                                                               ---------     ---------
        Total shareholders' equity ........................................       53,910        54,944
                                                                               ---------     ---------

              Total liabilities and shareholders' equity ..................    $ 683,042      $ 669,232
                                                                               =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                   (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                 Three Months Ended March 31,
                                                                                2000          1999
                                                                             ---------      ---------
(Dollars in thousands except share and per share data)
Interest income:
      Loans ............................................................     $   8,434      $   7,439
      Investment securities:
          U. S. Government .............................................         1,958          1,891
          State, county and municipal ..................................           478            434
          Other ........................................................           156            186
                                                                             ---------      ---------
               Total investment securities interest income .............         2,592          2,511
      Federal funds sold ...............................................           310            277
                                                                             ---------      ---------
                       Total interest income ...........................        11,336         10,227

Interest expense:
       Deposits ........................................................         4,738          4,378
       Short-term borrowings ...........................................            63             48
       Long-term obligations ...........................................           517            517
                                                                             ---------      ---------
                 Total interest expense ................................         5,318          4,943
                                                                             ---------      ---------
                     Net interest income ...............................         6,018          5,284
      Provision for loan losses ........................................            75             60
                                                                             ---------      ---------
                     Net interest income after provision for loan losses         5,943          5,224

Noninterest income:
     Service charges on deposit accounts ...............................           862            807
     Investment securities (losses) gains, net .........................          (843)             1
     Other service charges and fees ....................................           285            247
     Gain on sale of other real estate .................................            82           --
     Credit card merchant discount .....................................            72             28
     Gain (loss) on sale of loans ......................................            (2)           (40)
     Other .............................................................            28             66
                                                                             ---------      ---------
           Total noninterest income ....................................           484          1,109

Noninterest expense:
      Personnel ........................................................         2,823          2,733
      Data processing ..................................................           479            492
      Intangibles amortization .........................................           457            610
      Occupancy ........................................................           495            382
      Furniture and equipment ..........................................           382            358
      Professional fees ................................................           229            164
      Other ............................................................           927            662
                                                                             ---------      ---------
             Total noninterest expense .................................         5,792          5,401
                                                                             ---------      ---------
Income before income taxes .............................................           635            932
Income taxes ...........................................................           130            240
                                                                             ---------      ---------
                       Net income ......................................           505            692
                                                                             ---------      ---------

Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period .....................        (1,880)        (2,069)
      Less: reclassification adjustment for gains included in net income          (556)          --
                                                                             ---------      ---------
         Other comprehensive (loss) income .............................     $  (1,324)     $  (2,069)
                                                                             ---------      ---------
            Comprehensive income (loss) ................................     $    (819)     $  (1,377)
                                                                             =========      =========
Per share information:

   Net income per common share .........................................     $    3.44      $    4.99
   Cash dividends declared on common shares ............................          0.38           0.38
   Weighted average common shares outstanding ..........................       118,773        119,250
                                                                             =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(Dollars in thousands except per share data)
(Unaudited)

                                           Preferred Stock          Common  Stock
                                          -----------------      -----------------
                                               Series B               Series C
                                          ------------------     -----------------                                      Retained
                                           Shares     Amount     Shares     Amount   Shares      Amount    Surplus      Earnings
                                           ------     ------     ------     ------   ------      ------    -------      --------
Balance, December 31, 1998                 398,653    $1,942     40,373      $562    119,266      $596      $10,000      $31,571
Net income                                                                                                                   692
Retirement of stock                                                                      (80)                                (14)
Cash dividends:
  Common stock ($.38 per share)                                                                                              (45)
  Preferred   B   ($.22   per   share)                                                                                       (88)
  Preferred   C    ($.22  per   share)                                                                                        (9)
Unrealized loss on securities
  available-for-sale, net of tax
                                           -------    ------     ------      ----    -------      ----      -------      -------
Balance, March 31, 1999                    398,653    $1,942     40,373      $562    119,186      $596      $10,000      $32,107
                                           =======    ======     ======      ====    =======      ====      =======      =======

Balance, December 31, 1999                 397,370    $1,936     39,825      $555    118,912      $595      $10,000      $34,606
Net income                                                                                                                   505
Retirement of stock                           (200)       (2)                           (386)       (2)                      (70)
Cash dividends:
  Common stock ($.38 per share)                                                                                              (45)
  Preferred   B   ($.22   per   share)                                                                                       (87)
  Preferred   C    ($.22  per   share)                                                                                        (9)
Unrealized loss on securities
  available-for-sale, net of tax
                                           -------    ------     ------      ----    -------      ----      -------      -------
Balance, March 31, 2000                    397,170    $1,934     39,825      $555    118,526      $593      $10,000      $34,900
                                           =======    ======     ======      ====    =======      ====      =======      =======

                                            Compre-            Total
                                            hensive        Shareholders'
                                             Income           Equity
                                             ------           ------
Balance, December 31, 1998                   $11,362           $56,033
Net income                                                         692
Retirement of stock                                                (14)
Cash dividends:
  Common stock ($.38 per share)                                    (45)
  Preferred   B   ($.22   per   share)                             (88)
  Preferred   C    ($.22  per   share)                              (9)
Unrealized loss on securities
  available-for-sale, net of tax              (2,069)           (2,069)
                                           ----------   ---------------
Balance, March 31, 1999                       $9,293           $54,500
                                           ==========   ===============

Balance, December 31, 1999                    $7,252           $54,944
Net income                                                         505
Retirement of stock                                                (74)
Cash dividends:
  Common stock ($.38 per share)                                    (45)
  Preferred   B   ($.22   per   share)                             (87)
  Preferred   C    ($.22  per   share)                              (9)
Unrealized loss on securities
  available-for-sale, net of tax              (1,324)           (1,324)
                                           ----------   ---------------
Balance, March 31, 2000                       $5,928           $53,910
                                           ==========   ===============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      (Unaudited)
(In thousands)                                                                Three Months ended March 31,
(Unaudited)                                                                       2000           1999
                                                                                --------      ---------
OPERATING ACTIVITIES:

Net income ................................................................     $    505      $    692
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses .....................................           75            60
            Losses (gains) on sales and issuer calls of securities ........          843            (1)
            Loss on sale and abandonment of premises and equipment ........            8             2
            Net accretion on discounts on investments .....................          (17)          (20)
            Amortization of intangibles ...................................          502           610
            Depreciation ..................................................          413           362
            Net increase in accrued interest receivable ...................         (485)         (297)
            Net decrease in accrued interest payable ......................          (41)         (918)
            Net decrease (increase) in other assets .......................           63           (70)
            Net increase (decrease) in other liabilities ..................         (117)          256
                                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES .................................        1,749           676
                                                                                --------      --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment
          securities available-for-sale ...................................        6,598         6,090
      Proceeds from maturities and issuer calls of investment
          securities held-to-maturity .....................................       15,228        11,196
      Purchases of investment securities held-to-maturity .................      (33,089)       (6,967)
      Purchases of investment securities available-for-sale ...............       (5,000)      (15,678)
      Net cash received for branches acquired .............................        5,157          --
      Net decrease (increase) in loans ....................................       (6,364)          620
      Purchases of fixed assets ...........................................         (543)         (651)
                                                                                --------      --------

NET CASH USED IN INVESTING ACTIVITIES .....................................      (18,013)       (5,390)
                                                                                --------      --------
FINANCING ACTIVITIES:
     Net increase (decrease) in demand and interest-bearing demand deposits        2,470        (9,631)
     Net increase in time deposits ........................................        5,399         2,106
     Net proceeds of short-term borrowed funds ............................            9           294
     Cash dividends paid ..................................................         (141)         (142)
     Purchase and retirement of stock .....................................          (74)          (14)
                                                                                --------      --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..........................        7,663        (7,387)
                                                                                --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................     $ (8,601)     $(12,101)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR ........................       48,894        56,954
                                                                                --------      --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD ............................     $ 40,293      $ 44,853
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
     Interest .............................................................     $  5,360      $  5,861
     Income taxes .........................................................     $    233      $    145
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 1999, incorporated by reference in the 1999 Annual Report on Form 10-K.

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

Note 2. Investment securities

                                                      March  31, 2000                               December 31, 1999
                                                        (Unaudited)

                                      -----------------------------------------------  ---------------------------------------------
(In thousands)                                       Gross       Gross     Estimated                 Gross       Gross     Estimated
                                      Amortized   Unrealized   Unrealized      Fair    Amortized  Unrealized  Unrealized      Fair
                                         Cost        Gains       Losses       Value       Cost       Gains      Losses        Value
                                      --------     -------     -------       --------   --------   -------    -------     --------
 SECURITIES HELD-TO-MATURITY:
      U.  S. Government                $79,969           -        (671)       $79,298    $80,298        12      ($499)     $79,811
      Obligations of states
          and political subdivisions    36,287         323         (81)        36,529     19,731       347         (6)      20,072
      Corporate debenture                  100           -          (4)            96        100         -         (4)          96
                                      --------     -------     -------       --------   --------   -------    -------     --------
                                       116,356         323        (756)       115,923    100,129       359       (509)      99,979
                                      --------     -------     -------       --------   --------   -------    -------     --------

 SECURITIES AVAILABLE-FOR-SALE:

      U.  S. Government                 57,967           -        (626)        57,341     57,968         -       (551)      57,417
      Marketable equity securities      15,338       9,735        (196)        24,877     10,262    12,559     (1,112)      21,709
      Obligations of states
         and political subdivisions      8,342         182         (43)         8,481     13,472       178        (72)      13,578
     Mortgage-backed securities          1,294          13         (36)         1,271      1,393        14        (27)       1,380
                                      --------     -------     -------       --------   --------   -------    -------     --------
                                        82,941       9,930        (901)        91,970     83,095    12,751     (1,762)      94,084
                                      --------     -------     -------       --------   --------   -------    -------     --------
             Totals                   $199,297     $10,253     $(1,657)      $207,893   $183,224   $13,110    $(2,271)    $194,063
                                      ========     =======     =======       ========   ========   =======    =======     ========


During the three months ended March 31, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Note 3.  LOANS

                                                        (Unuadited)
      (Dollars in thousands)                              March 31,   December 31,
                                                             2000          1999
                                                          --------      --------
Commercial, financial and agricultural .............      $101,855      $101,128
Real estate:
      Construction .................................        11,186         8,647
Mortgage:
            One to four family residential .........       106,421       111,793
            Commercial .............................        84,774        74,873
            Equity line ............................        29,964        30,152
            Other ..................................        32,500        32,851
Consumer ...........................................        34,115        34,309
Lease financing ....................................         4,865         4,307
                                                          --------      --------
      Total loans ..................................      $405,680      $398,060
                                                          ========      ========
Loans held for sale ................................      $  6,508      $  3,508
Loans serviced for others ..........................      $178,316      $180,345

Note 4.  ALLOWANCE FOR LOAN LOSSES

      (Dollars in thousands)                                 (Unaudited)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000              1999
                                                      -------           --------
Balance at beginning of year ...............          $ 6,188           $ 5,962
  Provision for loan losses ................               75                60
  Loans charged off ........................             (101)             (186)
  Loan recoveries ..........................               22                62
                                                      -------           -------
Balance at end of the period ...............          $ 6,184           $ 5,898
                                                      =======           =======

Note 5. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2000 or 1999, the computation of basic and diluted earnings per share is the same.

Note 5. EARNINGS PER COMMON SHARE                             (Unaudited)
      (Dollars in thousands)                          Three Months Ended March 31,
                                                      ----------------------------
                                                        2000             1999
                                                      ----------      ---------
Net income .....................................      $     505       $     692
  Less: Preferred dividends ....................            (96)            (97)
                                                      ---------       ---------
Net income applicable to common shares .........      $     409       $     595
                                                      =========       =========

Weighted average common shares
  outstanding during the period ................        118,773         119,250
                                                      =========       =========

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2000, beneficially owned 32,294 shares, or 27.22%, of BancShares' outstanding common stock and 22,171 shares, or 5.58%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.25%, of BancShares' outstanding common stock, and 17,205 shares, or 4.33%, of BancShares' Series B preferred stock. The above totals include 17,205 Series B preferred shares, or 4.33%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2000, beneficially owned 2,533,689 shares, or 28.63%, and 1,491,324 shares, or 16.87%, of the Corporation's outstanding Class A common stock, and 644,631 shares, or 37.47%, and 194,497 shares, or 11.31%, of the Corporation's outstanding Class B common stock. The above totals include 487,557 Class A common shares, or 5.51%, and 104,644 Class B Common shares, or
6.08 %, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern acquired a branch in Ahoskie, North Carolina from First Citizens in 1999. In the fourth quarter of 2000 Southern expects to acquire, subject to regulatory approval, two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing approximately $71.0 million of deposits and approximately $64.0 million of loans. Southern expects to pay approximately $6.4 million to First Citizens for this acquisition.

(Dollars in thousands)
                                                       Six Months Ended March 31,
                                                       --------------------------
                                                       2000               1999
                                                        ----              ----
Data and item processing ...............                $605              $558
Forms, supplies and equipment ..........                  62                63
Trustee for employee benefit plans .....                  22                22
Consulting fees ........................                  20                26
Other services .........................                  29                22
                                                        ----              ----

                                                        $738              $691
                                                        ====              ====

Note 7. Subsequent Events

On April 17, 2000, Southern acquired the Battleboro, North Carolina, Nashville, North Carolina and Sharpsburg, North Carolina offices of Centura Bank. In connection with these acquisitions, Southern assumed total deposit liabilities of $32.6 million, purchased $5.1 million of loans and recorded $3.2 million of intangible assets.

In the fourth quarter of 2000 Southern expects to complete the acquisition discussed above under "Related Parties".

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2000 VS. FIRST THREE MONTHS OF 1999


INTRODUCTION

In the first three months of 2000, the net income of BancShares decreased $187,000 from $692,000 in the first three months of 1999 to $505,000 in the first three months of 2000, a decrease of 27.02%. This decrease resulted primarily from an adjustment for unrealized investment security losses, considered other than temporary, that more than offset increased interest and fees on commercial loans. One branch acquisition in September 1999, the opening of one new branch in November 1999 and one branch acquisition in February 2000 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the three months ended March 31, 2000.

Annualized per share net income available to common shares for the first three months of 2000 was $3.44, a decrease of $1.55, or 31.06%, from $4.99 in 1999.
The return on average equity decreased to 3.72%, for the period ended March 31, 2000, from 4.96% for the period ended March 31, 1999 and the return on average assets decreased to 0.30%, for the period ended March 31, 2000, from 0.43% for the period ended March 31, 1999.

At March 31, 2000, BancShares' assets totaled $683.0 million, an increase of $13.8 million, or 2.06%, from the $669.2 million reported at December 31, 1999. During this three month period, loans increased $7.6 million, or 1.91%, from $398.1 million to $405.7 million. During the three months ended March 31, 2000 investment securities increased $14.1 million, or 7.27% from $194.2 million at December 31, 1999 to $208.3 million at March 31, 2000. Total deposits increased $15.0 million, or 2.59% from $578.3 million at December 31, 1999 to $593.2 million at March 31, 2000. The above changes resulted principally from the acquisitions discussed below and the seasonal impact of the agricultural markets served by Southern .

ACQUISITIONS

In September 1999, Southern acquired $9.2 million of the loans and $14.8 million of the deposits of the Ahoskie office of First-Citizens Bank & Trust Company, a related party. Southern recorded intangible assets of $1.3 million for the Ahoskie acquisition.

In February 2000, Southern acquired $1.3 million of the loans and $7.1 million of the deposits of the Robersonville office of Cooperative Bank for Savings, Inc. Southern recorded intangible assets of $532,000 for the Robersonville acquisition.

These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to the purchases are not included in the consolidated financial statements. The proforma impact of the acquisitions and dispositions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements.

The comparisons of the three months ended March 31, 2000 to the three months ended March 31, 1999 are accordingly impacted by the above transactions.

INTEREST INCOME

Interest and fees on loans increased $995,000, or 13.38%, from $7.4 million for the three months ended March 31, 1999 to $8.4 million for the three months ended March 31, 2000. This increase was due to higher overall interest rates and increased loans as a result of the acquisitions discussed above. Average loans increased $35.2 million, or 9.68%, from $363.5 million for the three months ended March 31, 1999 to $398.7 million for the three months ended March 31, 2000. The yield on the loan portfolio was 8.19% in the three months ended March 31, 1999 and 8.52% in the three months ended March 31, 2000.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased 3.23%, from $2.5 million in the three months ended March 31, 1999 to $2.6 million in the three months ended March 31, 2000. This change was principally due to an increase in the volume of average investment securities from $190.3 million for the three months ended March 31, 1999 to $201.6 million for the three months ended March 31, 2000. In addition, the yield on investment securities increased from 5.35% for the three-month period ended March 31, 1999 to 5.43% for the three-month period ended March 31, 2000.

Interest income on federal funds sold increased $33,000 or 11.91%, from $277,000 for the three months ended March 31, 1999 to $310,000 for the three months ended March 31, 2000. This increase in income resulted from increased interest rates as average federal funds sold decreased from $23.3 million for the three months ended March 31, 1999 to an average of $21.9 million for the three months ended March 31, 2000. Average federal funds sold yields increased from 4.76% for the three months ended March 31, 1999 to 5.67% for the three months ended March 31, 2000.

Total interest income increased $1.1 million or 10.84%, from $10.2 million for the three months ended March 31, 1999 to $11.3 million for the three months ended March 31, 2000. This increase was primarily the result of volume increases resulting from the acquisitions discussed above and a 33 basis point increase in average earning asset yields.

Average earning asset yields increased from 7.12% for the three months ended March 31, 1999 to 7.45% for the three months ended March 31, 2000. Average earning assets increased from $577.1 million in the three months ended March 31, 1999 to $613.1 million in the period ended March 31, 2000. This $36.0 million increase in the average earning assets resulted primarily from the acquisitions discussed above.

INTEREST EXPENSE

Total interest expense increased $375,000 or 7.59%, from $4.9 million in the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. The principal reason for this increase was the overall increase in financial market rates by the Federal Reserve Bank. BancShares' total cost of funds increased from 3.96% for the three months ended March 31, 1999 to 4.10% for the three months ended March 31, 2000. Average interest-bearing deposits were $496.1 million in the three months ended March 31, 2000, an increase of $21.2 million from the $474.9 million average in the three months ending March 31, 1999. The increase in interest-bearing liabilities was primarily the result of the aforementioned acquisitions.

NET INTEREST INCOME

Net interest income increased to $6.0 million for the three months ended March 31, 2000 from $5.3 million for the three months ended March 31, 1999.

The interest rate spread for the three months ended March 31, 2000 was 3.35%, an increase of 20 basis points from the 3.15% interest rate spread for the three months ended March 31, 1999.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2000 management recorded $75,000 as provision for loan losses. Management recorded a $60,000 addition to the provision for loan losses for the three months ended March 31, 1999.

During the first three months of 2000 management charged-off loans totaling $100,000 and received recoveries of $21,000, resulting in net charge-offs of $79,000. During the same period in 1999, $186,000 in loans were charged-off and recoveries of $62,000 were received, resulting in net charge-offs of $124,000. The following table presents comparative Asset Quality ratios of BancShares:

                                                           (Unaudited)
                                                             March 31,     December 31,
                                                                2000           1999
                                                                ----           ----
Ratio of annualized net loans charged off
          to average loans .........................            0.08%         0.16%

Allowance for loan losses
           to loans ................................            1.52%         1.55%

Non-performing loans

            to loans ...............................            0.38%         0.19%

Non-performing loans and assets
            to total assets ........................            0.27%         0.17%

Allowance for loan losses
            to non-performing loans ................          398.20%       830.60%


The ratio of annualized net charge-offs to average loans outstanding decreased to 0.08% for the three months ended March 31, 2000 from 0.16% for the year ended December 31, 1999. The allowance for loan losses represented 1.52% of loans at March 31, 2000. The allowance for loan losses represented 1.55% of loans at December 31, 1999. Loans increased $7.6 million, or 1.91% from $398.1 million at December 31, 1999 to $405.7 million at March 31, 2000.

The ratio of nonperforming loans to loans, increased from 0.19% at December 31, 1999 to 0.38% at March 31, 2000. Nonperforming loans and assets to total assets increased to 0.27% at March 31, 2000 from 0.17% at December 31, 1999. The allowance for loan losses to nonperforming loans represented 398.20% of nonperforming loans at March 31, 2000, a decrease from the 830.60% at December 31, 1999. The above performance declines resulted primarily from an increase in nonperforming loans to $1.6 million at March 31, 2000 from $745,000 at December 31, 1999. The nonperforming loans at March 31, 2000 included $183,000 of nonaccrual loans, $1.4 million of accruing loans 90 days or more past due and $42,000 of restructured loans. BancShares had $279,000 of assets classified as other real estate at March 31, 2000. BancShares had $414,000 of assets classified as other real estate at December 31, 1999.

Management considers the March 31, 2000 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2000 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were less than the nonaccrual and restructured loan amounts presented above and no additional allowances for loan losses were required for these impaired loans.

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

NONINTEREST INCOME

During the three months ended March 31, 2000, BancShares realized a $625,000 decrease in noninterest income primarily as a result of a net loss on available-for-sale investment securities of $843,000.

During the three months ended March 31, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $391,000 or 7.24%, from $5.4 million in the three months ended March 31, 1999 to $5.8 million in the three months ended March 31, 2000.

This increase was primarily due to an increase in personnel expense of $90,000, or 3.29%, from $2.7 million at March 31, 1999 to $2.8 million at March 31, 2000 and increased occupancy, furniture and equipment expense and other expenses resulting principally from acquisitions discussed above.

INCOME TAXES

In the three months ended March 31, 2000, BancShares had income tax expense of $130,000, a decrease of $110,000 from $240,000 in the prior year period. This decrease is due primarily to decreased earnings resulting from the write-down of investment securities discussed above. The resulting effective tax rate for the three months ended March 31, 2000 was 20.47%. The effective tax rate for the three months ended March 31, 1999 was 25.75%. The effective tax rates in 1999 and 2000 differ from the federal statutory rates of 34.00% for 1999 and 35.00% for 2000 primarily due to tax exempt income.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses.

In June 1998, the Trust issued $23.0 million of 8.25% Capital Securities maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures") which, upon consolidation of BancShares, are eliminated. The Junior Debentures, with a maturity of 2028, are the primary assets of the Trust. With respect to the Capital Securities, BancShares irrevocably and unconditionally guarantees the Trust's obligations.

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at March 31, 2000.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 2000 was 8.60%. At December 31, 1999, Southern's leverage capital ratio was 8.47%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2000, Southern's Total RBC ratio was 16.45%. At December 31, 1999 the RBC ratio was 16.28%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $5.9 million at March 31, 2000, and $7.3 million at December 31, 1999. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                 (Unaudited)
                                                   March 31,          December 31,
                                                      2000                1999
                                                      ----                ----
(Dollars in thousands)
Risk-based capital:
Tier 1 capital ...........................          $ 56,437           $ 55,398
Total capital ............................            63,389             62,967
Risk-adjusted assets .....................           385,276            386,761
Average tangible assets ..................           655,935            654,268

Tier 1 capital ratio  (1) ................             14.65%             14.32%
Total capital ratio  (1) .................             16.45%             16.28%
Leverage capital ratio  (1) ..............              8.60%              8.47%

-----------
(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.


At March 31, 2000 and December 31, 1999, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 38.16% at March 31, 2000 and 29.34% at December 31, 1999.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2000 and for the three months ended March 31, 1999. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2000 jumbo time deposits represented 10.77% of total deposits compared to 10.44% of total deposits at December 31, 1999.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

ACCOUNTING AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statement 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this statement on January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

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

Other matters

In April 2000, BancShares acquired the Battleboro, North Carolina, the Nashville, North Carolina and the Sharpsburg, North Carolina offices of Centura Bank. BancShares has received regulatory approval to open de novo branches in three new eastern North Carolina markets. These offices are planned to open in the fourth quarter of 2000.

On April 28, 2000 Southern announced, subject to regulatory approval, the planned fourth quarter 2000 acquisitions of one Nashville, North Carolina and two Rocky Mount, North Carolina offices of First-Citizens Bank & Trust Company, a related party. In connection with these acquisitions, Southern expects to assume total deposit liabilities of approximately $71.0 million, to purchase approximately $64.0 million of loans and to record approximately $6.4 million of intangible assets.

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

                               SOUTHERN BANCSHARES (N.C.), INC.

                               /s/John C. Pegram, Jr.
Dated: May 9, 2000             ----------------------
                               John C. Pegram, Jr.,
                               President and Chief Executive Officer


                                /s/David A. Bean
Dated: May 8, 2000             -----------------
                               David A. Bean,
                               Secretary, Treasurer and Chief Financial Officer