Form 10-Q
period 2000-06-30
SOUTHERN BANCSHARES NC INC
filed 2000-08-11
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000            Commission File No. 0-10852

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

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the quarter covered by this report.

                                 118,225 shares



Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                                                                                               (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                June 30,            December 31,
CONSOLIDATED BALANCE SHEETS                                                                        2000                 1999
                                                                                            -------------------    ----------------

(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                                                            $ 28,411            $ 28,524
Federal funds sold                                                                                    9,905              20,370
Investment securities:
   Available-for-sale, at fair value (amortized cost $95,296 and $83,095, respectively)             103,759              94,084
   Held-to-maturity, at amortized cost (fair value $113,786 and $99,979, respectively)              114,018             100,129
Loans                                                                                               424,250             398,060
   Less allowance for loan losses                                                                    (6,351)             (6,188)
                                                                                               -------------       -------------
Net loans                                                                                           417,899             391,872
Premises and equipment                                                                               23,778              21,257
Intangible assets                                                                                     8,732               6,411
Accrued interest receivable                                                                           5,709               4,730
Other assets                                                                                          1,644               1,855
                                                                                               -------------       -------------
              Total assets                                                                        $ 713,855           $ 669,232
                                                                                               =============       =============

LIABILITIES
Deposits:
     Noninterest-bearing                                                                          $ 102,359            $ 89,181
     Interest-bearing                                                                               521,079             489,069
                                                                                               -------------       -------------
Total deposits                                                                                      623,438             578,250
Short-term borrowings                                                                                 8,255               6,658
Long-term obligations                                                                                23,000              23,000
Accrued interest payable                                                                              4,191               4,471
Other liabilities                                                                                       690               1,909
                                                                                               -------------       -------------
          Total liabilities                                                                         659,574             614,288
                                                                                               -------------       -------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized;
      370,541 and 397,370 shares issued and outstanding at June 30, 2000 and December
      31,1999, respectively                                                                          1,805               1,936
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825
      shares issued and outstanding at June 30, 2000  and December 31, 1999, respectively               555                 555
Common stock, $5 par value; 158,485 shares authorized; 118,225 and 118,912 shares
       issued and outstanding at June 30, 2000 and December 31, 1999, respectively                      591                 595
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    35,745              34,606
Accumulated other comprehensive income                                                                5,585               7,252
                                                                                               -------------       -------------
        Total shareholders' equity                                                                   54,281              54,944
                                                                                               -------------       -------------

              Total liabilities and shareholders' equity                                          $ 713,855           $ 669,232
                                                                                               =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                       (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                                             Three Months Ended June 30,
      INCOME                                                                                       2000              1999
                                                                                                   ----              ----
(Dollars in thousands except share and per share data)

Interest income:
     Loans                                                                                       $ 9,024           $ 7,625
     Investment securities:
         U. S. Government                                                                          2,236             1,858
         State, county and municipal                                                                 491               453
         Other                                                                                       141               188
                                                                                              -----------       -----------
               Total investment securities interest income                                         2,868             2,499
    Federal funds sold                                                                               301               153
                                                                                              -----------       -----------
                          Total interest income                                                   12,193            10,277

Interest expense:
       Deposits                                                                                    5,327             4,323
       Short-term borrowings                                                                          97                49
       Long-term obligations                                                                         518               518
                                                                                              -----------       -----------
                           Total interest expense                                                  5,942             4,890
                                                                                              -----------       -----------
                                   Net interest income                                             6,251             5,387
      Provision for loan losses                                                                       75                60
                                                                                              -----------       -----------
                                   Net interest income after provision for loan losses             6,176             5,327

Noninterest income:
     Service charges on deposit accounts                                                             993               916
     Investment securities (losses) gains, net                                                         -                 -
     Other service charges and fees                                                                  401               272
     Gain (loss) on sale of other real estate                                                        (36)              (34)
     Credit card merchant discount                                                                    86               147
     Gain (loss) on sale of loans                                                                    (98)             (149)
     Other                                                                                           144                87
                                                                                              -----------       -----------
           Total noninterest income                                                                1,490             1,239

Noninterest expense:
      Personnel                                                                                    2,902             2,674
      Data processing                                                                                579               469
      Intangibles amortization                                                                       594               258
      Occupancy                                                                                      515               397
      Furniture and equipment                                                                        430               368
      Professional fees                                                                              180               129
      Other                                                                                          929             1,044
                                                                                              -----------       -----------
             Total noninterest expense                                                             6,129             5,339
                                                                                              -----------       -----------
Income before income taxes                                                                         1,537             1,227
Income taxes                                                                                         330               270
                                                                                              -----------       -----------
                       Net income                                                                  1,207               957
                                                                                              -----------       -----------
Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period                                                   213              (119)
       Less: reclassification adjustment for gains included in net income                              -                 -
                                                                                              -----------       -----------
                       Total comprehensive (loss) income                                         $ 1,420             $ 838
                                                                                              ===========       ===========
Per share information:
   Net income per common share                                                                    $ 9.40            $ 7.22
   Cash dividends declared on common shares                                                         0.37              0.37
   Weighted average common shares outstanding                                                    118,267           119,186
                                                                                              ===========       ===========


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                       (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                                              Six Months Ended June 30,
      INCOME                                                                                      2000              1999
                                                                                                  ----              ----
(Dollars in thousands except share and per share data)

Interest income:
     Loans                                                                                     $ 17,458          $ 15,064
     Investment securities:
         U. S. Government                                                                         4,194             3,749
         State, county and municipal                                                                969               887
         Other                                                                                      297               374
                                                                                              ----------       -----------
               Total investment securities interest income                                        5,460             5,010
    Federal funds sold                                                                              611               430
                                                                                              ----------       -----------
                          Total interest income                                                  23,529            20,504

Interest expense:
       Deposits                                                                                  10,065             8,701
       Short-term borrowings                                                                        160                97
       Long-term obligations                                                                      1,035             1,035
                                                                                              ----------       -----------
                           Total interest expense                                                11,260             9,833
                                                                                              ----------       -----------
                                   Net interest income                                           12,269            10,671
      Provision for loan losses                                                                     150               120
                                                                                              ----------       -----------
                                   Net interest income after provision for loan losses           12,119            10,551

Noninterest income:
     Service charges on deposit accounts                                                          1,855             1,723
     Investment securities (losses) gains, net                                                     (843)                1
     Other service charges and fees                                                                 686               519
     Gain (loss) on sale of other real estate                                                        46               (34)
     Credit card merchant discount                                                                  158               175
     Gain (loss) on sale of loans                                                                  (100)             (189)
     Other                                                                                          172               119
                                                                                              ----------       -----------
           Total noninterest income                                                               1,974             2,314

Noninterest expense:
      Personnel                                                                                   5,725             5,407
      Data processing                                                                             1,058               961
      Intangibles amortization                                                                    1,051               868
      Occupancy                                                                                   1,010               779
      Furniture and equipment                                                                       812               726
      Professional fees                                                                             409               293
      Other                                                                                       1,856             1,672
                                                                                              ----------       -----------
             Total noninterest expense                                                           11,921            10,706
                                                                                              ----------       -----------
Income before income taxes                                                                        2,172             2,159
Income taxes                                                                                        460               510
                                                                                              ----------       -----------
                       Net income                                                                 1,712             1,649
                                                                                              ----------       -----------
Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period                                               (1,667)           (2,188)
       Less: reclassification adjustment for gains included in net income                          (556)                -
                                                                                              ----------       -----------
                       Total comprehensive (loss) income                                          $ 601            $ (539)
                                                                                              ==========       ===========
Per share information:
   Net income per common share                                                                  $ 12.83           $ 11.93
   Cash dividends declared on common shares                                                        0.75              0.75
   Weighted average common shares outstanding                                                   118,520           119,218
                                                                                              ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Dollars in thousands except per share data)
(Unaudited)

                                                                       Preferred Stock                       Common  Stock
                                                  ----------------------------------------------------   ------------------------
                                                             Series B                  Series C
                                                    ------------------------   ----------------------
                                                       Shares       Amount        Shares      Amount       Shares        Amount
                                                    ------------ -----------   -----------  ---------   ------------    ---------
Balance, December 31, 1998                            398,653       $1,942        40,373       $562       119,266         $596
Net income
Retirement of stock                                      (952)          (5)         (548)        (5)          (80)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Unrealized loss on securities
  available-for-sale, net of tax
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, June 30, 1999                                397,701       $1,937        39,825       $557       119,186         $596
                                                  ============   ===========   ===========   =========   ============   =========


Balance, December 31, 1999                            397,370       $1,936        39,825       $555       118,912         $595
Net income
Retirement of stock                                   (26,829)        (131)                                  (687)          (4)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Unrealized loss on securities
  available-for-sale, net of tax
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, June 30, 2000                                370,541       $1,805        39,825       $555       118,225         $591
                                                  ============   ===========   ===========   =========   ============   =========

                                                                                     Accumulated
                                                                                        Other
                                                                                       Compre-                Total
                                                                      Retained         hensive            Shareholders'
                                                       Surplus        Earnings         Income                Equity
                                                     ------------   -------------  ----------------  ----------------------
Balance, December 31, 1998                             $10,000        $31,571          $11,362               $56,033
Net income                                                              1,649                                  1,649
Retirement of stock                                                       (21)                                   (31)
Cash dividends:
  Common stock ($.75 per share)                                           (89)                                   (89)
  Preferred B ($.44 per share)                                           (175)                                  (175)
  Preferred C ($.44 per share)                                            (18)                                   (18)
Unrealized loss on securities
  available-for-sale, net of tax                                                        (2,188)               (2,188)
                                                     ------------   -------------  ----------------  ----------------------
Balance, June 30, 1999                                 $10,000        $32,917           $9,174               $55,181
                                                     ============   =============  ================  ======================


Balance, December 31, 1999                             $10,000        $34,606           $7,252               $54,944
Net income                                                              1,712                                  1,712
Retirement of stock                                                      (294)                                  (429)
Cash dividends:
  Common stock ($.75 per share)                                           (88)                                   (88)
  Preferred B ($.44 per share)                                           (173)                                  (173)
  Preferred C ($.44 per share)                                            (18)                                   (18)
Unrealized loss on securities
  available-for-sale, net of tax                                                        (1,667)               (1,667)
                                                     ------------   -------------  ----------------  ----------------------
Balance, June 30, 2000                                 $10,000        $35,745           $5,585               $54,281
                                                     ============   =============  ================  ======================

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        (Unaudited)
                                                                                                 Six months ended June 30,
(Thousands)                                                                                        2000             1999
                                                                                                ----------       ----------

OPERATING ACTIVITIES:
Net income                                                                                     $   1,712        $   1,649
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                                150              120
            Gains on sales and issuer calls of securities                                            843               (1)
            Loss on sale and abandonment of premises and equipment                                     8                1
            Net accretion on discounts on investments                                                (43)             (42)
            Amortization of intangibles                                                            1,051              868
            Depreciation                                                                             843              731
            Net increase in accrued interest receivable                                             (979)            (248)
            Net decrease in accrued interest payable                                                (280)            (672)
            Net decrease (increase) in other assets                                                  239               61
            Net (decrease) increase in other liabilities                                          (1,230)             503
                                                                                               ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          2,314            2,970
                                                                                               ----------       ----------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale       12,162           17,111
      Proceeds from maturities and issuer calls of investment securities held-to-maturity         23,666           22,798
      Purchases of investment securities held-to-maturity                                        (41,863)         (23,645)
      Purchases of investment securities available-for-sale                                      (20,000)         (15,000)
      Net cash received for branches acquired                                                     26,074                -
      Net increase in loans                                                                      (19,705)         (15,516)
      Purchases of fixed assets                                                                   (2,800)          (1,400)
                                                                                               ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                                                            (22,466)         (15,652)
                                                                                               ----------       ----------

FINANCING ACTIVITIES:
     Net increase (decrease) in demand and interest-bearing demand deposits                        1,376           (8,706)
     Net increase (decrease) in time deposits                                                      7,309           (1,286)
     Net proceeds of short-term borrowed funds                                                     1,597            1,807
     Cash dividends paid                                                                            (279)            (282)
     Purchase and retirement of stock                                                               (429)             (31)
                                                                                               ----------       ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                   9,574           (8,498)
                                                                                               ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      $ (10,578)       $ (21,180)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                48,894           56,954
                                                                                               ----------       ----------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                 $  38,316        $  35,774
                                                                                               ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                  $  11,540        $  10,505
     Income taxes                                                                              $     484        $     247
                                                                                               ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 47 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 2. Investment securities                                                         June 30, 2000
                                                              -----------------------------------------------------------
(In thousands, unaudited)                                                        Gross           Gross          Estimated
                                                              Amortized       Unrealized      Unrealized          Fair
                                                                 Cost            Gains          Losses            Value
                                                            ---------------  --------------  --------------  ------------
    SECURITIES HELD-TO-MATURITY:
         U. S. Government                                    $  89,673               -            (541)        $  89,132
         Obligations of states
             and political subdivisions                         24,245             318              (4)           24,559
         Corporate debenture                                       100               -              (5)               95
                                                           ------------  --------------  --------------  ----------------
                                                               114,018             318            (550)          113,786
                                                           ------------  --------------  --------------  ----------------

    SECURITIES AVAILABLE-FOR-SALE:
         U. S. Government                                    $  71,959               -            (456)        $  71,503
         Marketable equity securities                           13,921           9,213            (434)           22,700
         Obligations of states
            and political subdivisions                           8,177             192             (33)            8,336
        Mortgage-backed securities                               1,239              53             (72)            1,220
                                                           ------------  --------------  --------------  ----------------
                                                                95,296           9,458            (995)          103,759
                                                           ------------  --------------  --------------  ----------------

                          Totals                             $ 209,314         $ 9,776        $ (1,545)        $ 217,545
                                                           ============  ==============  ==============  ================


Note 2. Investment securities                                                   December 31, 1999
                                                           ---------------------------------------------------------
(In thousands, unaudited)                                                     Gross           Gross        Estimated
                                                           Amortized        Unrealized     Unrealized         Fair
                                                              Cost            Gains          Losses          Value
                                                           -------------   -------------  -------------- -----------
    SECURITIES HELD-TO-MATURITY:
         U. S. Government                                 $  80,298              12            (499)      $  79,811
         Obligations of states
             and political subdivisions                      19,731             347              (6)         20,072
         Corporate debenture                                    100               -              (4)             96
                                                           ---------   -------------  -------------- ---------------
                                                            100,129             359            (509)         99,979
                                                           ---------   -------------  -------------- ---------------

    SECURITIES AVAILABLE-FOR-SALE:
         U. S. Government                                 $  57,968               -            (551)      $  57,417
         Marketable equity securities                        10,262          12,559          (1,112)         21,709
         Obligations of states
            and political subdivisions                       13,472             178             (72)         13,578
        Mortgage-backed securities                            1,393              14             (27)          1,380
                                                           ---------   -------------  -------------- ---------------
                                                             83,095          12,751          (1,762)         94,084
                                                           ---------   -------------  -------------- ---------------

                          Totals                          $ 183,224        $ 13,110        $ (2,271)      $ 194,063
                                                           =========   =============  ============== ===============

During the six months ended June 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Note 3.  LOANS
      (Dollars in thousands, unaudited)                            June 30,       December 31,
                                                                     2000            1999
                                                                 ------------    ------------
    Commercial, financial and agricultural                        $ 106,533        $ 101,128
    Real estate:
          Construction                                               13,054            8,647
          Mortgage:
                One to four family residential                      108,919          111,793
                Commercial                                           89,864           74,873
                Equityline                                           30,774           30,152
                Other                                                33,637           32,851
    Consumer                                                         36,207           34,309
    Lease financing                                                   5,262            4,307
                                                                ------------     ------------
      Total loans                                                 $ 424,250        $ 398,060
                                                                ============     ============
    Loans held for sale                                           $   2,254        $   3,508
    Loans serviced for others                                     $ 179,683        $ 180,345


Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                                 (Unaudited)
                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
    Balance at beginning of year                      $ 6,188         $ 5,962
      Provision for loan losses                           150             120
      Loans charged off                                  (155)           (423)
      Loan recoveries                                     168              86
                                                     -----------     -----------
    Balance at end of the period                      $ 6,351         $ 5,745
                                                     ===========     ===========


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

Note 5. EARNINGS PER COMMON SHARE                                (Unaudited)                      (Unaudited)
      (Dollars in thousands)                             Three Months Ended June 30,        Six Months Ended June 30,
                                                        ----------------------------       --------------------------
                                                             2000           1999               2000          1999
                                                         ----------     -----------        ---------     -----------
    Net income                                             $ 1,207        $   957           $ 1,712         $ 1,649
      Less: Preferred dividends                                (95)           (96)             (191)           (193)
                                                         ----------     ----------         ---------     -----------
    Net income applicable to common shares                 $ 1,112        $   861           $ 1,521         $ 1,456
                                                         ==========     ==========         =========     ===========

    Weighted average common shares
      outstanding during the period                        118,267        119,186           118,520         119,218
                                                         ==========     ==========         =========     ===========

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2000, beneficially owned 32,294 shares, or 27.32%, of BancShares' outstanding common stock and 4,966 shares, or 1.34%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.32%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2000, beneficially owned 2,532,334 shares, or 28.72%, and 1,491,324 shares, or 16.91%, of the Corporation's outstanding Class A common stock, and 646,932 shares, or 37.60%, and 197,046 shares, or 11.45%, of the Corporation's outstanding Class B common stock. The above totals include 487,557 Class A common shares, or 5.53%, and 104,644 Class B Common shares, or 6.08%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern acquired a branch in Ahoskie, North Carolina from First Citizens in 1999. In the fourth quarter of 2000 Southern expects to acquire, subject to regulatory approval, two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing approximately $66.0 million of deposits and approximately $64.0 million of loans. Southern expects to pay approximately $5.9 million to First Citizens for this acquisition.

The following table lists the various charges paid to the Corporation:


      (Dollars in thousands)                          (Unaudited)
                                                Six Months Ended June 30,
                                               --------------------------
                                                    2000         1999
                                               ------------  -----------
    Data and item processing                      $ 1,221       $1,100
    Forms, supplies and equipment                     145          135
    Trustee for employee benefit plans                 45           44
    Consulting fees                                    40           45
    Other services                                     51           65
                                               -----------   -----------

                                                  $ 1,502       $1,389
                                               ===========   ===========


Note 7. Subsequent Events

Southern plans to open its first Greenville, North Carolina branch in the third quarter of 2000, in a banking facility purchased in the second quarter of 2000, at 2310 South Charles Street. In the fourth quarter of 2000 Southern expects to complete the acquisitions discussed above under "Note 6. Related Parties".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED
2000 VS. SIX MONTHS ENDED 1999


INTRODUCTION

In the first six months of 2000, the net income of BancShares increased approximately $63,000 from $1.6 million in the first six months of 1999 to $1.7 million in the first six months of 2000, an increase of 3.82%. This increase resulted primarily from the reduction in the estimated tax rate in 2000. One branch acquisition in September 1999, the opening of Southern's first Clinton, North Carolina office in November 1999, one branch acquisition in February 2000, three branch acquisitions in April 2000 and preparations for the third quarter opening of Southern's first Greenville, North Carolina office resulted in increased personnel expense and other related operating expenses for the six months ended June 30, 2000. BancShares also recorded a charge of $855,000 to investment securities gains (losses) to reduce the carrying values of certain marketable equity securities in the first three months of 2000.

Per share net income available to common shares for the first six months of 2000 was $12.83, an increase of $0.62, or 5.07%, from $12.21 for the first six months of 1999. The annualized return on average equity increased to 6.31%, for the period ended June 30, 2000, from 5.95% for the period ended June 30, 1999 and the return on average assets decreased to 0.50%, for the period ended June 30, 2000, from 0.51% for the period ended June 30, 1999.

At June 30, 2000, BancShares' assets totaled $713.9 million, an increase of $44.6 million, or 6.67%, from the $669.2 million reported at December 31, 1999. During this six month period, cash and due from banks decreased $113,000, or 0.40% from $28.5 million to $28.4 million. During this six month period, federal funds sold decreased $10.5 million, or 51.37% from $20.4 million to $9.9 million. During this six month period, loans increased $26.2 million, or 6.58%, from $398.1 million to $424.3 million. During the six months ended June 30, 2000 investment securities increased $23.6 million, or 12.13% from $194.2 million at December 31, 1999 to $217.8 million at June 30, 2000. Total deposits increased $45.2 million, or 7.81% from $578.3 million at December 31, 1999 to $623.4 million at June 30, 2000. The above changes resulted principally from the acquisitions and new branch opening discussed below and the seasonal impact of the agricultural markets served by Southern.

ACQUISITIONS

In September 1999, Southern acquired $9.2 million of the loans and $14.8 million of the deposits of the Ahoskie office of First Citizens, a related party. Southern recorded intangible assets of $1.3 million for the Ahoskie acquisition.

In February 2000, Southern acquired $1.3 million of the loans and $7.1 million of the deposits of the Robersonville office of Cooperative Bank for Savings, Inc. Southern recorded intangible assets of $532,000 for the Robersonville acquisition.

In April 2000, Southern acquired $5.1 million of the loans and $29.4 million of the deposits of the Battleboro, Nashville and Sharpsburg offices of Centura Bank. Southern recorded intangible assets of $3.2 million for the Centura acquisitions.

These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to the purchases are not included in the consolidated financial statements. The proforma impact of the acquisitions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements.

The comparisons of the six months ended June 30, 2000 to the six months ended June 30, 1999 are accordingly impacted by the above transactions. Southern had no acquisitions in the six months ended June 30, 1999.


INTEREST INCOME

Interest and fees on loans increased $2.4 million, or 15.89%, from $15.1 million for the six months ended June 30, 1999 to $17.5 million for the six months ended June 30, 2000. This increase resulted from both overall higher loan portfolio yields and increased balances. Average loans for the six months ended June 30, 2000 were $407.1 million, an increase of 9.26% from $372.6 million for the prior year period. This increase in average loans was principally the result of loan growth in the existing branches as the acquisitions discussed above resulted in growth of only approximately $6.5 million in average loans. The yield on the loan portfolio was 8.06% for the six months ended June 30, 1999 and 8.58% in the six months ended June 30, 2000.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $450,000 or 8.98%, from $5.0 million in the six months ended June 30, 1999 to $5.5 million in the six months ended June 30, 2000. This increase was due to an increase in the volume of average investment securities for the six months ended June 30, 2000 to $199.7 million as compared to $197.6 million for the same 1999 period and an overall increase in portfolio yields. The increase in volume principally resulted from the acquisitions discussed above. The yield on investment securities was 5.26% for the six-month period ended June 30, 1999 and 5.49% for the six-month period ended June 30, 2000.

Interest income on federal funds sold increased $181,000, or 42.09%, from $430,000 for the six months ended June 30, 1999 to $611,000 for the six months ended June 30, 2000. This increase in income resulted from both an increase in the average federal funds sold to $20.9 million for the six months ended June 30, 2000 from an average of $18.1 million for the six months ended June 30, 1999 and an increase in the yield on federal funds. The increase in average federal funds resulted primarily from the acquisitions discussed above. Average federal funds sold yields were 5.81% for the six months ended June 30, 2000, up from 4.73% for the six months ended June 30, 1999.

Total interest income increased $3.0 million or 14.75%, from $20.5 million for the six months ended June 30, 1999 to $23.5 million for the six months ended June 30, 2000. This increase was the result of a 47 basis point increase in average earning asset yields and an increase of $44.4 million in average earning assets.

Average earning asset yields for the six months ended June 30, 2000 increased to 7.51% from the 7.04% yield on average earning assets for the six months ended June 30, 1999. Average earning assets increased from $583.3 million in the six months ended June 30, 1999 to $627.7 million in the six months ended June 30, 2000. This $44.4 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $1.4 million, or 14.51%, from $9.8 million in the six months ended June 30, 1999 to $11.3 million for the six months ended June 30, 2000. The principal reasons for this increase were the increase in the cost of deposits, the increase in the cost of short-term borrowings and increased deposits primarily from the acquisitions discussed above. BancShares' total cost of funds increased from 3.92% for the six months ended June 30, 1999 to 4.21% for the six months ended June 30, 2000. Average interest-bearing deposits were $508.5 million in the six months ended June 30, 2000, an increase of $34.1 million from the $474.4 million average in the six months ending June 30, 1999. The increase in interest-bearing deposits was primarily the result of the aforementioned acquisitions .


NET INTEREST INCOME

Net interest income was $12.3 million for the six months ended June 30, 2000 and $10.7 million for the six months ended June 30, 1999.

The interest rate spread for the six months ended June 30, 2000 was 3.30%, an increase of 19 basis points from the 3.11% interest rate spread for the six months ended June 30, 1999.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the six months ended June 30, 2000 management recorded $150,000 as a provision for loan losses. Management made a $120,000 addition to the provision for loan losses for the six months ended June 30, 1999.

During the first six months of 2000 management charged-off loans totaling $155,000 and received recoveries of $168,000, resulting in net recoveries of $13,000. During the same period in 1999, $423,000 in loans were charged-off and recoveries of $87,000 were received, resulting in net charge-offs of $336,000. For the six months ended June 30, 2000 $150,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $163,000 from December 31, 1999. The following table presents comparative Asset Quality ratios of BancShares:


                                                   (Unaudited)
                                                     June 30,      December 31,
                                                       2000           1999
                                                   ------------   -------------
Ratio of annualized net loans charged off
          to average loans                            0.00%           0.16%

Allowance for loan losses
           to loans                                   1.50%           1.55%

Non-performing loans
            to loans                                  0.45%           0.19%

Non-performing loans and assets
            to total assets                           0.29%           0.17%

Allowance for loan losses
            to non-performing loans                 333.56%         830.60%


The ratio of annualized net charge-offs to average loans outstanding decreased to -0.00% for the six months ended June 30, 2000 from 0.16% for the year ended December 31, 1999. The allowance for loan losses represented 1.50% of loans at June 30, 2000. The allowance for loan losses represented 1.55% of loans at December 31, 1999. The allowance for loan losses to loans ratio was impacted by the acquisitions discussed above. Loans increased $26.2 million, or 6.58% from $398.1 million at December 31, 1999 to $424.3 million at June 30, 2000.

The ratio of nonperforming loans to loans, increased from 0.19% at December 31, 1999 to 0.45% at June 30, 2000. Nonperforming loans and assets to total assets increased to 0.29% at June 30, 2000 from 0.17% at December 31, 1999. The allowance for loan losses to nonperforming loans represented 333.56% of nonperforming loans at June 30, 2000, a decrease from the 830.60% at December 31, 1999. The above performance declines resulted primarily from an increase in nonperforming loans to $1.9 million at June 30, 2000 from $745,000 at December 31, 1999. The nonperforming loans at June 30, 2000 included $272,000 of nonaccrual loans, $1.6 million of accruing loans 90 days or more past due and $41,000 of restructured loans. BancShares had $182,000 of assets classified as other real estate at June 30, 2000. BancShares had $414,000 of assets classified as other real estate at December 31, 1999.

Management considers the June 30, 2000 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2000 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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


NONINTEREST INCOME

During the six months ended June 30, 2000, BancShares realized a $312,000 decrease in noninterest income primarily as a result of a $843,000 net loss recorded for available-for-sale investment securities.

During the six months ended June 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Service charges on deposit accounts for the six months ended June 30, 2000 increased $132,000 and other service charges and fees for the six months ended June 30, 2000 increased $167,000 over the six months ended June 30, 1999 primarily as a result of the acquisitions discussed above. Losses on the sale of mortgage loans for the six months ended June 30, 2000 decreased $151,000 from the six months ended June 30, 1999 primarily as a result of decreased mortgage lending due to increasing mortgage interest rates in the six months ended June 30, 2000.

NONINTEREST EXPENSE

Noninterest expense increased $1.2 million or 11.57%, from $10.8 million in the six months ended June 30, 1999 to $12.0 million in the six months ended June 30, 2000.

This increase was primarily due to an increase in personnel expense of $318,000, or 5.88%, from $5.4 million at June 30, 1999 to $5.7 million at June 30, 2000 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.


INCOME TAXES

In the six months ended June 30, 2000, BancShares had income tax expense of $460,000, a decrease of $50,000 from $510,000 in the prior year period. The majority of this decrease is due to the effect of a reduction in the effective tax rate for the six months ended June 30, 2000. The resulting effective tax rate for the six months ended June 30, 2000 was 21.18%. The effective tax rate for the six months ended June 30, 1999 was 23.62%. The effective tax rate in 2000 of 21.18% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - SECOND QUARTER OF
2000 VS. SECOND QUARTER OF 1999


INTRODUCTION

In the three months ended June 30, 2000, the net income of BancShares increased $250,000 from $957,000 in the three months ended June 30, 1999 to $1.2 million in the three months ended June 30, 2000, an increase of 26.12%. The increase in net income for the quarter ended June 30, 2000 resulted primarily from increased net interest income that more than offset increased personnel expense and other related operating expenses of one branch acquisition each in September 1999 and February 2000, the opening of one new branch in November 1999 and three branch acquisitions in April 2000.

Per share net income available to common shares for the three months ended June 30, 2000 was $9.40, an increase of $2.18, or 30.19%, from $7.22 in the three months ended June 30, 1999.


ACQUISITIONS

In April 2000 Southern acquired $5.1 million of the loans and $29.4 million of the deposits of the Battleboro, Nashville and Sharpsburg offices of Centura Bank. Southern recorded intangible assets of $2.9 million for the Centura acquisitions. Southern had no acquisitions in the quarter ended June 30, 1999. The comparisons of the three months ended June 30, 2000 to the three months ended June 30, 1999 are accordingly impacted by the acquisitions discussed above.


INTEREST INCOME

Interest and fees on loans increased $1.4 million, or 18.35%, from $7.6 million for the quarter ended June 30, 1999 to $9.0 million for the quarter ended June 30, 2000. This increase was due to both increased balances and higher overall 2000 interest rates. Average loans for the quarter ended June 30, 2000 were $415.8 million, an increase of 10.88% from $375.0 million for the prior year quarter. The yield on the loan portfolio was 8.05% for the three months ended June 30, 1999 and 8.64% for the three months ended June 30, 2000.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $369,000, or 14.77%, from $2.5 million in the three months ended June 30, 1999 to $2.9 million in the three months ended June 30, 2000. This increase was due to both higher overall interest rates and an increase in the average investment portfolio. The acquisitions discussed above resulted in increased average investment securities for the quarter ended June 30, 2000 to $206.4 million as compared to $193.9 million for the same 1999 quarter. The yield on investment securities was 5.17% for the quarter ended June 30, 1999 and 5.55% for the quarter ended June 30, 2000.

Interest income on federal funds sold increased $148,000, or 96.73%, from $153,000 for the quarter ended June 30, 1999 to $301,000 for the quarter ended June 30, 2000. This increase in income resulted from both an increase in rates and an increase in volume. The volume increase resulted primarily from the acquisitions discussed above. The average federal funds sold was $19.9 million for the quarter ended June 30, 2000 compared to an average of $12.9 million for the quarter ended June 30, 1999. Average federal funds sold yields were 5.97% for the quarter ended June 30, 2000 up from 4.69% for the quarter ended June 30, 1999.

Total interest income increased $1.9 million, or 18.64%, from $10.3 million for the quarter ended June 30, 1999 to $12.2 million for the quarter ended June 30, 2000. This increase was the result of both an increase in average earning asset yields and an increase in the average earning assets resulting from the acquisitions discussed above.

Average earning asset yields for the quarter ended June 30, 2000 increased to 7.57% from the 7.02% yield on average earning assets for the quarter ended June 30, 1999. Average earning assets increased from $581.8 million in the quarter ended June 30, 1999 to $642.1 million in the quarter ended June 30, 2000. This $60.3 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $1.1 million or 21.51%, from $4.9 million in the three months ended June 30, 1999 to $5.9 million for the second quarter ended June 30, 2000. The principal reason for this increase was both increased balances resulting from the acquisitions discussed above and higher costs of deposits and short-term borrowings.


NET INTEREST INCOME

Net interest income was $6.3 million for the three months ended June 30, 2000 and $5.4 million for the three months ended June 30, 1999.

The interest rate spread for the quarter ended June 30, 2000 was 3.26%, an increase of 12 basis points from the 3.14% interest rate spread for the quarter ended June 30, 1999.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2000 management recorded $75,000 as a provision for loan losses. Management made a $60,000 provision for loan losses for the quarter ended June 30, 1999.

During the three months ended June 30, 2000 management charged-off loans totaling $54,000 and received recoveries of $146,000, resulting in net recoveries for the three months ended June 30, 2000 of $92,000. During the three months ended June 30, 1999, $237,000 in loans were charged-off and recoveries of $25,000 were received, resulting in net charge-offs of $212,000 for the three months ended June 30, 1999.


NONINTEREST INCOME

During the three months ended June 30, 2000, BancShares' noninterest income increased $313,000 principally as a result of the acquisitions discussed above. Service charges on deposit accounts for the three months ended June 30, 2000 increased $77,000 and other service charges and fees for the three months ended June 30, 2000 increased $129,000 over the three months ended June 30, 1999 primarily as a result of the acquisitions discussed above. Losses on the sale of mortgage loans for the three months ended June 30, 2000 decreased $113,000 from the three months ended June 30, 1999 primarily as a result of increasing mortgage interest rates resulting in decreased loan production in the three months ended June 30, 2000.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $852,000 or 15.96%, from $5.3 million in the three months ended June 30, 1999 to $6.2 million in the three months ended June 30, 2000.

This increase was primarily due to an increase in personnel expense of $228,000, or 8.53%, from $2.7 million for the quarter ended June 30, 1999 to $2.9 million for the quarter ended June 30, 2000 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.


INCOME TAXES

In the three months ended June 30, 2000, BancShares had income tax expense of $330,000, an increase of $60,000 from $270,000 in the prior year quarter. The majority of this increase is due to increased earnings that more than offset a reduction in the estimated effective tax rate of 21.47% for the quarter ended June 30, 2000. The estimated effective tax rate for the quarter ended June 30, 1999 was 22.00%. The effective tax rate for the quarter ended June 30, 2000 of 21.47%
differs from the federal statutory rate of 35.00% primarily due to tax exempt income.


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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at June 30, 2000.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at June 30, 2000 was 8.04%. At December 31, 1999, Southern's leverage capital ratio was 8.47%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2000, Southern's Total RBC ratio was 15.55%. At December 31, 1999 the RBC ratio was 16.28%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $5.6 million at June 30, 2000, and $7.3 million at December 31, 1999. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                              (Unaudited)
                                                June 30,          December 31,
                                                  2000                1999
                                            ----------------   -----------------
      (Dollars in thousands)

Risk-based capital:
   Tier 1 capital                            $   55,452          $   55,398
   Total capital                                 62,614              62,967
Risk-adjusted assets                            402,604             386,761
Average tangible assets                         689,377             654,268

Tier 1 capital ratio (1)                          13.77%              14.32%
Total capital ratio (1)                           15.55%              16.28%
Leverage capital ratio (1)                         8.04%               8.47%

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 29.60% at June 30, 2000 and 29.34% at December 31, 1999.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2000 and for the six months ended June 30, 1999. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2000 jumbo time deposits represented 10.49% of total deposits. At December 31, 1999 jumbo time deposits represented 10.44% of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

ACCOUNTING AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statements 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares plans to adopt this statement on January 1, 2001 and does not anticipate any material effect on its consolidated financial statements.

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


Other matters

Southern plans to open its first Greenville, North Carolina branch in the third quarter of 2000, in a banking facility purchased in the second quarter of 2000, at 2310 South Charles Street. Southern has also announced, subject to regulatory approval, the planned fourth quarter 2000 acquisitions of one Nashville, North Carolina and two Rocky Mount, North Carolina offices of First-Citizens Bank & Trust Company, a related party. In connection with these acquisitions, Southern expects to assume total deposit liabilities of approximately $66.0 million, to purchase approximately $64.0 million of loans and to record approximately $5.9 million of intangible assets.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment and the core deposits without contractual maturity level as of June 30, 2000. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of June 30, 2000. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2001 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2000.

(Dollars in thousands, unaudited)
                                                         Maturing in the years ended June 30
                                       2001        2002       2003       2004       2005       Thereafter     Total      Fair Value
Assets
      Loans
          Fixed rate                $ 53,640    $ 30,865   $ 44,808    $ 32,621   $ 20,608      $ 74,654    $ 257,196    $ 248,979
          Average rate (%)              8.48%       8.74%      8.43%       8.58%      8.62%         6.94%        8.08%

         Variable rate              $ 97,023    $ 12,595   $  6,870    $  6,010   $  6,019      $ 38,537    $ 167,054    $ 167,054
          Average rate (%)              9.81%       9.59%      9.78%       9.85%      9.65%         8.85%        9.57%

       Investment securities
          Fixed rate                $ 91,822    $ 82,907   $  7,325    $  2,424   $  1,775      $ 22,087    $ 208,340    $ 216,571
          Average rate (%)              5.26%       6.24%      7.68%       8.34%      8.36%         6.89%        5.97%

         Variable rate                     -           -          -           -          -      $    974    $     974    $     974
          Average rate (%)                 -           -          -           -          -          6.43%        6.43%

Liabilities
         Savings and interest
             bearing checking

          Fixed rate               $ 193,999           -          -           -          -             -    $ 193,999    $ 193,999
          Average rate (%)              1.88%          -          -           -          -             -         1.88%

Certificates of deposit
          Fixed rate               $ 267,012    $ 31,965   $ 14,348    $  6,116          -             -    $ 319,441    $ 318,890
          Average rate (%)              5.58%       6.20%      6.23%       5.35%         -             -         5.67%

         Variable rate             $   5,597    $  2,042          -           -          -             -    $   7,639    $   7,639
          Average rate (%)              5.11%       5.33%         -           -          -             -         5.17%

Long-term debt

          Fixed rate                       -           -          -           -          -        23,000    $  23,000    $  19,550
          Average rate (%)                 -           -          -           -          -          8.25%        8.25%

Part ii - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 19, 2000 the annual meeting of shareholders was held. Twenty-three Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified and KPMG LLP was ratified as BancShares' independent public accountants for 2000.

Matter                       For   Against   Withheld  Abstentions   Broker Non-Votes

ELECTION OF DIRECTORS:
Bynum R. Brown              91,196    0         83          0               0
William H. Bryan            91,196    0         83          0               0
D. Hugh Carlton             91,196    0         83          0               0
Robert J. Carroll           91,196    0         83          0               0
Hope H. Connell             91,196    0         83          0               0
J. Edwin Drew               91,196    0         83          0               0
Samuel E. Ewell, Jr.        91,196    0         83          0               0
Moses B. Gilliam, Jr.       91,196    0         83          0               0
LeRoy C. Hand, Jr.          91,196    0         83          0               0
Joseph D. Hines             91,196    0         83          0               0
Frank B. Holding            91,196    0         83          0               0
George A. Hux               91,196    0         83          0               0
M. J. McSorley              91,196    0         83          0               0
W. Hunter Morgan            91,196    0         83          0               0
John C. Pegram, Jr.         91,196    0         83          0               0
Charles I. Pierce, Sr.      91,196    0         83          0               0
W. A. Potts                 91,196    0         83          0               0
Charles L. Revelle, Jr.     91,196    0         83          0               0
Watson N. Sherrod, Jr.      91,196    0         83          0               0
Charles O. Sykes            91,196    0         83          0               0
Raymond M. Sykes            91,196    0         83          0               0
John N. Walker              91,196    0         83          0               0
R. S. Williams              91,196    0         83          0               0

RATIFICATION OF INDEPENDENT ACCOUNTANTS:

Matter                       For   Against   Withheld  Abstentions   Broker Non-Votes

KPMG LLP                    91,093   28          0        176               0

Item 5. Other Information.

Forward-looking statements

The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifiers such as "expect," "believe," "estimate," "plan," "project" or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SOUTHERN BANCSHARES (N.C.), INC.



August 10, 2000               /s/ John C. Pegram, Jr.
---------------               --------------------------------------------------
     Date                     John C. Pegram, Jr.,
                              President and Chief Executive Officer



August 10, 2000               /s/ David A. Bean
---------------               --------------------------------------------------
     Date                     David A. Bean,
                              Secretary, Treasurer and Chief Financial Officer