Form 10-Q
period 2000-09-30
SOUTHERN BANCSHARES NC INC
filed 2000-11-09
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000             Commission File No. 0-10852

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

                                 116,839 shares

Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                                                                                              (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                             September 30,         December 31,
CONSOLIDATED BALANCE SHEETS                                                                       2000                  1999
                                                                                             ----------------      ---------------

(Dollars in thousands except per share data)
ASSETS
Cash and due from banks                                                                             $ 34,779             $ 28,524
Federal funds sold                                                                                    24,005               20,370
Investment securities:
   Available-for-sale, at fair value (amortized cost $99,635 and $83,095, respectively)              111,071               94,084
   Held-to-maturity,  at amortized cost (fair value $93,824 and $99,979, respectively)                93,607              100,129
Loans                                                                                                430,001              398,060
    Less allowance for loan losses                                                                    (6,450)              (6,188)
                                                                                             ----------------      ---------------
Net loans                                                                                            423,551              391,872
Premises and equipment                                                                                24,344               21,257
Intangible assets                                                                                      8,068                6,411
Accrued interest receivable                                                                            6,720                4,730
Other assets                                                                                           2,061                1,855
                                                                                             ----------------      ---------------
              Total assets                                                                         $ 728,206            $ 669,232
                                                                                             ================      ===============

LIABILITIES
Deposits:
     Noninterest-bearing                                                                           $ 102,805             $ 89,181
     Interest-bearing                                                                                529,978              489,069
                                                                                             ----------------      ---------------
Total deposits                                                                                       632,783              578,250
Short-term borrowings                                                                                  9,656                6,658
Long-term obligations                                                                                 23,000               23,000
Accrued interest payable                                                                               3,823                4,471
Other liabilities                                                                                      1,826                1,909
                                                                                             ----------------      ---------------
          Total liabilities                                                                          671,088              614,288
                                                                                             ----------------      ---------------

SHAREHOLDERS' EQUITY
Series   B   non-cumulative  preferred  stock,  no  par  value; 408,728  shares  authorized;
      367,524  and  397,370  shares  issued  and  outstanding  at  September  30, 2000  and
      December 31, 1999, respectively                                                                  1,790                1,936
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825
      shares   issued   and   outstanding  at  September  30, 2000  and  December  31, 1999,
      respectively                                                                                       555                  555
Common  stock,  $5  par  value;  158,485  shares authorized; 116,839 and 118,912 shares
       issued and outstanding at September 30, 2000 and December 31, 1999, respectively                  584                  595
Surplus                                                                                               10,000               10,000
Retained earnings                                                                                     36,641               34,606
Accumulated other comprehensive income                                                                 7,548                7,252
                                                                                             ----------------      ---------------
        Total shareholders' equity                                                                    57,118               54,944
                                                                                             ----------------      ---------------

              Total liabilities and shareholders' equity                                           $ 728,206            $ 669,232
                                                                                             ================      ===============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                           (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                               Three Months Ended September 30,
           INCOME                                                                      2000                1999
                                                                                       ----                ----
(Dollars in thousands except share and per share data)
Interest income:
Loans                                                                                $ 9,508            $ 7,951
Investment securities:
    U. S. Government                                                                   2,268              1,858
    State, county and municipal                                                          492                400
    Other                                                                                145                178
                                                                               --------------       ------------
            Total investment securities interest income                                2,905              2,436
Federal funds sold                                                                       197                146
                                                                               --------------       ------------
                         Total interest income                                        12,610             10,533

Interest expense:
       Deposits                                                                        5,788              4,352
       Short-term borrowings                                                             115                 63
       Long-term obligations                                                             519                531
                                                                               --------------       ------------
             Total interest expense                                                    6,422              4,946
                                                                               --------------       ------------
                     Net interest income                                               6,188              5,587
      Provision for loan losses                                                          150                465
                                                                               --------------       ------------
                     Net interest income after provision for loan losses               6,038              5,122

Noninterest income:
     Service charges on deposit accounts                                               1,036                914
     Other service charges and fees                                                      330                315
     Credit card merchant discount                                                       255                160
     Investment securities (losses) gains, net                                            97                  -
     Other                                                                                91                 13
                                                                               --------------       ------------
           Total noninterest income                                                    1,809              1,402

Noninterest expense:
      Personnel                                                                        2,959              2,730
      Intangibles amortization                                                           634                389
      Data processing                                                                    548                458
      Occupancy                                                                          509                406
      Furniture and equipment                                                            438                494
      Professional fees                                                                  152                120
      Other                                                                              951                726
                                                                               --------------       ------------
             Total noninterest expense                                                 6,191              5,323
                                                                               --------------       ------------
Income before income taxes                                                             1,656              1,201
Income taxes                                                                             340                290
                                                                               --------------       ------------
                       Net income                                                      1,316                911
                                                                               --------------       ------------
Other comprehensive income (loss) net of tax:
   Unrealized gains (losses) arising during period                                     1,963               (866)
   Less: reclassification adjustment for gains included in net income                      -                  -
                                                                               --------------       ------------
       Total comprehensive (loss) income                                             $ 3,279               $ 45
                                                                               ==============       ============
Per share information:
   Net Income per common share                                                       $ 10.41             $ 6.81
   Cash dividends declared on common shares                                             0.38               0.38
   Weighted average common shares outstanding                                        117,481            119,172
                                                                               ==============       ============


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                         (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                              Nine Months Ended September 30,
           INCOME                                                                     2000              1999
                                                                                      ----              ----
(Dollars in thousands except share and per share data)
Interest income:
Loans                                                                              $ 26,966          $ 23,015
Investment securities:
    U. S. Government                                                                  6,462             5,607
    State, county and municipal                                                       1,461             1,287
    Other                                                                               442               552
                                                                               -------------      ------------
            Total investment securities interest income                               8,365             7,446
Federal funds sold                                                                      808               576
                                                                               -------------      ------------
                         Total interest income                                       36,139            31,037

Interest expense:
       Deposits                                                                      15,853            13,053
       Short-term borrowings                                                            275               160
       Long-term obligations                                                          1,554             1,566
                                                                               -------------      ------------
             Total interest expense                                                  17,682            14,779
                                                                               -------------      ------------
                     Net interest income                                             18,457            16,258
      Provision for loan losses                                                         300               585
                                                                               -------------      ------------
                     Net interest income after provision for loan losses             18,157            15,673

Noninterest income:
     Service charges on deposit accounts                                              2,891             2,637
     Other service charges and fees                                                     954               877
     Credit card merchant discount                                                      413               335
     Investment securities (losses) gains, net                                         (746)                1
     Other                                                                              233              (139)
                                                                               -------------      ------------
           Total noninterest income                                                   3,745             3,711

Noninterest expense:
      Personnel                                                                       8,684             8,137
      Intangibles amortization                                                        1,685             1,257
      Data processing                                                                 1,607             1,419
      Occupancy                                                                       1,519             1,185
      Furniture and equipment                                                         1,250             1,220
      Professional fees                                                                 561               398
      Other                                                                           2,768             2,408
                                                                               -------------      ------------
             Total noninterest expense                                               18,074            16,024
                                                                               -------------      ------------
Income before income taxes                                                            3,828             3,360
Income taxes                                                                            800               800
                                                                               -------------      ------------
                       Net income                                                     3,028             2,560
                                                                               -------------      ------------
Other comprehensive income (loss) net of tax:
   Unrealized gains (losses) arising during period                                      296            (3,054)
   Less: reclassification adjustment for gains included in net income                  (556)                -
                                                                               -------------      ------------
       Total comprehensive (loss) income                                            $ 2,768            $ (494)
                                                                               =============      ============
Per share information:
   Net Income per common share                                                      $ 23.22           $ 19.02
   Cash dividends declared on common shares                                            1.13              1.13
   Weighted average common shares outstanding                                       118,171           119,203
                                                                               =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(Dollars in thousands except per share data)
(Unaudited)

                                                                       Preferred Stock                       Common  Stock
                                                  ----------------------------------------------------   ------------------------
                                                             Series B                   Series C
                                                  --------------------------   -----------------------
                                                       Shares         Amount        Shares       Amount       Shares        Amount
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, December 31, 1998                            398,653       $ 1,942        40,373      $  562        119,266      $  596
Net income
Retirement of stock                                    (1,015)           (5)         (548)         (7)          (266)         (1)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.66 per share)
  Preferred C ($.66 per share)
Unrealized loss on securities
  available-for-sale, net of tax
  benefit of $1,573
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, September 30, 1999                           397,638       $ 1,937        39,825      $  555        119,000      $  595
                                                  ============   ===========   ===========   =========   ============   =========

Balance, December 31, 1999                            397,370       $ 1,936        39,825      $  555        118,912      $  595
Net income
Retirement of stock                                   (29,846)         (146)                                  (2,073)        (11)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.66 per share)
  Preferred C ($.66 per share)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $151
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, September 30, 2000                           367,524       $ 1,790        39,825      $  555        116,839      $  584
                                                  ============   ===========   ===========   =========   ============   =========



                                                                                      Accumulated
                                                                                          Other
                                                                                         Compre-                Total
                                                                        Retained         hensive            Shareholders'
                                                         Surplus        Earnings         Income                Equity
                                                    ------------   -------------  ----------------  ----------------------
Balance, December 31, 1998                             $ 10,000        $ 31,571          $ 11,362               $  56,033
Net income                                                                2,560                                     2,560
Retirement of stock                                                         (54)                                      (67)
Cash dividends:
  Common stock ($1.13 per share)                                           (135)                                     (135)
  Preferred B ($.66 per share)                                             (265)                                     (265)
  Preferred C ($.66 per share)                                              (28)                                      (28)
Unrealized loss on securities
  available-for-sale, net of tax
  benefit of $1,573                                                                        (3,054)                 (3,054)
                                                    ------------   -------------  ----------------  ----------------------
Balance, September 30, 1999                            $ 10,000        $ 33,649          $  8,308               $  55,044
                                                    ============   =============  ================  ======================

Balance, December 31, 1999                             $ 10,000        $ 34,606          $  7,252               $  54,944
Net income                                                                3,028                                     3,028
Retirement of stock                                                        (575)                                     (732)
Cash dividends:
  Common stock ($1.13 per share)                                           (134)                                     (134)
  Preferred B ($.66 per share)                                             (258)                                     (258)
  Preferred C ($.66 per share)                                              (26)                                      (26)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $151                                                                             296                     296
                                                    ------------   -------------  ----------------  ----------------------
Balance, September 30, 2000                            $ 10,000        $ 36,641          $  7,548               $  57,118
                                                    ============   =============  ================  ======================

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             (Unaudited)
                                                                                                    Nine months ended September 30,
(Thousands)                                                                                           2000                 1999
                                                                                                ----------------      --------------

OPERATING ACTIVITIES:
Net income                                                                                           $  3,028            $   2,560
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                                     300                  585
            Losses (gains) on sales and issuer calls of securities available-for-sale                     746                   (1)
            Loss on sale and abandonment of premises and equipment                                          8                   95
            Amortization of intangibles                                                                 1,685                1,257
            Depreciation and net accretion on investments                                               1,147                1,051
            Net increase in accrued interest receivable                                                (1,990)              (1,118)
            Net decrease in accrued interest payable                                                     (648)                (506)
            Net decrease (increase) in other assets                                                      (148)                 446
            Net decrease in other liabilities                                                             (94)              (1,331)
                                                                                                --------------      ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               4,034                3,038
                                                                                                --------------      ---------------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale            12,022               26,188
      Proceeds from maturities and issuer calls of investment securities held-to-maturity              49,556               32,131
      Proceeds from sales of investment securities available-for-sale                                   1,600                   30
      Purchases of investment securities held-to-maturity                                             (48,014)             (31,537)
      Purchases of investment securities available-for-sale                                           (26,000)             (23,000)
      Net increase in loans                                                                           (25,507)             (19,512)
      Proceeds from net cash received for branches acquired                                            26,074                3,991
      Purchases of premises and equipment                                                              (3,749)              (2,096)
                                                                                                --------------      ---------------

NET CASH USED BY INVESTING ACTIVITIES                                                                 (14,018)             (13,805)
                                                                                                --------------      ---------------

FINANCING ACTIVITIES:
     Net increase in demand and interest-bearing demand deposits                                         (153)              (4,143)
     Net increase (decrease) in time deposits                                                          18,179                 (715)
     Net proceeds of short-term borrowed funds                                                          2,998                2,036
     Cash dividends paid                                                                                 (418)                (428)
     Purchase and retirement of stock                                                                    (732)                 (67)
                                                                                                --------------      ---------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                       19,874               (3,317)
                                                                                                --------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 $  9,890            $ (14,084)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                     48,894               56,954
                                                                                                --------------      ---------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                       $ 58,784            $  42,870
                                                                                                ==============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                        $ 18,330            $  15,285
     Income taxes                                                                                       $ 915            $     543
                                                                                                ==============      ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale, net of tax (expense) and benefit
   of $151 and $1,573, respectively                                                                  $    296            $  (3,054)
                                                                                                ==============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 48 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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

Reclassifications

Certain prior year year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

                                                                                       Unaudited
Note 2. Investment securities                                                       September 30, 2000

                                                              ------------------------------------------------------------------
(In thousands)                                                                       Gross           Gross           Estimated
                                                                  Amortized       Unrealized       Unrealized          Fair
                                                                     Cost            Gains           Losses            Value
                                                              ---------------  --------------   -------------   ----------------

    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                                        $   72,693              69            (211)        $   72,551
         Obligations of states
             and political subdivisions                               20,814             365              (1)            21,178
         Corporate debenture                                             100               -              (5)                95
                                                              ---------------  --------------   -------------   ----------------
                                                                      93,607             434            (217)            93,824
                                                              ---------------  --------------   -------------   ----------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                                        $   76,987             122            (221)        $   76,888
         Marketable equity securities                                 13,326          11,429            (109)            24,646
         Obligations of states
            and political subdivisions                                 8,177             246             (18)             8,405
        Mortgage-backed securities                                     1,145              12             (25)             1,132
                                                              ---------------  --------------   -------------   ----------------
                                                                      99,635          11,809            (373)           111,071
                                                              ---------------  --------------   -------------   ----------------

                          Totals                                  $  193,242       $  12,243        $   (590)        $  204,895
                                                              ===============  ==============   =============   ================

Note 2. Investment securities                                                          December 31, 1999

                                                              ----------------------------------------------------------------
(In thousands)                                                                        Gross          Gross         Estimated
                                                                  Amortized        Unrealized      Unrealized         Fair
                                                                     Cost             Gains          Losses          Value
                                                              ---------------   --------------  -------------  ---------------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                                        $   80,298               12           (499)      $   79,811
         Obligations of states
             and political subdivisions                               19,731              347             (6)          20,072
         Corporate debenture                                             100                -             (4)              96
                                                              ---------------   --------------  -------------  ---------------
                                                                     100,129              359           (509)          99,979
                                                              ---------------   --------------  -------------  ---------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                                        $   57,968                -           (551)      $   57,417
         Marketable equity securities                                 10,262           12,559         (1,112)          21,709
         Obligations of states
            and political subdivisions                                13,472              178            (72)          13,578
        Mortgage-backed securities                                     1,393               14            (27)           1,380
                                                              ---------------   --------------  -------------  ---------------
                                                                      83,095           12,751         (1,762)          94,084
                                                              ---------------   --------------  -------------  ---------------

                          Totals                                  $  183,224       $   13,110      $  (2,271)      $  194,063
                                                              ===============   ==============  =============  ===============


During the nine months ended September 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) during the first quarter of 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Note 3.  LOANS                                                          Unuadited
      (Dollars in thousands)                                           September 30,         December 31,
                                                                             2000                1999
                                                                  ------------------    ------------------
    Commercial, financial and agricultural                                 $107,155              $101,128
    Real estate:
          Construction                                                       15,923                 8,647
          Mortgage:
                One to four family residential                              109,353               111,793
                Commercial                                                   92,413                74,873
                Equityline                                                   30,535                30,152
                Other                                                        32,929                32,851
    Consumer                                                                 35,866                34,309
    Lease financing                                                           5,827                 4,307
                                                                  ------------------    ------------------
      Total loans                                                          $430,001              $398,060
                                                                  ==================    ==================
    Loans held for sale, included above                                    $  1,353              $  3,508
    Loans serviced for others, not included above                          $178,938              $180,345

Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                                             (Unaudited)
                                                                Nine Months Ended September 30,
                                                          ----------------------------------------
                                                                    2000                  1999
                                                          ------------------    ------------------
    Balance at beginning of year                                     $6,188                $5,962
      Provision for loan losses                                         300                   585
      Loans charged off                                                (301)                 (537)
      Loan recoveries                                                   263                   123
                                                          ------------------    ------------------
    Balance at end of the period                                     $6,450                $6,133
                                                          ==================    ==================

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

                                                           (Unaudited)                                  (Unaudited)
   (Dollars in thousands)                      Three Months Ended September 30,               Nine Months Ended September 30,
                                            ----------------------------------------     -----------------------------------------
                                                    2000                  1999                  2000                    1999
                                            ------------------    ------------------     ---------------        ------------------
 Net income                                            $1,316                  $911              $3,028                    $2,560
   Less: Preferred dividends                              (93)                 (100)               (284)                     (293)
                                            ------------------    ------------------     ---------------        ------------------
 Net income applicable to common shares                $1,223                  $811              $2,744                    $2,267
                                            ==================    ==================     ===============        ==================

 Weighted average common shares
   outstanding during the period                      117,481               119,172             118,171                   119,203
                                            ==================    ==================     ===============        ==================

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2000, beneficially owned 32,526 shares, or 27.84%, of BancShares' outstanding common stock and 4,966 shares, or 1.35%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.60%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2000, beneficially owned 2,533,097 shares, or 28.79%, and 1,491,324 shares, or 16.92%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 37.79%, and 199,052 shares, or 11.57%, of the Corporation's outstanding Class B common stock. The above totals include 487,557 Class A common shares, or 5.53%, and 104,644 Class B Common shares, or 6.08%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). Southern acquired a branch in Ahoskie, North Carolina from First Citizens in 1999. In the fourth quarter of 2000 Southern expects to acquire two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing approximately $80.0 million of deposits and approximately $80.0 million of loans. Southern expects to pay approximately $7.2 million to First Citizens for this acquisition.

The following table lists the various charges paid to the Corporation in accordance with the aforementioned service contracts:

      (Dollars in thousands)                                          (Unaudited)
                                                            Nine Months Ended September 30,
                                                       ----------------------------------------
                                                             2000                  1999
                                                       ------------------    ------------------
    Data and item processing                                      $1,816                $1,620
    Forms, supplies and equipment                                    213                   216
    Trustee for employee benefit plans                                74                    66
    Consulting fees                                                   55                    66
    Other services                                                    65                    95
                                                       ------------------    ------------------

                                                                  $2,223                $2,063
                                                       ==================    ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED
2000 VS. NINE MONTHS ENDED 1999


INTRODUCTION

In the first nine months of 2000, the net income of BancShares increased approximately $387,000 from $2.6 million in the first nine months of 1999 to $3.0 million in the first nine months of 2000, an increase of 14.65%. This increase resulted due to several factors including a reduction in the provision for loan loss for 2000. In 1999 the provision for loan losses had been increased as a result of the impact of several hurricanes within BancShares market. One branch acquisition in September 1999, the opening of Southern's first Clinton, North Carolina office in November 1999, one branch acquisition in February 2000, three branch acquisitions in April 2000 and the September 1, 2000 opening of Southern's first Greenville, North Carolina office resulted in increased personnel expense and other related operating expenses for the nine months ended September 30, 2000. BancShares also recorded a charge of $855,000 to investment securities gains (losses) to reduce the carrying values of certain marketable equity securities in the first three months of 2000.

Per share net income available to common shares for the first nine months of 2000 was $23.22, an increase of $4.20, or 22.08%, from $19.02 for the first nine months of 1999. The annualized return on average equity increased to 7.33%, for the period ended September 30, 2000, from 6.15% for the period ended September 30, 1999 and the return on average assets increased to 0.56%, for the period ended September 30, 2000, from 0.53% for the period ended September 30, 1999.

At September 30, 2000, BancShares' assets totaled $728.2 million, an increase of $59.0 million, or 8.82%, from the $669.2 million reported at December 31, 1999. During this nine month period, cash and due from banks increased $6.3 million, or 21.93% from $28.5 million to $34.8 million. During this nine month period, federal funds sold increased $3.6 million, or 17.84% from $20.4 million to $24.0 million. During this nine month period, loans increased $31.9 million, or 8.02%, from $398.1 million to $430.0 million. During the nine months ended September 30, 2000 investment securities increased $10.5 million, or 5.39% from $194.2 million at December 31, 1999 to $204.7 million at September 30, 2000. Total deposits increased $54.5 million, or 9.43% from $578.3 million at December 31, 1999 to $632.8 million at September 30, 2000. The above changes resulted principally from the acquisitions and new branch openings discussed below and the seasonal impact of the agricultural markets served by Southern .

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

In September 2000 Southern opened its first Greenville, North Carolina branch.

The comparisons of the nine months ended September 30, 2000 to the nine months ended September 30, 1999 are accordingly impacted by the above transactions.


INTEREST INCOME

Interest and fees on loans increased $4.0 million, or 17.17%, from $23.0 million for the nine months ended September 30, 1999 to $27.0 million for the nine months ended September 30, 2000. This increase resulted from both overall higher loan portfolio yields and increased balances. Average loans for the nine months ended September 30, 2000 were $414.4 million, an increase of 10.10% from $376.4 million for the prior year period. This increase in average loans was principally the result of loan growth in the existing branches as the acquisitions discussed above resulted in growth of only approximately $6.5 million in average loans. The yield on the loan portfolio was 8.08% for the nine months ended September 30, 1999 and 8.89% in the nine months ended September 30, 2000.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $920,000 or 12.36%, from $7.4 million in the nine months ended September 30, 1999 to $8.4 million in the nine months ended September 30, 2000. This increase was due to an increase in the volume of average investment securities for the nine months ended September 30, 2000 to $209.8 million as compared to $197.0 million for the same 1999 period and an overall increase in portfolio yields. The increase in volume principally resulted from the acquisitions discussed above. The yield on investment securities was 5.23% for the nine-month period ended September 30, 1999 and 5.53% for the nine-month period ended September 30, 2000.

Interest income on federal funds sold increased $232,000, or 40.28%, from $576,000 for the nine months ended September 30, 1999 to $808,000 for the nine months ended September 30, 2000. This increase in income resulted from both an increase in the average federal funds sold to $17.9 million for the nine months ended September 30, 2000 from an average of $15.7 million for the nine months ended September 30, 1999 and an increase in the yield on federal funds. The increase in average federal funds sold resulted primarily from the acquisitions discussed above. Average federal funds sold yields were 5.95% for the nine months ended September 30, 2000, up from 4.83% for the nine months ended September 30, 1999.

Total interest income increased $5.1 million or 16.44%, from $31.0 million for the nine months ended September 30, 1999 to $36.1 million for the nine months ended September 30, 2000. This increase was the result of a 51 basis point increase in average earning asset yields and an increase of $50.0 million in average earning assets.

Average earning asset yields for the nine months ended September 30, 2000 increased to 7.58% from the 7.07% yield on average earning assets for the nine months ended September 30, 1999. Average earning assets increased from $583.1 million in the nine months ended September 30, 1999 to $633.1 million in the nine months ended September 30, 2000. This $50.0 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $2.9 million, or 19.65%, from $14.8 million in the nine months ended September 30, 1999 to $17.7 million for the nine months ended September 30, 2000. The principal reasons for this increase were the increase in the cost of deposits and increased deposits primarily from the acquisitions discussed above. BancShares' total cost of funds increased from 3.91% for the nine months ended September 30, 1999 to 4.34% for the nine months ended September 30, 2000. Average interest-bearing deposits were $513.3 million in the nine months ended September 30, 2000, an increase of $39.9 million from the $473.4 million average in the nine months ending September 30, 1999. The increase in interest-bearing deposits was primarily the result of the aforementioned acquisitions.


NET INTEREST INCOME

Net interest income was $18.5 million for the nine months ended September 30, 2000 and $16.3 million for the nine months ended September 30, 1999.

The interest rate spread for the nine months ended September 30, 2000 was 3.25%, an increase of 9 basis points from the 3.16% interest rate spread for the nine months ended September 30, 1999.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 2000 management recorded $300,000 as a provision for loan losses. Management made a $585,000 addition to the provision for loan losses for the nine months ended September 30, 1999 including a $465,000 provision related to the September 1999 hurricanes' impact on Southern's market area.

During the first nine months of 2000 management charged-off loans totaling $302,000 and received recoveries of $264,000, resulting in net charge-offs of $38,000. During the same period in 1999, $537,000 in loans were charged-off and recoveries of $123,000 were received, resulting in net charge-offs of $414,000. For the nine months ended September 30, 2000 $300,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $262,000 from December 31, 1999. The following table presents comparative Asset Quality ratios of BancShares:


                                                               (Unaudited)
                                                              September 30,         December 31,
                                                                  2000                  1999
                                                            ------------------    ------------------
Ratio of annualized net loans charged off
          to average loans                                        0.01%                 0.16%

Allowance for loan losses
          to loans                                                1.50%                 1.55%

Non-performing loans
          to loans                                                0.41%                 0.19%

Non-performing loans and assets
          to total assets                                         0.25%                 0.17%

Allowance for loan losses
          to non-performing loans                               364.41%               830.60%

The ratio of annualized net charge-offs to average loans outstanding decreased to 0.01% for the nine months ended September 30, 2000 from 0.16% for the year ended December 31, 1999. The allowance for loan losses represented 1.50% of loans at September 30, 2000. The allowance for loan losses represented 1.55% of loans at December 31, 1999. The allowance for loan losses to loans ratio was also impacted by growth in loans of $31.9 million, or 8.02% from $398.1 million at December 31, 1999 to $430.0 million at September 30, 2000.

The ratio of nonperforming loans to loans increased from 0.19% at December 31, 1999 to 0.41% at September 30, 2000. Nonperforming loans and assets to total assets increased to 0.25% at September 30, 2000 from 0.17% at December 31, 1999. The allowance for loan losses to nonperforming loans represented 364.41% of nonperforming loans at September 30, 2000, a decrease from the 830.60% at December 31, 1999. The above performance declines resulted primarily from an increase in nonperforming loans to $1.8 million at September 30, 2000 from $745,000 at December 31, 1999. The nonperforming loans at September 30, 2000 included $297,000 of nonaccrual loans, $1.5 million of accruing loans 90 days or more past due and $41,000 of restructured loans. BancShares had $37,000 of assets classified as other real estate at September 30, 2000. BancShares had $414,000 of assets classified as other real estate at December 31, 1999.

Management considers the September 30, 2000 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2000 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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


NONINTEREST INCOME

During the nine months ended September 30, 2000, BancShares realized a $34,000 increase in noninterest income primarily as a result of a $746,000 net loss recorded for available-for-sale investment securities.

During the nine months ended September 30, 2000 investment securities were sold for a net gain of $109,000. During the nine months ended September 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Service charges on deposit accounts for the nine months ended September 30, 2000 increased $254,000 and other service charges and fees for the nine months ended September 30, 2000 increased $82,000 over the nine months ended September 30, 1999 primarily as a result of the acquisitions discussed above.

NONINTEREST EXPENSE

Noninterest expense increased $2.1 million or 12.87%, from $16.0 million in the nine months ended September 30, 1999 to $18.1 million in the nine months ended September 30, 2000.

This increase was primarily due to an increase in personnel expense of $547,000, or 6.72%, from $8.1 million at September 30, 1999 to $8.7 million at September 30, 2000 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.


INCOME TAXES

In the nine months ended September 30, 2000 and the nine months ended September 30, 1999, BancShares recorded income tax expense of $800,000. The resulting effective tax rate for the nine months ended September 30, 2000 was 20.90%. The effective tax rate for the nine months ended September 30, 1999 was 23.81%. The effective tax rates in 2000 of 20.90% and in 1999 of 23.81% differ from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - THIRD QUARTER OF
2000 VS. THIRD QUARTER OF 1999


INTRODUCTION

In the three months ended September 30, 2000, the net income of BancShares increased $405,000 from $911,000 in the three months ended September 30, 1999 to $1.3 million in the three months ended September 30, 2000, an increase of 44.46%. The increase in net income for the quarter ended September 30, 2000 was attributed to several factors including a decrease in the provision for loan losses. The third quarter provision for loan losses was higher than the 2000 provision for loan losses, primarily due to the impact of several hurricanes in 1999 in BancShares' market. Also impacting net income in 2000 was an increase in net interest income and noninterest income which were partially offset by an increase in noninterest expense.

Per share net income available to common shares for the three months ended September 30, 2000 was $10.36, an increase of $3.55, or 52.13%, from $6.81 in the three months ended September 30, 1999.


ACQUISITIONS

In September 1999 Southern acquired $9.2 million of the loans and $14.8 million of the deposits of the Ahoskie, North Carolina office of First Citizens Bank. Southern recorded intangible assets of $1.3 million for the Ahoskie acquisition. Southern had no acquisitions in the quarter ended September 30, 2000. The comparisons of the three months ended September 30, 2000 to the three months ended September 30, 1999 are accordingly impacted by the acquisitions discussed above.


INTEREST INCOME

Interest and fees on loans increased $1.6 million, or 19.58%, from $8.0 million for the quarter ended September 30, 1999 to $9.5 million for the quarter ended September 30, 2000. This increase was due to both increased balances and higher overall 2000 interest rates. Average loans for the quarter ended September 30, 2000 were $428.2 million, an increase of 12.65% from $380.1 million for the prior year quarter. The yield on the loan portfolio was 8.14% for the three months ended September 30, 1999 and 8.77% for the three months ended September 30, 2000.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $469,000, or 19.25%, from $2.4 million in the three months ended September 30, 1999 to $2.9 million in the three months ended September

30, 2000. This increase was due to both higher overall interest rates and an increase in the average investment portfolio. The acquisitions discussed above resulted in increased average investment securities for the quarter ended September 30, 2000 to $212.7 million as compared to $197.9 million for the same 1999 quarter. The yield on investment securities was 5.17% for the quarter ended September 30, 1999 and 5.62% for the quarter ended September 30, 2000.

Interest income on federal funds sold increased $51,000, or 34.93%, from $146,000 for the quarter ended September 30, 1999 to $197,000 for the quarter ended September 30, 2000. This increase in income resulted from both an increase in rates and an increase in volume. The volume increase resulted primarily from the acquisitions discussed above. The average federal funds sold was $12.0 million for the quarter ended September 30, 2000 compared to an average of $11.2 million for the quarter ended September 30, 1999. Average federal funds sold yields were 6.67% for the quarter ended September 30, 2000 up from 5.08% for the quarter ended September 30, 1999.

Total interest income increased $2.1 million, or 19.72%, from $10.5 million for the quarter ended September 30, 1999 to $12.6 million for the quarter ended September 30, 2000. This increase was the result of both an increase in average earning asset yields and an increase in the average earning assets resulting primarily from the acquisitions discussed above.

Average earning asset yields for the quarter ended September 30, 2000 increased to 7.73% from the 7.13% yield on average earning assets for the quarter ended September 30, 1999. Average earning assets increased from $582.9 million in the quarter ended September 30, 1999 to $653.5 million in the quarter ended September 30, 2000. This $70.6 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $1.5 million or 29.84%, from $4.9 million in the three months ended September 30, 1999 to $6.4 million for the third quarter ended September 30, 2000. The principal reason for this increase was both increased balances resulting from the acquisitions discussed above and higher costs of deposits and short-term borrowings.


NET INTEREST INCOME

Net interest income was $6.2 million for the three months ended September 30, 2000 and $5.6 million for the three months ended September 30, 1999.

The interest rate spread for the quarter ended September 30, 2000 was 3.15%, a decrease of 9 basis points from the 3.24% interest rate spread for the quarter ended September 30, 1999.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2000 management recorded $150,000 as a provision for loan losses. Management made a $465,000 provision for loan losses for the quarter ended September 30, 1999 primarily as a result of the impact of the September 1999 hurricanes on Southern's market.

During the three months ended September 30, 2000 management charged-off loans totaling $146,000 and received recoveries of $95,000, resulting in net charge-offs for the three months ended September 30, 2000 of $51,000. During the three months ended September 30, 1999, $114,000 in loans were charged-off and recoveries of $37,000 were received, resulting in net charge-offs of $77,000 for the three months ended September 30, 1999.


NONINTEREST INCOME

During the three months ended September 30, 2000, BancShares' noninterest income increased $407,000 principally as a result of the acquisitions discussed above. Service charges on deposit accounts for the three months ended September 30, 2000 increased $122,000 and other service charges and fees for the three months ended September 30, 2000 increased $16,000 over the three months ended September 30, 1999 primarily as a result of the acquisitions discussed above.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $868,000 or 16.31%, from $5.3 million in the three months ended September 30, 1999 to $6.2 million in the three months ended September 30, 2000.

This increase was primarily due to an increase in personnel expense of $229,000, or 8.39%, from $2.7 million for the quarter ended September 30, 1999 to $3.0 million for the quarter ended September 30, 2000 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the branch acquisitions discussed above.

INCOME TAXES

In the three months ended September 30, 2000, BancShares had income tax expense of $340,000, an increase of $50,000 from $290,000 in the prior year quarter. The majority of this increase is due to increased earnings that more than offset a reduction in the estimated effective tax rate of 20.53% for the quarter ended September 30, 2000. The estimated effective tax rate for the quarter ended September 30, 1999 was 24.15%. The effective tax rates for the quarters ended September 30, 2000 of 20.53% and September 30, 1999 of 24.15% differ from the federal statutory rate of 35.00% primarily due to tax exempt income.


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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at September 30, 2000.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at September 30, 2000 was 8.20%. At December 31, 1999, Southern's leverage capital ratio was 8.47%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2000, Southern's Total RBC ratio was 15.79%. At December 31, 1999 the RBC ratio was 16.28%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $7.5 million at September 30, 2000, and $7.3 million at December 31, 1999. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                     (Unaudited)
                                                      September 30,         December 31,
                                                          2000                  1999
                                                    ------------------    ------------------
      (Dollars in thousands)
Risk-based capital:
   Tier 1 capital                                      $   57,100            $   55,398
   Total capital                                           65,244                62,967
Risk-adjusted assets                                      413,129               386,761
Average tangible assets                                   696,300               654,268

Tier 1 capital ratio  (1)                                   13.82%                14.32%
Total capital ratio  (1)                                    15.79%                16.28%
Leverage capital ratio  (1)                                  8.20%                 8.47%


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 29.69% at September 30, 2000 and 29.34% at December 31, 1999.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2000 jumbo time deposits represented 11.38% of total deposits. At December 31, 1999 jumbo time deposits represented 10.44% of total deposits.

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


Other matters

Southern has announced the planned fourth quarter 2000 acquisitions of one Nashville, North Carolina and two Rocky Mount, North Carolina offices of First-Citizens Bank & Trust Company, a related party. In connection with these acquisitions, Southern expects to assume total deposit liabilities of approximately $80.0 million, to purchase approximately $80.0 million of loans and to record approximately $7.2 million of intangible assets.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment and the core deposits without contractual maturity level as of September 30, 2000. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of September 30, 2000. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2001 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2000.

      (Dollars in thousands, unaudited)                  Maturing in the years ended September 30
                                      2001         2002       2003        2004       2005      Thereafter     Total      Fair Value
Assets
      Loans
          Fixed rate                 $ 53,442   $ 32,729   $ 45,810    $ 33,658   $ 19,246     $ 73,277   $ 258,162      $ 205,658
          Average rate (%)              8.58%      8.82%      8.49%       8.66%      8.64%        6.99%       8.16%

         Variable rate               $ 99,397   $ 13,855   $  8,317    $  5,857   $  6,744     $ 37,669   $ 171,839      $ 171,839
          Average rate (%)              9.76%      9.58%      9.74%       9.86%      9.65%        8.85%       9.57%

       Investment securities
          Fixed rate                 $ 89,456   $ 74,964   $  2,240    $  2,240   $  1,775     $ 21,474   $ 192,333      $ 203,986
          Average rate (%)              5.42%      6.41%      8.30%       8.34%      8.36%        7.09%       6.09%

         Variable rate                      -          -          -           -          -     $    909   $     909      $     909
          Average rate (%)                  -          -          -           -          -        6.43%       6.43%

Liabilities
         Savings and interest
             bearing checking

          Fixed rate                $ 192,028          -          -           -          -            -   $ 192,028      $ 192,028
          Average rate (%)              1.81%          -          -           -          -            -       1.81%

Certificates of deposit
          Fixed rate                $ 267,752   $ 42,139   $ 14,745    $  6,085          -            -   $ 330,721      $ 330,860
          Average rate (%)              5.94%      6.48%      6.33%       5.53%          -            -       6.02%

         Variable rate              $   4,972   $  2,257          -           -          -            -   $   7,229      $   7,229
          Average rate (%)              5.13%      5.33%          -           -          -            -       5.19%

Long-term debt

          Fixed rate                        -          -          -           -          -       23,000   $  23,000      $  20,988
          Average rate (%)                  -          -          -           -          -        8.25%       8.25%

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



                           SOUTHERN BANCSHARES (N.C.), INC.



October 26, 2000            /s/ John C. Pegram, Jr.
----------------            ----------------------------------------------------
    Date                        John C. Pegram, Jr.,
                                President and Chief Executive Officer



November 03, 2000           /s/ David A. Bean
-----------------           ----------------------------------------------------
    Date                        David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer