Form 10-K405
period 2000-12-31
SOUTHERN BANCSHARES NC INC
filed 2001-03-23
CIK 703904

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
 December 31, 2000                                Commission File No. 0-10852

                       SOUTHERN BANCSHARES (N.C.), INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                        56-1538087
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                             121 East Main Street
                       Mount Olive, North Carolina 28365
              (Address of Principal Executive offices, Zip Code)

                                (919) 658-7000

             (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to:

   Section 12(b) of the Act:       8.25% Junior Subordinated Debentures
   Section 12(g) of the Act:       Series B non-cumulative preferred stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 17, 2000: The Registrant's voting stock has no readily ascertainable market value as of any date within the last sixty days or otherwise for the reason that such stock is not regularly traded and has no quoted prices. Therefore, the aggregate market value of the voting stock held by non-affiliates is not determinable.

The number of shares outstanding of the Registrant's common stock as of February 28, 2001: Common Stock, $5.00 par value - 115,020 shares

Portions of the Registrant's definitive Proxy Statement dated March 23, 2001 for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              CROSS REFERENCE INDEX

                                                                                                                       Page Number
PART I         Item 1     Business....................................................................................      3
               Item 2     Properties..................................................................................      4
               Item 3     Legal Proceedings...........................................................................      24
               Item 4     Submission of Matters to a Vote of Security Holders.........................................     None
PART II        Item 5     Market for the Registrant's Common Stock and Related Shareholder Matters....................      22
               Item 6     Selected Financial Data.....................................................................      5
               Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.......      4
               Item 7A    Quantitative and Qualitative Disclosures about Market Risk..................................    14-16
               Item 8     Financial Statements and Supplementary Data

                          Quarterly Financial Summary for 2000 and 1999...............................................      23

                          Independent Auditors' Report................................................................      25

                          Consolidated Balance Sheets as of December 31, 2000 and 1999................................      26

                          Consolidated Statements of Income and Comprehensive Income for the years ended
                          December 31, 2000, 1999 and 1998............................................................      27

                          Consolidated Statements of Shareholders' Equity for the years ended
                          December 31, 2000, 1999 and 1998............................................................      28

                          Consolidated Statements of Cash Flows for the years ended December 31,
                          2000, 1999 and 1998.........................................................................      29

                          Notes To Consolidated Financial Statements..................................................    30-48

               Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......     None

PART III       Item 10    Directors and Executive Officers of Registrant..............................................      *
               Item 11    Executive Compensation......................................................................      *
               Item 12    Security Ownership of Certain Beneficial Owners and Management..............................      *
               Item 13    Certain Relationships and Related Transactions..............................................      *
PART IV        Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (a)(1)   Financial Statements (see Item 8 for Reference)
                    (2)   Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8
                    (3)   Exhibits have been filed separately with the Commission and are available upon
                          written request.............................................................................      51
                 (b)      During the quarter ended December 31, 2000, no reports on Form 8-K were filed


* Information required by Item 10 is incorporated herein by reference to the information that appears under the captions "PROPOSAL 1: ELECTION OF DIRECTORS", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" on pages 2 through 6 and page 9 of Registrant's definitive Proxy Statement dated March 23, 2001.

  Information required by Item 11 is incorporated herein by reference to the information that appears under the captions "Compensation Committee Interlocks and Insider Participation", "Director Fees", "Executive Compensation" and "Pension Plan" on pages 7 through 10 of the Registrant's definitive Proxy Statement dated March 23, 2001.

  Information required by Item 12 is incorporated herein by reference to the information that appears under the caption "Beneficial Ownership of Voting Securities" on pages 2 through 5 of the Registrant's definitive Proxy Statement dated March 23, 2001.

  Information required by Item 13 is incorporated herein by reference to the information that appears under the caption "Transactions with Related Parties" on pages 11 through 12 of the Registrant's definitive Proxy Statement dated March 23, 2001.

                                   BUSINESS

  General. Southern BancShares (N.C.), Inc. (hereinafter, with all of its subsidiaries, referred to as "BancShares" or "Registrant"), is a bank holding company which was organized during 1986 as the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation ("SBS"). SBS was formed in 1982 as the parent company of Southern Bank and Trust Company ("Southern"). During 1986, SBS was merged into BancShares to effect the reincorporation of Southern's parent company in Delaware.

  Southern is BancShares' principal operating subsidiary and is engaged in commercial banking through 49 offices located primarily in eastern North Carolina. In terms of total assets, at December 31, 2000, Southern was the twelfth largest bank in North Carolina.

  BancShares also is the parent company of Southern Capital Trust I ("SCT"), a Delaware business trust that was organized during 1998 for the sole purpose of issuing and selling $23.0 aggregate liquidation amount of 8.25% capital securities (the "Capital Securities"). The net proceeds from that sale, together with the proceeds from SCT's issuance of its common securities to BancShares, were invested in a like aggregate face amount of BancShares' 8.25% junior deferrable interest subordinated debentures which mature during 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after June 30, 2003. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which SCT exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of SCT's payment of distributions and other payments on the Capital Securities.

  BancShares's executive offices are located at 121 East Main Street, Mount Olive, North Carolina 28365, and its telephone number is (919) 658-7000.

  BancShares's principal assets are its investments in and receivables from its bank subsidiary and its investment securities portfolio. Its primary sources of income are dividends from its bank subsidiary and interest income on its investment securities portfolio. Certain laws and regulations restrict the ability of Southern to transfer funds to BancShares in the form of cash dividends or loans. All significant activities of BancShares and its subsidiaries are banking related so that BancShares operates within one industry segment. Neither BancShares nor its subsidiaries has any foreign operations.

  Services. Southern provides a full range of banking and financial services to individuals, small and medium-sized businesses and governmental units located in its banking markets, including regular and interest checking accounts, money market, savings and time deposit accounts, personal and business loans and a variety of other services incidental to commercial banking. Southern has a wholly-owned subsidiary, Goshen, Inc., which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern.

  Employees. At December 31, 2000, BancShares and its subsidiaries employed a full-time staff of 349 and a part-time staff of 32 for a total of 381 employees.

  Supervision and Regulation. BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, BancShares is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and its activities are limited to those permitted to financial holding companies. BancShares is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other bank or bank holding company. Additionally, the BHC Act prohibits BancShares from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

  Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required, subject to certain limits, to guarantee compliance by those subsidiaries with capital restoration plans filed with their regulators.

  The federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for BancShares and Southern to provide other services and obtain other revenues in the future, and also may present new competitive challenges.

  The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Articles of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

  As an insured, state-chartered bank that is not a member of the Federal Reserve System, Southern is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the

"Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). Absent approval of the FDIC, Southern is prohibited from engaging as principal in activities that are not permitted for national banks and it is prohibited from acquiring or retaining any equity investment of a types not permitted for national banks.

  As a subsidiary of BancShares, Southern is subject to restrictions under federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, BancShares and certain other affiliated entities. Though it is not a member of the Federal Reserve System, Southern is subject to the FRB's reserve requirements applicable to all banks and its business is significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree Southern's cost and the availability of funds and the rates of interest charged on its loans and paid on its deposits.

  The FDIC, Commissioner and FRB have broad powers to enforce laws and regulations applicable to BancShares and Southern and to require corrective action of conditions affecting the safety and soundness of Southern. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

  Statistical Data. Certain statistical disclosures for bank holding companies required by Guide 3 are included in Item 7 of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                  PROPERTIES

  BancShares does not own or lease any real property. Except for three tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

  Southern's home office is located at 121 East Main Street, Mount Olive, North Carolina. At December 31, 2000 there were 49 Southern offices in North Carolina.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 INTRODUCTION

  This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. ("BancShares") and its subsidiary, Southern Bank and Trust Company ("Southern"), for 2000, 1999 and 1998. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein.


                                    SUMMARY


  BancShares experienced a 1.49 percent increase in net income during 2000, compared to 1999. Modest growth in net interest income and noninterest income in 2000 was largely offset by an increase in noninterest expense, as BancShares continued to invest in growing its franchise. Consolidated net income was $3.7 million for both 2000 and 1999 and $5.6 million during 1998. The decline in net income during 1999 from 1998 resulted primarily from nonrecurring1998 gains on investment securities sales. Net income per share for the year ended December 31, 2000 totaled $28.51 compared to $27.56 in 1999 and $43.40 in 1998. Return on average assets totaled 0.52 percent during 2000, 0.57 percent during 1999 and
0.91 percent during 1997. Table 1 provides a five year summary of financial information for BancShares.


  An analysis of BancShares' financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. Such an analysis also requires an evaluation of noninterest income and noninterest expenses. In recent years, increasing total noninterest income has been a significant focus for BancShares. The introduction of new revenue sources and modifications to existing products and services has allowed bank service related noninterest income to grow. In recent years the recognition of gains and losses on available-for-sale securities has also had a significant impact on total noninterest income, although management does not consider these sources of noninterest income to be a recurring source of revenues for BancShares. Franchise expansion has contributed to the growth in noninterest income, but has also resulted in large increases in noninterest expense, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses.

Table 1
-------

SELECTED FINANCIAL DATA
-----------------------

(Dollars in thousands, except share data and ratios)

                                                                               December 31,
                                                            2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income.......................................  $ 49,909   $ 42,134   $ 41,702   $ 39,055   $ 36,776
Interest expense......................................    24,932     19,967     20,328     18,827     17,450
------------------------------------------------------------------------------------------------------------
Net interest income...................................    24,977     22,167     21,374     20,228     19,326
Provision for loan losses.............................       475        830        155         60        140
------------------------------------------------------------------------------------------------------------
Net interest income
 after provision for loan losses......................    24,502     21,337     21,219     20,168     19,186
Noninterest income....................................     5,260      4,946      6,553      9,849      4,508
Noninterest expense...................................    25,028     21,454     20,116     23,064     18,203
------------------------------------------------------------------------------------------------------------
Income before income taxes............................     4,734      4,829      7,656      6,953      5,491
Income taxes..........................................     1,000      1,150      2,060        340      1,127
Net income............................................  $  3,734   $  3,679   $  5,596   $  6,613   $  4,364
------------------------------------------------------------------------------------------------------------
Selected Year-End Balances
Total assets..........................................  $803,441   $669,232   $649,425   $590,752   $540,758
Investment securities and federal funds sold..........   219,958    214,583    221,102    190,373    179,709
Loans.................................................   496,966    398,060    364,489    349,216    317,755
Interest-earning assets...............................   704,672    613,340    590,699    544,789    499,164
Deposits..............................................   698,485    578,250    556,752    513,328    480,566
Interest-bearing liabilities..........................   629,217    518,727    507,326    458,335    422,941
Shareholders' equity..................................    59,682     54,944     56,033     54,984     44,778
Common shares outstanding.............................   115,209    118,912    119,266    119,918    119,918
------------------------------------------------------------------------------------------------------------

Selected Average Balances
Total assets..........................................  $716,773   $651,014   $615,828   $567,236   $519,541
Investment securities and federal funds sold..........   230,927    215,935    182,356    162,936    157,779
Loans.................................................   427,939    380,877    362,298    340,195    310,389
Interest-earning assets...............................   648,553    600,815    573,431    507,971    469,792
Deposits..............................................   624,173    558,386    526,555    498,303    459,552
Interest-bearing liabilities..........................   557,625    509,935    463,340    445,354    411,960
Shareholders' equity..................................    55,370     55,474     56,423     45,703     40,234
Common shares outstanding.............................   117,743    119,137    119,685    119,918    119,918
------------------------------------------------------------------------------------------------------------

Profitability Ratios (averages)
Return on average total assets........................      0.52%      0.57%     0. 91%      1.17%      0.84%
Return on average shareholders' equity................      6.74       6.63       9.92      14.47      10.85
Dividend payout ratio (1).............................     14.84      15.57      10.38       8.85      13.45
------------------------------------------------------------------------------------------------------------

Liquidity and Capital Ratios (averages)
Loans to deposits.....................................     68.56%     68.21%     68.81%     68.27%     67.54%
Shareholders' equity to total assets..................      7.72       8.52       9.16       8.06       7.74
------------------------------------------------------------------------------------------------------------
Per share of common stock
Net income (2)........................................  $  28.51   $  27.56   $  43.40   $  51.77   $  33.00
Cash dividends........................................      1.50       1.50       1.50       1.50       1.50
Book value (3)........................................    497.68     441.16     448.82     437.22     352.02
------------------------------------------------------------------------------------------------------------

(1) Total common and preferred dividends paid for the year ended December 31 divided by net income for the year ended December 31
(2) Net income less preferred dividends paid for the year ended December 31 divided by the average number of common shares out-standing for the year ended December 31
(3) Shareholders' equity less Preferred B and C stock at December 31 divided by the number of common shares outstanding at December 31

                         ACQUISITIONS AND DIVESTITURES


     In February 2000 Southern acquired the Robersonville, North Carolina office of Cooperative Bank for Savings, Inc. In April 2000 Southern acquired the Battleboro, Nashville and Sharpsburg, North Carolina offices of Centura Bank. In November 2000 Southern acquired the Nashville and Rocky Mount, North Carolina offices of First-Citizens Bank & Trust Company, a related party. In September 1999 Southern acquired the Ahoskie, North Carolina office of First-Citizens Bank & Trust Company, a related party. In May 1998 Southern acquired the Enfield, North Carolina office of Enfield Savings Bank and sold the Littleton, North Carolina office of Enfield Savings Bank to First-Citizens Bank & Trust Company. In October 1998 Southern acquired the Gates, North Carolina office of First-Citizens Bank & Trust Company. In December 1998 Southern acquired the Red Springs, North Carolina office of First Union National Bank. These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to purchase of the financial institutions are not included in the consolidated financial statements. The acquisitions were as follows:

Table 2
-------

BRANCH ACQUISITIONS AND DIVESTITURES

  (dollars in thousands)

                                                                                                            Loans      Deposits
    Acquisitions                                                                               Date        Acquired    Acquired

--------------------------------------------------------------------------------------------------------------------------------
Cooperative Savings Bank - Robersonville, NC............................................    February 2000   $  1,335   $   7,117
Centura Bank - Battleboro, NC...........................................................       April 2000      2,131      11,065
Centura Bank - Nashville, NC............................................................       April 2000      2,345      10,322
Centura Bank - Sharpsburg, NC...........................................................       April 2000        660       8,003
First-Citizens Bank & Trust Company - Nashville, NC.....................................    November 2000      8,493      15,349
First-Citizens Bank & Trust Company - Rocky Mount, NC...................................    November 2000     67,308      50,764
                                                                                                            --------    --------
    2000 acquisition totals.............................................................                    $ 82,272   $ 102,620
================================================================================================================================

================================================================================================================================
 First-Citizens Bank & Trust Company - Ahoskie, NC......................................    September 1999  $  9,211    $ 14,835
                                                                                                            --------    --------
    1999 acquisition totals.............................................................                    $  9,211    $ 14,835
================================================================================================================================

Enfield Savings Bank - Enfield, NC......................................................          May 1998  $ 16,662    $ 18,041
Enfield Savings Bank - Littleton, NC....................................................          May 1998        (3)     (2,420)
First-Citizens Bank & Trust Company - Gates, NC.........................................      October 1998       226       5,302
First Union National Bank - Red Springs, NC.............................................     December 1998        76      16,440
                                                                                                            --------    --------
     Net 1998 acquisition totals........................................................                    $ 16,961    $ 37,363
================================================================================================================================

                             INTEREST-EARNING ASSETS

     Interest-earning assets averaged $648.6 million during 2000, an increase of $47.7 million or 7.95 percent over 1999 levels, compared to a $65.5 million or
12.89 percent increase in 1999 over 1998 levels. Growth among interest-earning assets during 2000 and 1999 was primarily due to increases in loan balances due to internal growth and the acquisitions discussed above.

     Loans. As of December 31, 2000, gross loans outstanding were $497.0 million, a 24.85 percent increase over the December 31, 1999 balance of $398.1 million, which was a 9.21 percent increase over the December 31, 1998 balance of $364.4 million. Loan growth during 2000 resulted principally from the acquisitions discussed in table 2 above. Loan growth during 1999 resulted primarily from internal growth, as the impact of acquisitions during 1999 had less of an impact on average balances. Loan balances for the last five years are provided in Table 3.

Table 3
-------

LOANS

(Dollars in thousands)

                                                                      December 31,
                                                   2000        1999        1998        1997        1996
                                                   ----        ----        ----        ----        ----
Commercial, financial and agricultural.........  $ 114,198   $ 101,128   $  86,980   $  84,281   $  70,881
Real estate:
      Construction.............................     14,621         647       5,276       5,209       2,470
      Mortgage:
       One to four family residential..........    115,473     111,973     113,984     106,444     113,915
       Commercial..............................    126,472      74,873      62,446      58,056      52,686
       Equityline..............................     40,468      30,152      28,698      27,759      18,654
            Other..............................     39,069      32,851      26,846      27,868      21,615
Consumer.......................................     38,795      34,309      36,775      35,643      35,512
Lease financing................................      7,870       4,307       3,484       3,956       2,022
                                                 ---------   ---------   ---------   ---------   ---------
                  Total loans..................  $ 496,966   $ 398,060   $ 364,489   $ 349,216   $ 317,755
                                                 =========   =========   =========   =========   =========

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

     Loans secured by real estate averaged $289.6 million during 2000, compared to $248.0 million during 1999, an increase of 18.79 percent. Much of the $41.6 million increase in real estate secured loans during 2000 was among construction, commercial real estate and retail home equity loans. Commercial and industrial loans averaged $107.5 million during 2000 compared to $97.0 million during 1999, an increase of 10.82 percent. Commercial and industrial loan growth during 2000 resulted from BancShares' continued focus on small and mid-size commercial customers.

      Consumer loans averaged $36.3 million during 2000 compared to $34.6 during 1999. The $1.7 million increase during 2000 was primarily due to the acquisitions discussed above. Demand for direct installment lending was sluggish during 2000, as customers who have traditionally favored closed-end installment lending continue to migrate to revolving lines of credit secured by home equity.

     During 2001, management anticipates continued loan growth among loans to commercial borrowers. Loan demand among small and mid-size businesses remains strong due to continuing economic growth in BancShares' market areas. Recent downward trends in interest rates will likely continue growth at rates similar to 2000 and 1999. Demand among retail customers continues to shift to open-end credit products such as EquityLine and credit cards. Growth in these areas is expected during 2001.

     To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 2000. Of the gross loans outstanding on December 31, 2000, 19.36 percent have scheduled maturities or repricing dates that extend beyond five years.

Table 4
-------

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

 (Dollars in thousands)                                     Within          After One Year But     After
                                                            One Year        Within Five Years    Five Years            Total
                                                            -------         -----------------    ----------            -----
Commercial and Financial................................    $ 52,531            $  38,827         $  22,840          $ 114,198
Real Estate:
  Construction..........................................      14,621                    -                 -             14,621
  One to four family residential........................      26,673               51,829            36,971            115,473
  Commercial............................................      58,177               43,000            25,295            126,472
  Equityline............................................      40,468                    -                 -             40,468
  Other.................................................       5,613               23,607             9,849             39,069
Consumer................................................      17,199               21,596                 -             38,795
Lease Financing.........................................       1,810                4,801             1,259              7,870
                                                           ---------            ---------          --------          ---------
     Total..............................................   $ 217,092            $ 183,660          $ 96,214          $ 496,966
                                                           =========            =========          ========          =========

Fixed Rate..............................................   $  64,028            $ 165,753          $ 80,481          $ 310,262
Variable Rate...........................................     153,064               17,907            15,733            186,704
                                                           ---------            ---------          --------          ---------
     Total..............................................   $ 217,092            $ 183,660          $ 96,214          $ 496,966
                                                           =========            =========          ========          =========

     Investment Securities. At December 31, 2000 the investment portfolio totaled $207.1 million and at December 31, 1999 the investment portfolio totaled $194.2 million resulting in an increase of $12.9 million or 6.64 percent. Investment securities averaged $201.1 million during 2000, $182.8 million during 1999 and $164.0 million during 1998. In each period U. S. Treasury and government agency securities represented substantially all of the portfolio. The increase in the average securities portfolio during 2000 and 1999 resulted primarily from growth in deposits, whereas the increase in investment securities during 1998 arose from the issuance of long-term obligations and from the investment of funds received in the 1998 branch acquisitions.

     The weighted-average maturity of the investment securities portfolio was 19 months at December 31, 2000 and 23 months at December 31, 1999. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares' focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized gain included as a component of shareholders' equity, net of deferred taxes. Table 5 presents detailed information relating to the investment securities portfolio.

Table 5
-------

INVESTMENT SECURITIES                                    December 31,
(Dollars in thousands)                            --------------------------

                                                  2000       1999       1998
                                                  ----       ----       ----
U.S. Treasury ...............................   $126,969   $139,359   $143,350
U.S. Government agencies ....................     20,244        300          -
States and political subdivisions ...........     34,975     33,203     29,281
Other .......................................     24,930     21,359     28,936
                                                --------   --------   --------
          Total investment securities .......   $207,118   $194,221   $201,567
                                                ========   ========   ========

                                                            Investment Securities At December 31, 2000  Maturing

                                                                    After One But       After Five But
                                               Within One Year     Within Five Years   Within Ten Years    After Ten Years
                                                Amount Yield         Amount Yield        Amount Yield        Amount Yield
                                                ------------         ------------        ------------        ------------
U.S. Treasury .............................  $  68,979   5.53%     $ 57,993   6.24%     $     -      -       $     -      -
U.S. Government agencies ..................      9,941   6.69        10,003   6.85%           -      -           300   8.00%
States and political subdivisions .........     14,945   4.76%        5,380   6.06%       5,596   5.81%        4,486   5.91%
Other .....................................     13,328   4.82%            -      -          100   6.75%        1,127   6.09%
                                             ---------   ----      --------   ----      -------   ----       -------   ----
      Total investment securities .........  $ 107,193   5.44%     $ 73,376   6.31%     $ 5,696   5.83%      $ 5,913   6.05%
                                             =========             ========             =======              =======

  Income on Interest-Earning Assets. Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2000. Table 9 identifies the causes for changes in interest income and interest expense for 2000 and 1999. Interest income amounted to $49.9 million during 2000, a $7.8 million increase from 1999 levels, compared to a $432,000 increase from 1998 to 1999. Interest income growth during 2000 resulted from both increased rates and an increased volume of earning assets. During 1999, loan growth was the primary factor for the increase in interest income over 1998.

  Total interest-earning assets yielded 7.78 percent during 2000, a 48 basis point increase from the 7.30 percent reported in 1999. The average taxable-equivalent yield on the loan portfolio increased from 8.22 percent in 1999 to
8.67 percent in 2000. The higher loan yield during 2000 reflects general market conditions throughout the year, consisting primarily of a rising interest rate environment until late in the year. Loan interest income increased $6.1 million
or 19.45 percent from 1999.   This followed an increase of 0.94 percent in loan
interest income in 1999 over 1998. During 2000, the increases in loan interest income was the result of both loan growth and higher loan yields. During 1999, the increase in loan interest income was solely due to growth in loan volume as the average yield on loans declined from 8.56 percent in 1998 to 8.22 percent in 1999.

  Interest income earned on the investment portfolio amounted to $11.3 million for the year ended December 31, 2000, $9.9 million for the year ended December 31, 1999 and $9.7 million for the year ended December 31, 1998. The average taxable-equivalent yield on the portfolio for 2000 was 6.02 percent. The average taxable-equivalent yield on the portfolio for 1999 was 5.66 percent.
The average taxable-equivalent yield on the portfolio for 1998 was 6.14 percent. The $900,000 increase in investment interest income during 2000 results from the combined effect of an increase in average yields and an increase in average volume. The $18.8 million increase in 1999 investment interest income compared to 1998 investment interest income was solely due to growth in average volume, as the tax-equivalent yield on investments declined from 6.14 percent in 1998 to
5.66 percent for 1999.


                         INTEREST-BEARING LIABILITIES


  At December 31, 2000 interest-bearing liabilities totaled $629.2 million, an increase of $110.5 million or 21.30 percent over December 31, 1999. Interest-bearing liabilities averaged $557.6 million during 2000, an increase of $47.7 million or 9.35 percent over 1999 levels. Interest-bearing deposits contributed $65.8 million to the 2000 increase in interest-bearing liabilities. During 1999, interest-bearing liabilities averaged $509.9 million, an increase of $31.5 million or 6.59 percent over 1998. The growth during 1999 resulted primarily from a $23.9 million increase in average interest-bearing deposits and a $7.9 million increase in average long-term obligations.

  Deposits. Total deposits averaged $624.2 million in 2000, an increase of $65.8 million or 11.78 percent increase over the 1999 average balance. Average interest-bearing deposits were $526.4 million during 2000, an increase of $49.0 million or 10.27 percent compared to 1999. Money market accounts averaged $60.9 million during 2000, an increase of $7.7 million or 14.45 percent increase over the 1999 average balance. Checking with interest balances averaged $77.3 million during 2000, an increase of $5.9 million or 8.25 percent increase over the 1999 average balance. Time deposit balances averaged $329.9 million during 2000, an increase of $34.5 million or 11.69 percent increase over the 1999 average balance. The overall growth in average deposits during 2000 resulted primarily from the acquisitions listed in Table 2 above.

  Total deposits averaged $558.4 million in 1999, an increase of $31.8 million or 6.05 percent increase over the 1998 average balance. Average interest-bearing deposits were $480.7 million during 1999, an increase of $23.9 million or 5.23 percent compared to 1998. Money market accounts averaged $53.2 million during 1999, an increase of $2.1 million or 4.11 percent increase over the 1998 average balance. Checking with interest balances averaged $71.4 million during 1999, an increase of $5.9 million or 9.01 percent increase over the 1998 average balance. Time deposit balances averaged $298.7 million during 1999, an increase of $12.9 million or 4.50 percent increase over the 1998 average balance. The overall growth in average deposits during 1999 resulted primarily from the acquisitions listed in Table 2 above.

  BancShares has historically avoided excessive reliance on high-dollar deposits. At December 31, 2000, these funds were 11.69 percent of total deposits, compared to 10.44 percent of December 31, 1999 total deposits. Table 7 provides a maturity distribution for these deposits, which totaled $81.7 million at December 31, 2000.

Table 6
-------

 AVERAGE BALANCE SHEET ITEMS, NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND
          AVERAGE RATES EARNED AND PAID

                                                                           Year ended December 31,
                                             --------------------------------------------------------------------------------------
(Dollars in thousands)                                         2000                                 1999

                                                  AVERAGE                  AVERAGE    AVERAGE                 AVERAGE    AVERAGE
ASSETS                                            BALANCE     INTEREST       RATE     BALANCE    INTEREST       RATE     BALANCE
                                                  -------------------------------     -------------------------------   --------
Interest earning assets:
Loans(1)(2)................................      $ 427,939    $ 37,122        8.67%   $380,877    $ 31,292        8.22%    362,298
Taxable investment securities..............        170,223       9,695        5.70%    158,071       8,345        5.28%    141,193
Nontaxable investment
    securities(3)..........................         29,882       2,361        7.90%     24,748       2,006        8.11%     22,842
Federal funds sold ........................         19,882       1,237        6.22%     19,081         968        5.07%     18,321
Other interest earning assets .............            627          42        6.70%      4,003         204        5.10%      5,367
                                                 ---------    --------      ------    --------    --------       ------   --------
      Total interest earning assets .......        648,553      50,457        7.78%    586,780      42,815        7.30%    550,021
                                                              --------                            --------       ------   --------
Non-interest earning assets:
Cash and due from banks ...................         23,384                              22,012                              19,250
Premises and equipment, net ...............         23,732                              19,781                              18,304
Other .....................................         21,104                              22,441                              28,253
                                                 ---------                            --------                            --------
    Total assets ..........................      $ 716,773                            $651,014                            $615,828
                                                 =========                            ========                            ========

LIABILITIES & EQUITY
Interest bearing liabilities:
  Demand deposits .........................      $  91,941    $  1,019        1.11%   $ 83,823    $    799        0.95%   $ 78,283
  Savings deposits ........................        104,503       2,586        2.47%     98,137       2,170        2.21%     92,657
  Time deposits ...........................        329,910      18,783        5.69%    298,744      14,685        4.92%    285,869
  Short-term borrowed funds ...............          8,271         474        5.73%      6,231         229        3.68%      6,531
  Long-term obligations ...................         23,000       2,070        9.00%     23,000       2,084        9.06%     15,056
                                                 ---------    --------      -------   --------    --------    -----------  -------
    Total interest bearing liabilities ....        557,625      24,932        4.47%    509,935      19,967        3.92%    478,396
                                                              --------                            --------
Non-interest bearing liabilities:
  Demand deposits .........................         97,820                              77,682                              69,746
  Other ...................................          5,958                               7,923                              11,263
  Shareholders' equity ....................         55,370                              55,474                              56,423
                                                 ---------                            --------                            --------
      Total liabilities and equity ........      $ 716,773                            $651,014                            $615,828
                                                 =========                            ========                            ========

 Interest rate spread(4)...................                                   3.33%                               3.38%
 Net interest income and
       net interest margin(5). ............                   $ 25,525        3.94%               $ 22,848        3.89%
                                                              ========                            ========

                                                        Year ended December 31,
                                              -----------------------------------------


(Dollars in thousands)                                    1998
                                                                      AVERAGE
ASSETS                                                  INTEREST       RATE
                                                      ---------------------
Interest earning assets:
Loans(1)(2)................................             $ 31,000       8.56%
Taxable investment securities .............                8,085       5.73%
Nontaxable investment
 securities(3).............................                1,982       8.68%
Federal funds sold ........................                  972       5.31%
Other interest earning assets .............                  293       5.46%
                                                        --------    --------
    Total interest earning assets .........               42,332       7.70%
                                                        --------

Non-interest earning assets:
Cash and due from banks ...................
Premises and equipment, net ...............
Other .....................................

    Total assets ..........................


LIABILITIES & EQUITY
Interest bearing liabilities:
 Demand deposits ..........................             $  1,073       1.37%
 Savings deposits .........................                2,325       2.51%
 Time deposits ............................               15,318       5.36%
 Short-term borrowed funds ................                  292       4.47%
 Long-term obligations ....................                1,320       8.77%
                                                         -------     -------
    Total interest bearing liabilities ....               20,328       4.25%
                                                         -------
Non-interest bearing liabilities:
 Demand deposits ..........................
 Other ....................................
 Shareholders' equity .....................

    Total liabilities and equity ..........


Interest rate spread(4)....................                            3.45%
Net interest income and
    net interest margin(5).. ..............             $ 22,004       4.00%
                                                        ========

(1)   Includes non-accrual loans
(2)   Interest income includes amortization of loan fees.
(3) The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a 34% tax rate. The taxable equivalent adjustment was $803 in 2000, $682 in 1999 and $543 in 1998.
(4) Interest rate spread is the difference between interest earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

Table 7
-------


2000 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE:

(Dollars in thousands)
Three months or less...........................   $32,939
Over three through six months..................    16,454
Over six months through twelve months..........    19,509
Over one year through five years...............    12,754
Over five years................................         -
                                                  -------
                                                  $81,656
                                                  =======

  Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2000, short-term borrowings totaled $15.4 million, compared to $5.2 million at December 31, 1999. For the year ended December 31, 2000, short-term borrowings averaged $7.1 million, compared to $5.2 million during 1999 and $5.7 million during 1998. Table 8 provides additional information regarding short-term borrowed funds.

Table 8
-------

SHORT-TERM BORROWINGS

(Dollars in thousands)                                  2000               1999               1998
                                                        ----               ----               ----
                                                   Amount    Rate     Amount    Rate      Amount   Rate
                                                   --------------     --------------      -------------
Repurchase agreements:

   At December 31............................     $14,068    5.23%    $5,223    3.72%     $4,953   3.35%
   Average during year.......................       7,124    5.03%     5,240    3.58%      5,655   4.09%
   Maximum month-end balance during year.....      14,068              6,313               6,459


U. S. Treasury tax and loan accounts:


   At December 31............................     $ 1,359    6.29%    $1,435    4.78%     $  171   4.11%
   Average during year.......................       1,147    5.95%       991    4.15%        876   5.97%
   Maximum month-end balance during year.....       2,150              2,035               2,206

  Long-Term Obligations. At December 31, 2000 and December 31, 1999, long-term obligations totaled $23.0 million. For the year ended December 31, 2000 and December 31, 1999 long-term borrowings averaged $23.0 million, compared to $15.1 million during 1998. The increase from 1998 to 1999 resulted primarily from the issuance of $23.0 million in long-term obligations in June 1998 by Southern Capital Trust I, ("the Trust"), a wholly-owned statutory business trust of BancShares. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2003. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities. BancShares issued these long-term obligations to provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership.

  Expense of Interest-Bearing Liabilities. Interest expense amounted to $24.9 million in 2000, a $4.9 million or 24.9 percent increase from 1999. Interest expense amounted to $20.0 million in 1999, a $361,000 or 1.78 percent increase from 1998. The increased interest expense during 2000 was primarily the result of higher interest rates and growth in volume due to the acquisitions listed in Table 2. The increased interest expense during 1999 was primarily the result of growth in volume due to the acquisitions listed in Table 2.

  As a result of market changes and the shift toward transaction accounts and money market products, the average cost of interest-bearing deposits increased to 4.27 percent during 2000, compared to 3.67 percent in 1999 and 4.10 percent in 1998. Interest expense on total interest-bearing deposits amounted to $22.4 million during 2000, an increase from $5.7 million recorded during 1999. Interest expense on total interest-bearing deposits amounted to $17.7 million during 1999, a decrease from $1.1 million recorded during 1998. The increased interest expense on deposits during 2000 was primarily the result of higher interest rates and growth in volume due to acquisitions listed in Table 2. The decreased interest expense on deposits during 1999 was primarily the result of an overall decline in the average rate paid on deposits in 1999 compared to 1998. The average rate on time deposits decreased from 5.36 percent in 1998 to
4.92 in 1999 and increased to 5.72 percent in 2000.

  Interest expense on short-term borrowings amounted to $474,000 during 2000, an increase from $228,000 or 107.89 percent from 1999. Interest expense on short-term borrowings amounted to $228,000 during 1999, a decrease from $292,000 recorded during 1998. The increased interest expense during 2000 was primarily the result of an increase in interest rates, whereas the decreased interest expense during 1999 was primarily the result of lower market rates. The average rate on short-term borrowings decreased from 4.47 percent in 1998 to 3.68 in 1999 and increased to 5.73 percent in 2000.

  Interest expense on long-term obligations amounted to $2.1 million for both 2000 and 1999. Interest expense on long-term obligations amounted to $2.1 million during 1999, an increase from $1.3 million recorded during 1998. The increased interest expense during 1999 was primarily the result of a full year of interest on the trust preferred capital securities discussed above under Long Term Obligations. The average rate on long-term borrowings increased from 8.77 percent in 1998 to 9.06 percent in 1999 and 9.00 percent in 2000.

Table 9
-------

AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

(Dollars in thousands)                     December 31, 2000 Increase (Decrease)

                                                                        AMOUNT            AMOUNT             AMOUNT
                                                        TOTAL         ATTRIBUTABLE      ATTRIBUTABLE       ATTRIBUTABLE
                                                        CHANGE         TO CHANGE          TO CHANGE        TO CHANGE IN
                                                       1999-2000       IN VOLUME           IN RATE         RATE/VOLUME
ASSETS

Interest earning assets:
  Loans .............................................   $ 5,830         $ 3,868          $ 1,714             $   248
  Taxable investment securities .....................     1,188             642              664                (118)
  Non-taxable investment securities .................       355             416              (52)                 (9)
  Federal funds sold ................................       269              41              219                   9
                                                        -------         -------          -------             -------
       Total interest income ........................     7,642           4,967            2,545                 130
                                                        -------         -------          -------             -------

LIABILITIES & EQUITY

Interest bearing liabilities:
  Demand deposits ...................................       220              77              134                   9
  Savings deposits ..................................       416             141              255                  20
  Time deposits .....................................     4,098           1,533            2,301                 264
  Short-term borrowings .............................       245              75              128                  42
  Long-term obligations .............................       (14)              -              (14)                  -
                                                        -------         -------          -------             -------
       Total interest expense .......................     4,965           1,826            2,804                 335
                                                        -------         -------          -------             -------
Net interest income .................................   $ 2,677         $ 3,141          $  (259)            $  (205)
                                                        =======         =======          =======             =======

 (Dollars in thousands)                    December 31, 1999 Increase (Decrease)

                                                                        AMOUNT            AMOUNT            AMOUNT
                                                        TOTAL         ATTRIBUTABLE      ATTRIBUTABLE      ATTRIBUTABLE
                                                        CHANGE         TO CHANGE          TO CHANGE       TO CHANGE IN
                                                       1999-2000       IN VOLUME           IN RATE        RATE/VOLUME
ASSETS

Interest earning assets:

  Loans .............................................   $   292         $ 1,590           $(1,232)          $   (66)
  Taxable investment securities .....................       171             967              (635)             (161)
  Non-taxable investment securities .................        24             165              (130)              (11)
  Federal funds sold ................................        (4)             40               (44)                -
                                                        -------         -------           -------           -------
    Total interest income ...........................       483           2,762            (2,041)             (238)
                                                        -------         -------           -------           -------

LIABILITIES & EQUITY

Interest bearing liabilities:
  Demand deposits ...................................      (274)             76              (329)              (21)
  Savings deposits ..................................      (155)            138              (278)              (15)
  Time deposits .....................................      (633)            690            (1,258)              (65)
  Short-term borrowings .............................       (63)            (13)              (52)                2
  Long-term obligations .............................       764             697                44                23
                                                        -------         -------           -------           -------
       Total interest expense .......................      (311)          1,588            (1,873)              (76)
                                                        -------         -------           -------           -------

Net interest income .................................   $   844         $ 1,174           $  (168)          $  (162)
                                                        =======         =======           =======           =======

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 34% for all periods. The taxable equivalent adjustment was $803 in 2000, $682 in 1999 and $543 in 1998.


                              NET INTEREST INCOME

  Net interest income totaled $25.0 million during 2000, an increase of $2.8 million or 12.68 percent from 1999. Net interest income amounted to $22.2 million during 1999, an increase from $21.4 million recorded during 1998. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. Table 9 is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

  The net yield on interest-earning assets was 7.78 percent in 2000, 7.30 percent in 1999 and 7.70 percent in 1998. The higher net yield in 2000 was the result of increased market rates. The combined increase in loans, investment securities and overall market rates created a higher-yielding earning asset mix for 2000 compared to 1999, resulting in an increase in the net interest margin from 3.89 percent in 1999 to 3.94 percent in 2000. The lower net yields realized in 1999 compared to 1998 resulted from overall lower market rates for earning assets.

  Rate Sensitivity. A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 10 provides BancShares' interest-sensitivity position as of December 31, 2000, which reflected a one year negative interest-sensitivity gap of $220.2 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.


Table 10
--------
INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands)
                                                                        December 31, 2000
                                                                                                    Non-Rate
                                         1-30            31-90         91-180         181-365       Sensitive
                                         Days            Days           Days           Days          & Over
                                       Sensitive       Sensitive      Sensitive      Sensitive       1 Year         Total
Earning Assets:

Loans..........................        $  94,545       $  24,208      $  26,619      $  64,791      $286,803       $496,966
Investment securities..........            5,360          19,593         24,468         48,611        94,146        192,178
Temporary investments..........           12,840               -              -              -             -         12,840
                                       ---------       ---------      ---------      ---------      --------       --------
  Total earning assets.........        $ 112,745       $  43,801      $  51,087      $ 113,402      $380,949       $701,984
                                       =========       =========      =========      =========      ========       ========

Interest-Bearing Liabilities:


Savings and core time
 deposits......................        $ 252,869       $  56,211      $  73,059      $  74,815      $ 52,180       $509,134
Time deposits of $100,000
 and more......................           11,174          21,765         16,454         19,509        12,754         81,656
Short-term borrowings..........           15,427               -              -              -             -         15,427
Long-term obligations..........                -               -              -              -        23,000         23,000
                                       ---------       ---------      ---------      ---------      --------       --------
  Total interest bearing
    Liabilities................        $ 279,470       $  77,976      $  89,513      $  94,324      $ 87,934       $629,217
                                       =========       =========      =========      =========      ========       ========
Interest sensitivity gap.......        $(166,725)      $ (34,175)     $ (38,426)     $  19,078      $293,015       $ 72,767
                                       =========       =========      =========      =========      ========       ========

Cumulative interest
   sensitivity gap.............        $(166,725)      $(200,900)     $(239,326)     $(220,248)     $293,015       $ 72,767
                                       =========       =========      =========      =========      ========       ========

Market Risk

  Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

     BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income, since its interest bearing liabilities generally mature or reprice faster than its interest earning assets. Management seeks to manage this risk through the use of shorter term maturities where possible. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2000. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 2000. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2001 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of December 31, 2000.

Table 11
--------

MARKET RISK

(Dollars in thousands)

                                                          Maturing in Years ended December 31
                                  2001      2002       2003       2004      2005    Thereafter      Total     Fair Value
------------------------------------------------------------------------------------------------------------------------
Assets

 Loans:
   Fixed rate..............    $ 64,028   $44,603    $55,701    $40,038   $25,411      $80,503     $310,284     $299,798
   Average rate (%)                8.58%     8.74%      8.47%      8.64%     8.59%        7.34%        8.27%

   Variable rate...........    $108,023   $11,972    $11,583    $ 9,244   $ 9,433      $36,427     $186,682     $186,682
   Average rate (%)                9.71%     9.64%      9.57%      9.67%     9.60%        8.95%        9.54%

  Investment Securities
   Fixed rate..............    $ 99,294   $64,065    $ 1,700    $ 1,791   $ 1,279      $23,148     $191,277     $207,088
   Average rate (%)                5.98%     6.33%      8.31%     8.32%      8.69%        7.07%        6.29%

   Variable rate...........          --        --         --         --        --      $   901     $    901     $    901
   Average rate (%)........          --        --         --         --        --         6.88%        6.88%

Liabilities

  Savings and interest
   bearing checking
   Fixed rate..............    $213,773        --         --         --        --           --     $213,773     $213,773
   Average rate (%)........        1.93%       --         --         --        --           --         1.93%

  Certificates of deposit
   Fixed rate..............    $304,917   $38,669    $18,247    $ 8,017        --           --     $369,850     $371,679
   Average rate (%)........        6.12%     6.39%      6.34%      5.67%       --           --         6.15%

   Variable rate...........    $  4,602   $ 2,565         --         --        --           --     $  7,167     $  7,167
   Average rate(%).........        5.05%     5.26%        --         --        --           --         5.12%

  Short-term borrowings
   Variable rate...........    $ 15,427        --         --         --        --           --     $ 15,427     $ 15,427
   Average rate (%)........        5.32%       --         --         --        --           --         5.32%

  Long-term debt
   Fixed rate..............          --        --         --         --        --      $23,000     $ 23,000     $ 20,125
   Average rate (%)........          --        --         --         --        --         8.25%        8.25%

                                 ASSET QUALITY

  Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares' nonperforming assets at December 31, 2000 included nonaccrual loans totaling $478,000 and no foreclosed property. Nonperforming assets as of December 31, 2000 represented 0.31 percent of loans outstanding. Nonperforming assets totaled $1.6 million at December 31, 2000, $1.2 million at December 31, 1999 and $1.1 million at December 31, 1998. Of the $478,000 in nonaccrual loans at December 31, 2000, none were considered to be impaired. Of the $243,000 in nonaccrual loans at December 31, 1999, none were considered to be impaired.

Table 12
--------

RISK ELEMENTS

                                                                            December 31,

(Dollars in thousands)                                       2000        1999      1998      1997     1996
Non accrual loans.......................................   $  478      $  243    $  166    $  230   $   14
Restructured loans......................................        -          42        42         -        8
Accruing loans past-due 90 days or more.................    1,081         460       805       466      343
                                                           ------      ------    ------    ------   ------
       Total non-performing loans.......................    1,559         745     1,013       696      498
                                                           ------      ------    ------    ------   ------
Other real estate owned.................................        -         414        84        48        -
                                                           ------      ------    ------    ------   ------
              Total non-performing loans and assets.....   $1,559      $1,159    $1,097    $  744   $  498
                                                           ======      ======    ======    ======   ======

     Management continually monitors the loan portfolio to ensure that problem loans have been identified as nonperforming. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of nonperforming assets.

     Allowance for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions, reviews the financial condition of the borrower, estimates the fair market value of the loan collateral and considers any other pertinent factors to estimate current credit losses.

     At December 31, 2000, BancShares' allowance for loan losses was $7.3 million or 1.47 percent of loans outstanding. At December 31, 1999, BancShares' allowance for loan losses was $6.2 million or 1.55 percent of loans outstanding. The reduction in the allowance-to-loan ratios since 1999 is primarily attributable to continued growth in real estate secured lending. Commercial loans generally have a higher level of credit risk than commercial real estate loans; as a result, the commercial real estate loans generally have a lower level of allowance for loan losses when compared to traditional commercial loans. As a percentage of total loans, traditional commercial loans declined from 25.41 percent of total loans at December 31, 1999 to 22.98 percent of total loans at December 31, 2000. Conversely, commercial real-estate loans increased from 18.81 percent of total loans at December 31, 1999 to 25.45 percent of total loans at December 31, 2000.

Table 13
--------

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                          December 31,
(Dollars in thousands)                                              2000        1999        1998        1997        1996
Allowance for loan losses - beginning of year ................  $  6,188    $  5,962    $  5,971    $  6,163    $  6,321

Charge - offs:
   Commercial, financial and agricultural ....................        84         183         158          47           5
   Real estate:
            Mortgage:
               One to four family residential ................        67          77          41          86         106
               Commercial ....................................        11         121          15         -           -
               Equityline ....................................        11          10          32         -           -
               Other .........................................       -           -            23         -
   Lease financing ...........................................       -            16         -           -           -
   Consumer ..................................................       361         341         298         307         428
                                                                --------    --------    --------    --------    --------
                          Total charge-offs ..................       534         748         544         463         539
Recoveries:
   Commercial, financial and agricultural ....................        56          11          11          13         -
   Real estate:
       Construction ..........................................       -           -           -           -            19
       Mortgage:
           One to four family residential ....................        13          25          20          59         131
           Commercial ........................................        99           3         -           -           -
           Equityline ........................................        19         -             8         -           -
           Other .............................................        16         -             5         -           -
   Consumer ..................................................       152         105          67         139          91
                                                                --------    --------    --------    --------    --------
                          Total recoveries ...................       355         144         111         211         241
                                                                --------    --------    --------    --------    --------

Net charge-offs ..............................................       179         604         433         252         298
Provision for loan losses ....................................       475         830         155          60         140
Additions from  bank acquisitions ............................       800         -           269         -           -
                                                                --------    --------    --------    --------    --------
  Allowance for loan losses - end of year ....................  $  7,284    $  6,188    $  5,962    $  5,971    $  6,163
                                                                ========    ========    ========    ========    ========

Average loans outstanding during the year ....................  $427,939    $380,877    $362,298    $340,195    $310,389
                                                                ========    ========    ========    ========    ========
Ratio of net charge-offs to average loans
     outstanding .............................................      0.04%       0.16%       0.12%       0.07%       0.10%
                                                                ========    ========    ========    ========    ========


     The provision for loan losses charged to operations was $475,000 during 2000 compared to $830,000 during 1999 and $155,000 in 1998. The provision for loan losses in 2000 was primarily a result of the $16.8 million in net loan growth, excluding the impact of acquisitions. The provision for loan losses was negatively impacted in 1999 by the effects of the September 1999 hurricanes on BancShares' borrowers. When compared to 1998, the provision for loan losses for 1999 was also impacted by the substantial growth in the loan portfolio during 1999. Excluding acquisitions, the loan portfolio grew a net total of $25.3 million in 1999, compared to a net decrease, excluding acquisitions, of $1.4 million in 1998.

     Net charge-offs during 2000 decreased by $425,000 from 1999 net charge-offs of $604,000. Net charge-offs during 1999 increased by $171,000 over 1998 net charge-offs of $433,000. The percentage of charge-offs, net of recoveries, to average outstanding loans was 0.04 percent in 2000, 0.16 percent in 1999 and
0.12 percent in 1998. These loss percentages reflect the quality of BancShares' loan portfolio, as these ratios remain low by industry standards. Table 13 provides details concerning the allowance and provision for loan losses for the past five years.

     Management considers the established allowance adequate to absorb probable losses in the December 31, 2000 loan portfolio, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examinations.

     Table 14 details management's allocation of the allowance among the various loan types. The process to allocate the allowance for loan losses considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade using such factors as the borrower's cash flow, the value of any underlying collateral and the value of any guarantees, while loans to retail customers are evaluated among groups of loans with similar characteristics. These ratings, prior loss experience and current economic conditions become the basis for the allowance allocation shown in table 14.

Table 14
--------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

                                                                          December 31,
                           ---------------------------------------------------------------------------------------------------------
                                    % of loans            % of loans           % of loans            % of loans          % of loans
                                      in each              in each              in each               in each             in each
                                    category to          category to          category to           category to         category to
                             2000   total loans   1999   total loans   1998   total loans    1997   total loans   1996  total loans
                             ----                 ----                 ----                  ----                 ----
Commercial,
financial and
agricultural............   $3,000       23%     $2,450      25%      $2,200      24%       $2,149      24%      $2,214      22%
 Real estate:
   Construction ........      100        3%        100       2%         100       2%           60       1%          76       1%
    Mortgage:
     One to four
     family
     residential ......     1,100       23%      1,100      28%       1,100      31%        1,194      30%       1,245      36%
     Commercial .......       550       25%        550      19%         550      17%          537      17%         566      17%
     Equityline .......       200        8%        200       8%         200       8%          239       8%         204       6%
     Other ............       184        8%        188       8%         212       7%          239       8%         248       6%
 Consumer .............     2,050        8%      1,500       9%       1,500      10%        1,493      10%       1,537      11%
 Lease financing ......       100        2%        100       1%         100       1%           60       2%          73       1%
                           ------      ----     ------     ----      ------     ----       ------     ----      ------     ----
         Total ........    $7,284      100%     $6,188     100%      $5,962     100%       $5,971     100%      $6,163     100%
                           ======      ====     ======     ====      ======     ====       ======     ====      ======     ====

                              NONINTEREST INCOME

     Total noninterest income was $5.3 million for the year ended December 31, 2000, an increase of $314,000 or 6.35 percent. This compares to $4.9 million for the year ended December 31, 1999 and $6.6 million for the year ended December 31, 1998. Net securities losses of $746,000 were realized in the year ended December 31, 2000. In 1998 $1.8 million of investment securities gains were realized.

     Table 15 presents the components of noninterest income for the last five years. In recent years management has searched for various opportunities to enhance noninterest income through new products, new services, new fees and marketing changes to existing products. Excluding securities gains and losses, noninterest income, as a percentage of net interest income, has increased from
20.95 percent for 1996 to 24.05 percent for 2000.

Table 15
--------

NONINTEREST INCOME

(Dollars in thousands)

                                                     2000          1999        1998         1997        1996
------------------------------------------------------------------------------------------------------------
    Service charges on deposit accounts..........  $3,942        $3,497      $3,199       $2,918      $2,664
    Other service charges and fees...............   1,275         1,192       1,025          868         780
    Investment securities (losses) gains, net ...    (746)            1       1,789        5,567         460
    Gain (loss) on sale of loans.................      38          (272)       (112)          52        (158)
    Credit card merchant discount................     532           425         291          220         163
    Other........................................     219           103         361          224         599
------------------------------------------------------------------------------------------------------------
              Total noninterest income...........  $5,260        $4,946      $6,553       $9,849      $4,508
============================================================================================================


  Income from service charges on deposit accounts was $3.9 million for the year ended December 31, 2000, an increase of 12.73 percent. Service charge income was $3.5 million for the year ended December 31, 1999 compared to $3.2 million for the year ended December 31, 1998.

  Income from other service charges and fees was $1.3 million for the year ended December 31, 2000, an increase of 6.96 percent. Other service charges and fee income was $1.2 million for the year ended December 31, 1999 and $1.0 million for the year ended December 31, 1998.

  Gains and losses resulting from sales of available-for-sale securities was a net loss of $746,000 for the year ended December 31, 2000, compared to gains of $1,000 for 1999 and $1.8 million for the year ended December 31, 1998.


                              NONINTEREST EXPENSE

  Total noninterest expense for the year ended December 31, 2000 of $25.0 million was a 16.66 percent increase over the year ended December 31, 1999 and compared to a 6.65 percent increase for the year ended December 31, 1999 over the year ended December 31, 1998. Table 16 presents the components of noninterest expense for the last five years.

  Personnel expense was $11.8 million for the year ended December 31, 2000, an increase of $946,000 or 8.76 percent over the year ended December 31, 1999 compared to a $10.8 million or 13.72 percent increase for the year ended December 31, 1999 over the year ended December 31, 1998. Increases in each period resulted primarily from merit increases, growth in incentive-based compensation and additional personnel due to the acquisitions discussed in Table
2. BancShares had 365 full time equivalent employees at December 31, 2000, compared to 327 at December 31, 1999 and 310 at December 31, 1998. The increase during 2000 and 1999 was primarily due to the acquisitions discussed in Table 2 and the opening of a new office in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.


Table 16
--------

NONINTEREST EXPENSE

(Dollars in thousands)

                                               2000          1999          1998          1997          1996
-----------------------------------------------------------------------------------------------------------
    Personnel.............................  $11,751       $10,805       $ 9,501       $ 8,763       $ 7,975
    Intangibles amortization..............    2,603         1,942         1,534         1,755         1,638
    Data processing.......................    2,224         1,852         1,829         1,598         1,440
    Furniture and equipment...............    1,650         1,534         1,502         1,633         1,314
    Occupancy.............................    2,106         1,633         1,567         1,388         1,203
    Professional fees.....................      705           286           715           649           632
    FDIC insurance assessment.............      122           114           115           112           772
    Charitable contributions..............        -             9             2         4,076           589
    Other.................................    3,989         3,622         3,430         3,090         2,640
-----------------------------------------------------------------------------------------------------------
               Total noninterest expense..  $25,028       $21,454       $20,116       $23,064       $18,203
===========================================================================================================

  Intangibles amortization was $2.6 million for the year ended December 31, 2000, an increase of $661,000 or 34.04 percent over the year ended December 31, 1999 compared to a $408,000 or 26.60 percent increase for the year ended December 31, 1999 over the year ended December 31, 1998. Increases in each period resulted from the acquisitions discussed above in Table 2.

  Data processing expense was $2.2 million for the year ended December 31, 2000, an increase of $372,000 or 20.09 percent over the year ended December 31, 1999 compared to a $23,000 or 1.26 percent decrease for the year ended December 31, 1999 from the year ended December 31, 1998. In the year acquisitions are made, substantial one time data processing costs are incurred to convert customer account information files from the selling institution's data processing files to BancShares' data processing files. Increases and decreases in each period resulted primarily from the acquisitions discussed above in Table 2 and the opening of a new office in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.

  Furniture and equipment expense was $1.7 million for the year ended December 31, 2000, an increase of $116,000 or 7.56 percent over the year ended December 31, 1999 compared to a $32,000 or 2.13 percent increase for the year ended December 31, 1999 over the year ended December 31, 1998. Increases in each period resulted primarily from the acquisitions discussed above in Table 2 and the opening of a new office in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.

  Occupancy expense was $2.1 million for the year ended December 31, 2000, an increase of $473,000 or 28.97 percent over the year ended December 31, 1999 compared to a $25,000 or 1.74 percent increase for the year ended December 31, 1999 over the year ended December 31, 1998. Increases in each period resulted primarily from the acquisitions discussed above in Table 2 and the opening of a new office in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.


                                 INCOME TAXES


  For the year ended December 31, 2000, BancShares recorded total income tax expense of $1.0 million, compared to $1.2 million of income tax expense for the year ended December 31, 1999 and $2.1 million for the year ended December 31, 1998. BancShares' effective tax rate declined from 26.91 percent for the year ended December 31, 1998 to 23.81 percent for the year ended December 31, 1999 and to 21.12 percent for the year ended December 31, 2000. This reduction in the effective tax rate primarily resulted from an increase in non-taxable investments in 1999 and 2000.


                                   LIQUIDITY


  Management places great importance on maintaining a highly liquid investment portfolio with maturities structured to meet liquidity requirements. The ability to generate deposits is the primary source of liquidity. The average deposit growth rate was 11.78 percent for the year ended December 31, 2000, 6.05 percent for the year ended December 31, 1999 and 5.67 percent for the year ended December 31, 1998.

  At December 31, 2000 the investment portfolio totaled $207.1 million or 25.78 percent of total assets. At December 31, 1999 the investment portfolio totaled $194.2 million or 29.02 percent of total assets. Management expects maturing securities combined with other traditional sources of liquidity to provide BancShares liquidity requirements.

  The above liquidity sources have traditionally enabled BancShares to place minimal dependence on borrowed funds to meet liquidity needs, however BancShares has readily available sources for borrowed funds through various correspondent banks.


                   SHAREHOLDER'S EQUITY AND CAPITAL ADEQUACY


  BancShares maintains adequate capital balances and exceeds all minimum regulatory capital requirements. Table 17 provides additional information on the regulatory capital of BancShares. Failure to meet certain capital requirements as defined by BancShares regulatory agencies could result in specific regulatory actions that could have a material effect on BancShares financial statements.

Table 17
--------

ANALYSIS OF SOUTHERN'S CAPITAL ADEQUACY

          Southern's capital ratios as of December 31 are set forth below:

                                         2000       1999       1998
          Tier 1 capital(1).........  $ 51,865   $ 55,398   $ 49,198
          Total capital.............    61,630     62,967     53,234
          Risk-adjusted assets......   489,540    386,761    311,341
          Average tangible assets...   744,328    654,268    582,955

          Tier 1 capital ratio (1)..     10.59%     14.32%     15.80%
          Total capital.............     12.59%     16.28%     17.10%
          Leverage capital ratio....      6.97%      8.47%      8.44%


(1) The Capital Securities issued in 1998 are considered part of Tier I Capital.
The minimum ratio of qualifying total capital   to risk weighted assets is 8%,
of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.


  The decline in capital ratios during 2000 reflect the impact of the acquisitions as discussed above under Table 2. The rate of return on average shareholders' equity for the year ended December 31, 2000 was 6.74 percent compared to 6.63 percent for the year ended December 31, 1999 and 9.92 percent for the year ended December 31, 1998. The increased return recorded during 2000 resulted principally from the growth in earnings. The decline in return recorded during 1999 resulted from a decline in 1999 earnings, which was attributable to a decrease in investment securities gains of $1.8 million for 1999 compared to 1998.

  The Board of Directors of BancShares has authorized the purchase of up to 15,849 shares of Common and 40,873 of Preferred B and 4,363 shares of Preferred C stock. Management will continue to consider the purchase of outstanding shares when market conditions are favorable and excess capital is available for such purchases.



                            FOURTH QUARTER ANALYSIS


  BancShares' net income for the fourth quarter of 2000 totaled $706,000, a decrease of $413,000 or 36.91 percent from the fourth quarter of 1999. Average interest-earning assets for the fourth quarter of 2000 increased $86.5 million or 14.23 percent over the fourth quarter of 1999. Average loans for the fourth quarter of 2000 increased $73.7 million or 18.67 percent over the fourth quarter of 1999. Average investment securities for the fourth quarter of 2000 increased $16.1 million or 8.73 percent over the fourth quarter of 1999. Each of these earning asset categories increased primarily as a result of the acquisitions discussed in Table 2.


  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

  There is no active trading market for BancShares' common or preferred stock although isolated transactions occur from time to time. Prices for BancShares' common and preferred stock listed in the following table are based on management's knowledge of the most recent sales prices for specific transactions of each security.

  The approximate number of record holders of BancShares' outstanding common stock at December 31, 2000 was 329. Dividends paid to shareholders of BancShares are dependent upon dividends received by BancShares from Southern. Southern is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Should at any time its surplus be less than 50% of its paid-in capital stock, Southern may not declare a dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock.

  Additionally, dividends paid by Southern may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the Federal Deposit Insurance Corporation. Dividends on BancShares' common stock may be paid only after dividends on preferred Series "B"' and "C" shares have been paid. Common share dividends are based upon BancShares' profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past.

  Common shareholders are entitled to one vote per share and both classes of preferred stockholders are entitled to one vote for each 38 shares owned of a class.


Table 18
--------

SELECTED QUARTERLY DATA

                                                           2000                                    1999
                                             Fourth   Third    Second   First         Fourth   Third    Second   First
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Interest income...........................  $13,770  $12,610  $12,193  $11,336       $11,096  $10,533  $10,277  $10,227
Interest expense..........................    7,250    6,422    5,942    5,318         5,188    4,946    4,890    4,943
-----------------------------------------------------------------------------------------------------------------------
Net interest income.......................    6,520    6,188    6,251    6,018         5,908    5,587    5,387    5,284
Provision for loan losses.................      175      150       75       75           245      465       60       60
-----------------------------------------------------------------------------------------------------------------------
Net income after provision for
 loan losses..............................    6,345    6,038    6,176    5,943         5,663    5,122    5,327    5,224
Noninterest income........................    1,477    1,809    1,490      484         1,089    1,480    1,239    1,138
Noninterest expense.......................    6,916    6,191    6,129    5,792         5,283    5,401    5,339    5,430
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes................      906    1,656    1,537      635         1,469    1,201    1,227      932
Income taxes..............................      200      340      330      130           350      290      270      240
-----------------------------------------------------------------------------------------------------------------------
Net income................................  $   706  $ 1,316  $ 1,207  $   505       $ 1,119  $   911  $   957  $   692
=======================================================================================================================
Net income applicable to
  common shares...........................  $   613  $ 1,223  $ 1,112  $   409       $ 1,017  $   811  $   861  $   595
=======================================================================================================================

PER SHARE OF STOCK

Net income per share of common
 stock....................................     5.26    10.41     9.40     3.44          8.54     6.81     7.22     4.99
Cash dividends - common...................     0.38     0.37     0.37     0.38          0.38     0.37     0.37     0.38
Cash dividends - preferred B..............     0.23     0.23     0.22     0.22          0.23     0.23     0.22     0.22
Cash dividends - preferred C..............     0.23     0.23     0.22     0.22          0.23     0.23     0.22     0.22
Common sales price
 High.....................................   195.00   195.00   185.00   185.00        185.00   185.00   185.00   175.00
 Low......................................   195.00   185.00   185.00   185.00        185.00   185.00   185.00   175.00
Preferred B sales price
 High.....................................    11.25    11.25    11.25    11.25         11.25    11.25    11.25    11.25
 Low......................................    11.25    11.25    11.25    11.25         11.25    11.25    11.25    11.25
Preferred C sales price
 High.....................................    11.25    11.25    11.25    11.25         11.25    11.25    11.25    11.25
 Low......................................    11.25    11.25    11.25    11.25         11.25    11.25    11.25    11.25

  Interest income for the fourth quarter of  2000 increased $2.7 million or
24.10 percent over the fourth quarter of 1999 primarily as a result of increased average loans, increased average securities and increased yields on loans and securities.

  Average interest-bearing liabilities increased $77.9 million from the fourth quarter of 1999 to the fourth quarter of 2000 primarily as a result of the acquisitions discussed in Table 2. The rate on total interest-bearing liabilities increased from 3.93 percent for the fourth quarter of 1999 to 4.75 percent for the fourth quarter of 2000.

  Net interest income increased $612,000 from the fourth quarter of 1999 to the fourth quarter of 2000 primarily as a result of the acquisitions discussed in Table 2. In the fourth quarter of 1999, in order to meet the anticipated liquidity needs related to the Year 2000 issue, management increased cash and federal funds balances which resulted in lower net interest income for the fourth quarter of 1999.

  Non-interest income for the fourth quarter of 2000 increased $388,000 or 35.63 percent over the fourth quarter of 1999 and non-interest expense for the fourth quarter of 2000 increased $1.6 million or 30.91 percent over the fourth quarter of 1999 primarily as a result of the acquisitions discussed in Table 2.


                               LEGAL PROCEEDINGS

  There are no material legal proceedings to which BancShares or its subsidiaries are a party or to which any of their property is subject, other than ordinary, routine litigation incidental to the business of commercial banking.


                         ACCOUNTING AND OTHER MATTERS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statement 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement is encouraged. BancShares adopted this statement on January 1, 2001 with no impact to the Company's consolidated financial statements.

  The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.

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

  Management is not aware of any other known trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.


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

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Southern BancShares (N.C.), Inc.:


We have audited the accompanying consolidated balance sheets of Southern BancShares (N.C.), Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern BancShares (N.C.), Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ KPMG LLP


Raleigh, North Carolina
February 16, 2001

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for per share data)

                                                                                                             December 31,
                                                                                                           2000       1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................................................     $ 42,944   $ 28,524
Federal funds sold..................................................................................       12,840     20,370
Investment securities:
 Held-to-maturity, at amortized cost (fair value of $96,416 and $99,979, respectively)..............       95,545    100,129
 Available-for-sale, at fair value (amortized cost of $96,633 and $83,095, respectively)............      111,573     94,084
Loans...............................................................................................      496,966    398,060
 Less allowance for loan losses.....................................................................       (7,284)    (6,188)
----------------------------------------------------------------------------------------------------------------------------
Net loans...........................................................................................      489,682    391,872
Premises and equipment..............................................................................       29,313     21,257
Accrued interest receivable.........................................................................        6,482      4,730
Intangible assets...................................................................................       13,789      6,411
Other assets........................................................................................        1,273      1,855
----------------------------------------------------------------------------------------------------------------------------
  Total assets......................................................................................     $803,441   $669,232
============================================================================================================================

LIABILITIES
Deposits:
 Noninterest-bearing................................................................................     $107,695   $ 89,181
 Interest-bearing...................................................................................      590,790    489,069
----------------------------------------------------------------------------------------------------------------------------
Total deposits......................................................................................      698,485    578,250
Short-term borrowings...............................................................................       15,427      6,658
Long-term obligations...............................................................................       23,000     23,000
Accrued interest payable............................................................................        4,117      4,471
Other liabilities...................................................................................        2,730      1,909
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities.................................................................................      743,759    614,288
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized;
 367,524 and 397,370 shares issued and outstanding at December 31, 2000 and
 December 31, 1999, respectively....................................................................        1,790      1,936
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;
 39,825 shares issued and outstanding at December 31, 2000 and December 31,
 1999, respectively.................................................................................          555        555
Common stock, $5 par value; 158,485 shares authorized; 115,209 and 118,912 shares
 issued and outstanding at December 31, 2000 and December 31, 1999, respectively....................          576        595
Surplus.............................................................................................       10,000     10,000
Retained earnings...................................................................................       36,901     34,606
Accumulated other comprehensive income..............................................................        9,860      7,252
----------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity........................................................................       59,682     54,944
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity........................................................     $803,441   $669,232
============================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands except for per share data)

                                                                                                  Year ended December 31,
                                                                                                2000       1999       1998
----------------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans...................................................................................     $ 37,377   $ 31,292   $ 31,000
  Investment securities:
   U. S. Government......................................................................        8,753      7,454      7,149
   State, county and municipal...........................................................        1,966      1,728      1,792
   Other.................................................................................          576        692        789
----------------------------------------------------------------------------------------------------------------------------
    Total investment securities interest income..........................................       11,295      9,874      9,730
 Federal funds sold......................................................................        1,237        968        972
----------------------------------------------------------------------------------------------------------------------------
    Total interest income................................................................       49,909     42,134     41,702

Interest expense:
 Deposits................................................................................       22,388     17,655     18,716
 Short-term borrowings...................................................................          474        228        292
 Long-term obligations...................................................................        2,070      2,084      1,320
----------------------------------------------------------------------------------------------------------------------------
   Total interest expense................................................................       24,932     19,967     20,328
----------------------------------------------------------------------------------------------------------------------------
   Net interest income...................................................................       24,977     22,167     21,374
 Provision for loan losses...............................................................          475        830        155
----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses...................................       24,502     21,337     21,219

Noninterest income:
   Service charges on deposit accounts...................................................        3,942      3,497      3,199
   Other service charges and fees........................................................        1,275      1,192      1,025
   Investment securities (loss) gain, net................................................         (746)         1      1,789
   Gain (loss) on sale of loans..........................................................           38       (272)      (112)
   Credit card merchant discount.........................................................          532        425        291
   Other.................................................................................          219        103        361
----------------------------------------------------------------------------------------------------------------------------
   Total noninterest income..............................................................        5,260      4,946      6,553

Noninterest expense:
 Personnel...............................................................................       11,751     10,805      9,501
 Intangibles amortization................................................................        2,603      1,722      1,534
 Data processing.........................................................................        2,224      1,852      1,829
 Furniture and equipment.................................................................        1,650      1,534      1,502
 Occupancy...............................................................................        2,106      1,633      1,605
 Professional fees.......................................................................          705        286        715
 Other...................................................................................        3,989      3,622      3,430
   Total noninterest expense.............................................................       25,028     21,454     20,116
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes...............................................................        4,734      4,829      7,656
Income taxes.............................................................................        1,000      1,150      2,060
----------------------------------------------------------------------------------------------------------------------------
   Net income............................................................................        3,734      3,679      5,596
----------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) arising during period.........................................        3,100     (4,109)    (2,554)
 Less: reclassification adjustment for (losses) gains included in net income.............         (492)         1      1,181
 Other comprehensive income (loss).......................................................        2,608     (4,110)    (3,735)
----------------------------------------------------------------------------------------------------------------------------
   Comprehensive income (loss)...........................................................     $  6,342   $   (431)  $  1,861
============================================================================================================================
Per share information:
 Net income per common share.............................................................     $  28.51   $  27.56   $  43.40
 Cash dividends declared on common shares................................................         1.50       1.50       1.50
 Weighted average common shares outstanding..............................................      117,743    119,137    119,685
============================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands except for per share data)

                                                              Preferred Stock                 Common
                                                    -----------------------------------
                                                        Series B           Series C           Stock                   Retained
                                                    ----------------- ----------------- -----------------
                                                     Shares   Amount   Shares   Amount   Shares   Amount   Surplus    Earnings
                                                    ----------------- ----------------- ----------------- ---------  ----------
BALANCE, DECEMBER 31, 1997......................    405,645   $1,976   43,631    $578   119,918    $600    $10,000     $26,733
------------------------------------------------------------------------------------------------------------------------------
Net income......................................         --       --       --      --        --      --         --       5,596
Purchase and retirement of stock................     (6,992)     (34)  (3,258)    (16)     (652)     (4)        --        (177)
Cash dividends:
  Common stock ($1.50 per share)................         --       --       --      --        --      --         --        (179)
  Preferred B ($.90 per share)..................         --       --       --      --        --      --         --        (363)
  Preferred C ($.90 per share)..................         --       --       --      --        --      --         --         (39)
Unrealized loss on securities available-
  for-sale, net of tax of $1,924................         --       --       --      --        --      --         --          --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998......................    398,653   $1,942   40,373    $562   119,266    $596    $10,000     $31,571
------------------------------------------------------------------------------------------------------------------------------
Net income......................................         --       --       --      --        --      --         --       3,679
Purchase and retirement of stock................     (1,283)      (6)    (548)     (7)     (354)     (1)        --         (71)
Cash dividends:
  Common stock ($1.50 per share)................         --       --       --      --        --      --         --        (178)
  Preferred B ($.90 per share)..................         --       --       --      --        --      --         --        (359)
  Preferred C ($.90 per share)..................         --       --       --      --        --      --         --         (36)
Unrealized loss on securities available-
  for-sale, net of tax of $2,116................         --       --       --      --        --      --         --          --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999......................    397,370   $1,936   39,825    $555   118,912    $595    $10,000     $34,606
------------------------------------------------------------------------------------------------------------------------------
Net income......................................         --       --       --      --        --      --         --       3,734
Purchase and retirement of stock................    (29,846)    (146)      --      --    (3,703)    (19)        --        (885)
Cash dividends:
  Common stock ($1.50 per share)................         --       --       --      --        --      --         --        (177)
  Preferred B ($.90 per share)..................         --       --       --      --        --      --         --        (341)
  Preferred C ($.90 per share)..................         --       --       --      --        --      --         --         (36)
Unrealized gain on securities available-
  for-sale, net of tax of $1,343................         --       --       --      --        --      --         --          --
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000......................    367,524   $1,790   39,825    $555   115,209    $576    $10,000     $36,901
==============================================================================================================================

                                                 Accumulated
                                                    Other
                                                   Compre-        Total

                                                   hensive    Shareholders'

                                                    Income        Equity
                                                   --------      --------
BALANCE, DECEMBER 31, 1997....................     $15,097       $54,984
------------------------------------------------------------------------
Net income....................................          --         5,596
Purchase and retirement of stock..............          --          (231)
Cash dividends:
  Common stock ($1.50 per share)..............          --          (179)
  Preferred B ($.90 per share)................          --          (363)
  Preferred C ($.90 per share)................          --           (39)
Unrealized loss on securities available-
  for-sale, net of tax of $1,924..............      (3,735)       (3,735)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998....................     $11,362       $56,033
------------------------------------------------------------------------
Net income....................................          --         3,679
Purchase and retirement of stock..............          --           (85)
Cash dividends:
  Common stock ($1.50 per share)..............          --          (178)
  Preferred B ($.90 per share)................          --          (359)
  Preferred C ($.90 per share)................          --           (36)
Unrealized loss on securities available-
  for-sale, net of tax of $2,116..............      (4,110)       (4,110)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999....................     $ 7,252       $54,944
------------------------------------------------------------------------
Net income....................................          --         3,734
Purchase and retirement of stock..............          --        (1,050)
Cash dividends:
  Common stock ($1.50 per share)..............          --          (177)
  Preferred B ($.90 per share)................          --          (341)
  Preferred C ($.90 per share)................          --           (36)
Unrealized gain on securities available-
  for-sale, net of tax of $1,343..............       2,608         2,608
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000....................     $ 9,860       $59,682
========================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                                    Year ended December 31,
                                                                                                2000        1999        1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income.........................................................................          $  3,734   $   3,679   $   5,596
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses........................................................               475         830         155
   Deferred income taxes............................................................              (230)       (423)       (167)
   Loss on impairment of available-for-sale securities..............................               855           -           -
   Gains on sales and issuer calls of securities....................................              (109)         (1)     (1,789)
   Loss on sale and abandonment of premises and equipment...........................                 8         119         116
   Loss (gain) on sale of loans.....................................................               (38)        272         112
   Net (accretion of discounts) amortization of premiums on investments.............              (114)         50         (54)
   Amortization of intangibles and mortgage servicing rights........................             2,708       1,942       1,534
   Depreciation.....................................................................             1,713       1,482       1,394
   Net increase in accrued interest receivable......................................            (1,752)       (159)       (366)
   Net increase (decrease) in accrued interest payable..............................              (354)        (34)        111
   Net (increase) decrease in other assets..........................................               627         113      (1,006)
   Net decrease in other liabilities................................................              (303)     (1,679)      ( 507)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................             7,220       6,191       5,129
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Proceeds from maturities and issuer calls of
   investment securities available-for-sale.........................................            30,165      44,734      46,625
 Proceeds from maturities and issuer calls of
   investment securities held-to-maturity...........................................            58,324      43,889       5,569
 Proceeds from sales of investment securities available-for-sale....................             1,604          30       1,976
 Purchases of investment securities held-to-maturity................................           (58,679)    (57,458)    (42,786)
 Purchases of investment securities available-for-sale..............................           (41,000)    (28,000)    (32,046)
 Net (increase) decrease in loans...................................................           (16,775)    (25,321)      1,392
 Purchases of fixed assets..........................................................            (6,304)     (3,655)     (1,653)
 Sales of fixed assets..............................................................                --          --          48
 Net cash received for bank and branches acquired...................................             7,555       3,991      13,144
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN  INVESTING ACTIVITIES..............................................           (25,110)    (21,790)     (7,731)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net (decrease) increase in demand and interest-bearing demand deposits.............           (11,721)      9,426      14,592
 Net increase (decrease) in time deposits...........................................            29,336      (2,763)     (8,531)
 Proceeds from issuance of long-term obligations....................................                --          --      23,000
 Debt issuance costs................................................................                --          --        (862)
 Payments of long-term obligations..................................................                --          --      (4,750)
 Net proceeds (repayments) of short-term borrowed funds.............................             8,769       1,534      (1,702)
 Cash dividends paid................................................................              (554)       (573)       (581)
 Purchase and retirement of stock...................................................            (1,050)        (85)       (231)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................            24,780       7,539      20,935
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...................................................................             6,890      (8,060)     18,333
CASH AND CASH EQUIVALENTS AT
 THE BEGINNING OF YEAR..............................................................            48,894      56,954      38,621
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR........................................          $ 55,784   $  48,894   $  56,954
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
  Interest..........................................................................          $ 25,286   $  20,001   $  20,217
  Income taxes......................................................................          $  1,224   $     894   $   2,977
================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Unrealized gains (losses) on available-for-sale securities, net of deferred tax...          $  2,608  ($   4,110) ($   3,735)

  The accompanying notes are an integral part of these financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.  Summary of Significant Accounting Policies


          BancShares

          Southern BancShares (N.C.), Inc. ("BancShares") is the holding company
          for Southern Bank and Trust   Company ("Southern"), which operates 49
          banking offices in eastern North Carolina, and Southern Capital Trust I, a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the "Capital Securities") in June 1998 maturing in 2028. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc., whose insurance agency operations complement the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares' customers are principally located in eastern North Carolina.


          Principles of Consolidation

          The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiaries, Southern and Southern Capital Trust I. The statements also include the accounts of Goshen, Inc. a wholly-owned subsidiary of Southern. BancShares' financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.


          Basis of Financial Statement Presentation

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan losses and fair value estimates for financial instruments.


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


          Investment Securities

          BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities''. Statement 115 requires that investments in certain debt and equity securities be classified as either: held-to-maturity (reported at amortized cost), trading (reported at fair value with unrealized gains and losses included in earnings), or available-for-sale (reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related income taxes, as a separate component of shareholders' equity). Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary are charged to income in the consolidated statement of income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

  Note 1. Summary of Significant Accounting Policies - continued

          Investment Securities - continued

          BancShares' investment securities are classified in two categories as follows:

           - Securities held-to-maturity: Securities held-to-maturity consist of debt instruments for which BancShares has the positive intent and ability to hold to maturity.

           - Securities available-for-sale: Securities available-for-sale consist of certain debt and marketable equity securities not classified as trading securities nor as securities held-to-maturity, and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

          Gains and losses on the sale and contribution of securities available-for-sale are determined using the specific-identification method. Premiums and discounts are amortized into income on a level yield basis.


          Loans

          Loans are stated at principal amounts outstanding, reduced by unearned income and an allowance for loan losses.

          Southern originates certain residential mortgages with the intent to sell. Such loans held-for-sale are included in loans in the accompanying consolidated balance sheets at the lower of cost or fair value as determined by outstanding commitments from investors or current quoted market prices.

          Interest income on substantially all loans is recognized in a manner that approximates the level yield method when related to the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes the borrower's financial condition is such that collection of principal or interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist.

          Management considers a loan to be impaired when based on current information or events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method or the collateral value. When the ultimate collectibility of the impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Future cash receipts are recorded as recoveries of any amounts previously charged-off.

          Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management's periodic evaluation of the adequacy of the allowance is based on Southern's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with generally accepted accounting principles and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

          In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern's allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

  Note 1. Summary of Significant Accounting Policies - continued

          Mortgage Servicing Rights

          The estimated value of the right to service mortgage loans for others ("MSRs") is included in other assets on BancShares consolidated balance sheet. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment.


          Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, ranging from 15 to 31.5 years for buildings and improvements and 3 to 10 years for furniture and equipment.


          Intangible Assets

          Intangible assets, primarily core deposit intangibles and goodwill, are generally amortized on an accelerated basis over a period of 5 to 10 years. Intangible assets are subject to periodic review and are adjusted for any impairment of value.


          Income Taxes

          BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares' assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.

          Recognition of deferred tax assets is based on management's belief that it is "more likely than not" that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for deferred tax assets when the "more likely than not" standard is not met.


          Shareholders' Equity

          Common shareholders are entitled to one vote per share and both classes of preferred shareholders are entitled to one vote for each 38 shares owned of a class. Dividends on BancShares' common stock may be paid only after annual dividends of $.90 per share on both preferred series "B" and "C" shares have been paid.

          Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. BancShares has no potentially dilutive securities.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.   Summary of Significant Accounting Policies - continued


          Earnings per common share are calculated based on the following amounts for the years ended December 31:

                                                                       2000       1999       1998
---------------------------------------------------------------------------------------------------
          Net income..............................................  $  3,734   $  3,679   $  5,596
          Less: Preferred dividends...............................      (377)      (395)      (402)
---------------------------------------------------------------------------------------------------
          Net income applicable to common  shares.................  $  3,357   $  3,284   $  5,194
===================================================================================================
          Weighted average common shares
           outstanding during the period..........................   117,743    119,137    119,685
===================================================================================================
          Comprehensive Income

          The tax effects of other comprehensive income components as displayed in the consolidated statements of income are as follows.for the years ended December 31:

                                                                       2000       1999       1998
---------------------------------------------------------------------------------------------------
          Unrealized gains (losses) arising during period.........  $  1,597    $(2,116)   $(2,532)
          Less: Reclassification adjustment for (gains) losses
          included in net income..................................       254         --       (608)
---------------------------------------------------------------------------------------------------
          Total tax effect........................................  $  1,343    $(2,116)   $(1,924)
===================================================================================================

          Segment Reporting

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The provisions of Statement 131 were effective for fiscal years beginning after December 31, 1997. Adoption of this pronouncement did not have a material effect on BancShares' consolidated financial statements as banking is considered to be BancShares only segment.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.   Summary of Significant Accounting Policies - continued

          New Accounting Standards

          The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and was adopted by the Company on January 1, 2001 with no material impact to the Company's consolidated financial statements.

          The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company.


Note 2.   Investment Securities

          The amortized cost and estimated fair values of investment securities at December 31 were as follows:

                                          December 31, 2000                              December 31, 1999
                             ----------------------------------------------  --------------------------------------------
                               Gross       Gross        Gross     Estimated    Gross     Gross        Gross    Estimated
                             Amortized  Unrealized   Unrealized     Fair     Amortized  Unrealized Unrealized    Fair
                               Cost        Gains       Losses      Value       Cost      Gains        Losses     Value
------------------------------------------------------------------------------------------------------------------------
SECURITIES
HELD-TO-MATURITY:
  U. S. Government.........  $ 73,215        433        ( 24)      73,624    $ 80,298        12        (499)     79,811
  Obligations of states and
    political subdivisions.    22,230        464          (1)      22,693      19,731       347          (6)     20,072
  Corporate debenture......       100         --          (1)          99         100        --          (4)         96
------------------------------------------------------------------------------------------------------------------------
                               95,545        897         (26)      96,416     100,129       359        (509)     99,979
------------------------------------------------------------------------------------------------------------------------

 SECURITIES
 AVAILABLE-FOR-SALE:
  U. S. Government.........    73,997        509         (31)      74,475      57,968        --        (551)     57,417
  Marketable equity
   securities..............    13,324     14,232        (157)      27,399      10,262    12,559      (1,112)     21,709
  Obligations of states and
     political subdivisions     8,177        387          --        8,564      13,472       178         (72)     13,578
  Mortgage-backed
   securities..............     1,135         11         (11)       1,135       1,393        14         (27)      1,380
------------------------------------------------------------------------------------------------------------------------
   TOTALS..................  $192,178     16,036        (225)     207,989    $183,224    13,110       (2,271)    194,063
========================================================================================================================

          Securities with a par value of $78,155 were pledged at December 31, 2000 to secure public deposits and for other purposes as required by law and contractual arrangement.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 2.   Investment Securities - continued

          The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         Amortized        Fair
                                                                                            Cost          Value
--------------------------------------------------------------------------------------------------------------------
            Securities held-to-maturity:
              Due in one year or less..................................................   $ 65,912      $ 66,057
              Due after one year through five years....................................     25,906        26,314
              Due after five years through ten years...................................      2,774         2,920
              Due after ten years......................................................        953         1,125
--------------------------------------------------------------------------------------------------------------------
                                                                                          $ 95,545      $ 96,416
====================================================================================================================

            Available-for-sale securities:
              Due in one year or less..................................................   $ 33,255      $ 33,256
              Due after one year through five years....................................     42,468        42,992
              Due after five years through ten years...................................      2,923         3,091
              Due after ten years......................................................      3,528         3,700
              Mortgage-backed securities...............................................      1,135         1,135
              Marketable equity securities.............................................     13,324        27,399
--------------------------------------------------------------------------------------------------------------------
                                                                                          $ 96,633      $111,573
====================================================================================================================


          Sales of securities available-for-sale having a cost basis of $593 in 2000, $55 in 1999 and $187 in 1998 resulted in gross realized gains of $98 for 2000, $1 for 1999 and $1,789 for 1998. Other gross realized gains on investment securities in 2000, 1999 and 1998 were attributable to issuer calls of debt securities.

          During 2000, management determined that certain marketable equity securities had declines in their fair value that were deemed to be other than temporary. Accordingly, a loss of $855 was recorded and the carrying amount of the investment was reduced.


Note 3.   Loans

            Loans by type were as follows:                                                     December 31,
                                                                                            2000          1999
-------------------------------------------------------------------------------------------------------------------
            Commercial, financial and agricultural.....................................   $114,198      $101,128
            Real estate:
                Construction...........................................................     14,621         8,647
            Mortgage:
                One to four family residential.........................................    115,473       111,793
                Commercial.............................................................    126,472        74,873
                Equityline.............................................................     40,468        30,152
                Other..................................................................     39,069        32,851
            Consumer...................................................................     38,795        34,309
            Lease financing............................................................      7,870         4,307
-------------------------------------------------------------------------------------------------------------------
                Total loans............................................................   $496,966      $398,060
===================================================================================================================

            Loans held for sale (included in one-to-four family residential loans).....   $  1,807      $  3,508
            Loans serviced for others (excluded from total loans)......................   $177,093      $180,345

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 3.   Loans - continued

          On December 31, 2000 total loans to directors, executive officers and related individuals and organizations were $933. On December 31, 1999 total loans to directors, executive officers and related individuals and organizations were $1,108. During 2000, $25 of new loans were made to this group and repayments totaled $200. There were no restructured or nonaccrual loans to directors, executive officers or related individuals and organizations. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than normal risks of collectibility.


Note 4.   Allowance for Loan Losses

          Transactions in the allowance for loan losses for the three years ended December 31 were as follows:

                                                        2000      1999     1998
--------------------------------------------------------------------------------
          Balance at beginning of year..............  $6,188    $5,962   $5,971
          Allowance from branch acquisitions........     800        --      269
          Provision for loan losses.................     475       830      155
          Loans charged off.........................    (534)     (748)    (544)
          Loan recoveries...........................     355       144      111
--------------------------------------------------------------------------------
          Balance at end of the year................  $7,284    $6,188   $5,962
================================================================================

          At December 31, 2000 and 1999, Southern had nonaccrual loans of $478 and $243, respectively. At December 31, 2000 Southern had no restructured loans and at December 31, 1999 Southern had restructured loans of $42. At December 31, 2000 and 1999 Southern had accruing loans past due 90 days or more totaling $1,081 and $460, respectively. The amount of foregone interest on nonaccrual and restructured loans at December 31, 2000, 1999 and 1998, was not material for the periods presented. At December 31, 2000 and 1999, Southern's impaired loans were less than the nonaccrual and restructured loan amounts presented above and no additional allowances for loan losses were required for these impaired loans.


Note 5.   Premises and Equipment

          The components of premises and equipment were as follows:

                                                                December 31,
                                                               2000      1999
--------------------------------------------------------------------------------
          Land.............................................  $ 6,248   $ 4,822
          Buildings and improvements.......................   22,825    17,254
          Furniture and equipment..........................    8,575     7,407
          Construction-in-progress.........................    1,515        12
--------------------------------------------------------------------------------
                                                              39,163    29,495
          Less: accumulated depreciation...................   (9,850)   (8,238)
--------------------------------------------------------------------------------
                                                             $29,313   $21,257
================================================================================

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 6.   Income Taxes

          The components of income tax expense (benefit) for the years ended December 31 were as follows:

                                                                                          2000      1999      1998
-----------------------------------------------------------------------------------------------------------------------
          Current:
           Federal....................................................................  $1,224    $1,568    $2,221
           State......................................................................       6         5         6
-----------------------------------------------------------------------------------------------------------------------
                                                                                         1,230     1,573     2,227
-----------------------------------------------------------------------------------------------------------------------

          Deferred:
           Federal....................................................................    (230)     (423)     (167)
-----------------------------------------------------------------------------------------------------------------------
                                                                                        $1,000    $1,150    $2,060
-----------------------------------------------------------------------------------------------------------------------

          A reconciliation of the expected tax expense, based on the Federal statutory rate of 34%, to the actual tax expense for the years ended December 31 is as follows:

                                                                                         2000      1999      1998
-----------------------------------------------------------------------------------------------------------------------
          Expected income tax expense at stated rate (34%)............................  $1,609    $1,642    $2,603
          Increase (decrease) in income tax expense
             resulting from:
          Tax exempt income...........................................................   1,009)     (911)     (908)
          Amortization of intangible assets...........................................      88       126       143
          State income tax (net of federal benefit)...................................       4         4         2
          Change in valuation allowance...............................................     320        --        --
          Other, net..................................................................     (12)      289       220
-----------------------------------------------------------------------------------------------------------------------
                                                                                        $1,000    $1,150    $2,060
           Effective tax rate.........................................................      21%       24%       27%
=======================================================================================================================

          Significant components of BancShares' deferred tax liabilities and (assets) are as follows:

                                                                                                    December 31,
                                                                                                   2000      1999
------------------------------------------------------------------------------------------------------------------------
          Deferred tax liabilities:
          Depreciation......................................................................      $  749    $  554
          Leased assets.....................................................................         297       178
          Investment securities.............................................................       5,080     3,737
          Other.............................................................................         351       392
                                                                                                   -----     -----
           Gross deferred tax liabilities...................................................       6,477     4,861
------------------------------------------------------------------------------------------------------------------------

          Deferred tax assets:
          Allowance for loan losses.........................................................      (2,476)   (2,104)
          Intangible assets.................................................................      (1,560)   (1,082)
          Other.............................................................................      (1,010)     (912)
                                                                                                  ------    ------
           Gross deferred tax assets........................................................      (5,046)   (4,098)
-----------------------------------------------------------------------------------------------------------------------

          Valuation allowance...............................................................         320        --
                                                                                                  ------    ------
          Net deferred tax asset............................................................      (4,726)   (4,098)
                                                                                                  ------    ------
          Net deferred tax liability........................................................      $1,751    $  763
========================================================================================================================

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 6.   Income Taxes - continued

          A valuation allowance for deferred tax assets of $320,000 was required at December 31, 2000. A valuation allowance for deferred tax assets was not required at December 31, 1999. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in the carryback period. A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available-for-sale. The related deferred tax (charges) benefits of approximately ($2,608) and $2,116 for the years ended December 31, 2000 and 1999, respectively, have been recorded directly to shareholders' equity.


Note 7.    Deposits

           Deposits at December 31 are summarized as follows:
                                             2000            1999
--------------------------------------------------------------------------
           Demand.......................  $107,695          $ 89,181
           Checking with interest.......    83,964            75,969
           Savings......................    58,419            57,398
           Money market accounts........    71,390            55,701
           Time.........................   377,017           300,001
--------------------------------------------------------------------------
            Total deposits..............  $698,485          $578,250
==========================================================================

          Total time deposits with a denomination of $100 or more were $81,656 and $60,384 at December 31, 2000 and 1999, respectively.

          At December 31, 2000, the scheduled maturities of all time deposits were:

          2001.........................................     $309,519
          2002.........................................       41,234
          2003.........................................       18,247
          2004.........................................        8,017
          2005 and thereafter..........................            -
--------------------------------------------------------------------------
             Total time deposits.......................     $377,017
==========================================================================

Note 8.   Short-Term Borrowings and Long-Term Obligations
          Short-term Borrowings
          Short-term borrowings at December 31, were:
                                                       2000      1999
--------------------------------------------------------------------------
          U.S. Treasury tax and loan accounts...... $ 1,359     $ 1,435
          Repurchase agreements....................  14,068       5,223
--------------------------------------------------------------------------
           Total short-term borrowings............. $15,427     $ 6,658
==========================================================================

          The U.S. Treasury tax and loan accounts averaged $1,126 in 2000 and $991 in 1999. The highest month-end balance of the U.S. Treasury tax and loan accounts was $2,150 in 2000 and $2,035 in 1999. The average rate on U.S. Treasury tax and loan accounts was 5.95% in 2000 and 4.15% in 1999. The repurchase agreements averaged $7,124 in 2000 and $5,240 in 1999. The highest month-end balance of the repurchase agreements was $14,068 in 2000 and $6,313 in 1999. The average rate on repurchase agreements in 2000 and 1999 was 5.03% and 3.58%. At December 31, 2000, $78,154 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)



Note 8.   Short-Term Borrowings and Long-Term Obligations - continued


          Long-term Obligations

          The $23.0 million long-term obligations are Capital Trust Securities of Southern Capital Trust I, ("the Trust") a wholly-owned statutory business trust of BancShares. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2003. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities.


Note 9.   Acquisitions and dispositions

          BancShares has consummated numerous bank branch acquisitions and dispositions in recent years. All of the acquisitions have been accounted for under the purchase method of accounting, with the results of operations not included in BancShares' Consolidated Statements of Income until after the transaction date. The pro forma impact of the acquisitions and dispositions as though they had been made at the beginning of the periods presented is not considered material to BancShares' consolidated financial statements.

          The following table provides information regarding the acquisitions and dispositions that have been consummated during the three-year period ending December 31, 2000:

                                                                                              Deposit
                                                                                Assets       Liabilities
                                                                               Acquired        Assumed     Resulting
               Date          Institution/Location                               (Sold)         (Sold)      Intangible
          -----------------------------------------------------------------------------------------------------------
           November 2000     First-Citizens Bank & Trust Company (1).........   $15,349         $15,349        $1,428
                             Nashville, North Carolina

           November 2000     First-Citizens Bank & Trust Company (1).........    50,764          50,764         5,261
                             Rocky Mount, North Carolina

              April 2000     Centura Bank....................................    10,322          10,322         1,136
                             Nashville, North Carolina

              April 2000     Centura Bank....................................     8,003           8,003           622
                             Sharpsburg, North Carolina

              April 2000     Centura Bank....................................     1,068          11,065         1,107
                             Battleboro, North Carolina

           February 2000     Cooperative Bank for Savings, SSB...............     7,124           7,117           532
                             Robersonville, North Carolina

          September 1999     First-Citizens Bank & Trust Company (1).........    14,837          14,835         1,335
                             Ahoskie, North Carolina

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 9.   Acquisitions and dispositions - continued

     December 1998       First Union National Bank.....................    16,440   16,440   1,685
                         Red Springs, North Carolina

      October 1998       First-Citizens Bank & Trust Company (1).......     5,309    5,302     186
                         Gates, North Carolina

          May 1998       Enfield Savings Bank .........................    18,174   18,041     448
                         Enfield, North Carolina

          May 1998       Enfield Savings Bank (2)......................    (2,420)  (2,420)    (85)
                         Littleton, North Carolina

    (1) See Note 15.
    (2) Represents the sale of this branch to First-Citizens Bank & Trust Company (1).


Note 10.  Retirement Plans

          Southern has a noncontributory, defined benefit pension plan which covers substantially all full-time employees. Employees who qualify under length of service and other requirements participate in the noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount allowable for federal income tax purposes. The plan's assets consist primarily of investments in First-Citizens Bank & Trust Company common trust funds, which include listed common stocks and fixed income securities (see
          Note 15). It is Southern's policy to determine the service cost and projected benefit obligation using the Projected Unit Credit Cost method.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 10.  Retirement Plans - continued


          The following sets forth pertinent information regarding the pension plan for the periods indicated:

                                                                      2000     1999     1998
---------------------------------------------------------------------------------------------------
          Change in benefit obligation
          Net benefit obligation at beginning of year...............  $7,414   $7,647   $6,598
          Service cost..............................................     422      413      356
          Interest cost.............................................     576      533      489
          Actuarial (gain) loss.....................................     257     (898)     414
          Gross benefits paid.......................................    (338)    (281)    (210)
---------------------------------------------------------------------------------------------------
          Net benefit obligation at end of year.....................  $8,331   $7,414   $7,647
===================================================================================================
          Change in plan assets
          Fair value of plan assets at beginning of year............  $7,483   $6,936   $5,943
          Actual return on plan assets..............................     183      351      920
          Employer contributions....................................     415      476      283
          Gross benefits paid.......................................    (338)    (280)    (210)
---------------------------------------------------------------------------------------------------
          Fair value of plan assets at end of year..................  $7,743   $7,483   $6,936
===================================================================================================
          Funded status at end of year..............................  $ (588)  $   69   $ (711)
          Unrecognized net actuarial loss (gain)....................      97     (511)     352
          Unrecognized prior service cost...........................      56       64       73
          Unrecognized net transition asset.........................    (103)    (143)    (184)
---------------------------------------------------------------------------------------------------
          Net amount recognized as a liability in the consolidated
          balance sheets at end of year.............................  $ (538)  $ (521)  $ (470)
===================================================================================================
          Assumptions as of December 31:
          Discount rate.............................................    7.25%    7.50%    6.75%
          Expected return on plan assets............................    8.50%    8.50%    8.00%
          Rate of compensation increase.............................    4.75%    4.75%    4.50%

          Components of net periodic benefit cost:
          Service cost..............................................  $  422   $  413   $  356
          Interest cost.............................................     576      533      489
          Expected return on assets.................................    (535)    (464)    (395)
          Amortization of:
          Transition asset..........................................     (40)     (40)     (41)
          Prior service cost........................................       9        8        8
          Actuarial loss............................................       -       77       67
---------------------------------------------------------------------------------------------------
          Total net periodic benefit cost...........................  $  432   $  527   $  484
===================================================================================================

          Employees are also eligible to participate in a matching savings plan after one year of service. During 2000 Southern made participating contributions to this plan of $286 compared to $263 during 1999 and $245 during 1998.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 11.  Regulatory Requirements and Restrictions

          BancShares and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations establish guidelines for minimum capital levels, restrict certain dividend payments and require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Such reserves averaged $12,993 during 2000 of which $9,709 was satisfied by vault cash and the remainder by amounts held in the Federal Reserve Bank.

          Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4% of risk-adjusted assets, a total capital ratio of no less than 8% of risk-adjusted assets, and a leverage capital ratio of no less than 4% of average tangible assets. To meet the Federal Deposit Insurance Corporation's ("FDIC") "well capitalized" standards, the Tier 1 ratios must be at least 6%, total capital ratios must be at least 10% and leverage capital ratios must be at least 5%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2000, Southern was considered to be "well capitalized" by the FDIC.


          Southern's capital ratios as of December 31 are set forth below:

                                                              2000       1999
-------------------------------------------------------------------------------
          Tier 1 capital................................  $ 51,865   $ 55,398
          Total capital.................................    61,630     62,967
          Risk-adjusted assets..........................   489,540    386,761
          Average tangible assets.......................   744,328    654,268

          Tier 1 capital ratio..........................     10.59%     14.32%
          Total capital ratio...........................     12.59%     16.28%
          Leverage capital ratio........................      6.97%      8.47%

          The primary source of funds for the dividends paid by BancShares to its shareholders is dividends received from its Banking subsidiary. Southern Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of retained earnings. Should at anytime its surplus be less than 50% of its paid-in capital stock, Southern Bank may not declare a dividend until it has transferred from retained earnings to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern Bank may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the FDIC. Dividends on BancShares' common shares may be paid only after dividends on preferred Series "B" and "C'' shares have been paid. Common share dividends are based upon BancShares' profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2000, Southern had available for the payment of dividends undivided profits of approximately $22.9 million, unless declaration of dividends for such amount would reduce the regulatory capital of Southern below the minimum levels discussed above. At December 31, 2000, approximately $35.8 million of BancShares' investment in Southern was restricted as to transfer to BancShares without obtaining prior regulatory approval.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 12.  Commitments, Contingencies and Concentration of Credit Risk

          In the normal course of business there are various commitments and contingent liabilities outstanding, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements.

          Southern is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and undisbursed advances on customer lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

          Southern is exposed to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit which is represented by the contractual notional amount of those instruments. Southern uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

          Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Southern evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Southern, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties.

          Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

          Outstanding standby letters of credit as of December 31, 2000 and December 31, 1999 amounted to $3,008 and $3,060. Outstanding commitments at December 31, 2000 and December 31, 1999 were $136,950 and $111,988. Undisbursed advances on customer lines of credit at December 31, 2000 and December 31, 1999 were $48,506 and $51,782.

          Southern grants agribusiness, commercial and consumer loans to customers primarily in eastern North Carolina. Although Southern has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agricultural industry and in particular the tobacco segment thereof. For several decades tobacco has been under criticism for potential health risks. Management is unable to predict the impact of the contingencies inherent in this market segment as it relates to Southern.

          BancShares is also involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of such actions will not have a material adverse effect on the consolidated financial condition of BancShares.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 13.  Parent Company Financial Statements

          Presented below are the condensed balance sheets (parent company only) of Southern BancShares (N.C.), Inc. as of December 31, 2000 and 1999 and condensed statements of income and cash flows for the three years ended December 31, 2000.

                                                              December 31,
          CONDENSED BALANCE SHEETS                           2000      1999
------------------------------------------------------------------------------
          ASSETS
          Cash............................................  $ 1,108   $ 1,862
          Investment securities available-for-sale........   11,694    12,011
          Other assets....................................      989     1,147
          Investment in subsidiaries......................   71,790    65,561
------------------------------------------------------------------------------
           Total assets...................................  $85,581   $80,581
==============================================================================
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Accrued liabilities.............................  $ 2,188   $ 1,926
          Notes payable...................................   23,711    23,711
           Total liabilities..............................   25,899    25,637
          Shareholders' equity............................   59,682    54,944
------------------------------------------------------------------------------
           Total liabilities and shareholders' equity.....  $85,581   $80,581
==============================================================================

          CONDENSED STATEMENTS OF INCOME

                                                              Year ended December 31,
                                                              2000      1999      1998
----------------------------------------------------------------------------------------
          Dividends from bank subsidiary..................  $ 2,376   $    --   $ 3,090
            Securities (losses) gains.....................     (727)       __        __
          Other dividends.................................      264       192       152
----------------------------------------------------------------------------------------
           Total income...................................    1,913       192     3,242

          Interest expense................................   (2,129)   (2,142)   (1,320)
          Other expense...................................      (65)      (65)     (293)
----------------------------------------------------------------------------------------
          (Loss) income before equity in undistributed
           income of subsidiaries.........................     (281)   (2,015)    1,629
          Equity in undistributed income of subsidiaries..    4,015     5,694     3,967
----------------------------------------------------------------------------------------
           Net income.....................................  $ 3,734   $ 3,679   $ 5,596
========================================================================================

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 13. Parent Company Financial Statements (continued)

         CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                                      2000      1999      1998
-------------------------------------------------------------------------------------------------
         OPERATING ACTIVITIES:
           Net income..............................................  $ 3,734   $ 3,679   $  5,596
           Adjustments to reconcile net income to net cash (used)
            provided by operating activities:
           Equity in undistributed net income of subsidiary........   (4,015)   (5,694)    (3,967)
           Loss on impairment of available for sale securities.....      855        --         --
           Gains on sales and issuer calls of securities...........     (128)       --         --
           Decrease (increase) in other assets.....................      158       186       (543)
           Increase (decrease) in accrued liabilities..............      262      (678)      (959)
           Decrease in accrued interest payable....................       --        --         (9)
-------------------------------------------------------------------------------------------------
          NET CASH (USED) PROVIDED BY
           OPERATING ACTIVITIES....................................      866    (2,507)       118
-------------------------------------------------------------------------------------------------
          INVESTING ACTIVITIES:
           Sale (purchase) of  investments.........................      (16)    1,225     (1,787)
           Investments in subsidiaries.............................       --        --    (12,711)
-------------------------------------------------------------------------------------------------
          NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES....................................      (16)    1,225    (14,498)
-------------------------------------------------------------------------------------------------
          FINANCING ACTIVITIES:
           Dividends paid..........................................     (554)     (573)      (581)
           Purchase and retirement or redemption of stock..........   (1,050)      (85)      (231)
           Change in notes payable, net............................       --        --     18,961
-------------------------------------------------------------------------------------------------
          NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES....................................   (1,604)     (658)    18,149
-------------------------------------------------------------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS........................................     (754)   (1,940)     3,769
          CASH AND CASH EQUIVALENTS AT
           THE BEGINNING OF YEAR...................................    1,862     3,802         33
-------------------------------------------------------------------------------------------------
          CASH AND CASH EQUIVALENTS
          AT THE END OF YEAR.......................................  $ 1,108   $ 1,862   $  3,802
=================================================================================================
          SUPPLEMENTAL DISCLOSURES OF CASH
           PAID DURING THE YEAR FOR:
           Interest................................................  $ 2,129   $ 2,142   $  1,329
           Income taxes............................................  $    --   $     4   $     11
=================================================================================================

Note 14.  Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and due from banks, federal funds sold, and accrued interest receivable The carrying amounts for cash and due from banks, federal funds sold and accrued interest receivable are. equal to their fair values due to the short term nature of these financial instruments.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 14.  Fair Value of Financial Instruments  (continued)

          Investment securities

          Fair values of investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans

          For variable-rate loans that are performing, fair values are based on carrying values. The fair values of fixed rate loans that are performing are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is based on the book value of each loan, less an applicable reserve for credit losses. This reserve for credit losses is determined on a loan-by-loan basis for nonperforming assets based on one or a combination of the following: external appraisals, internal assessments using available market information and specific borrower information, or discounted cash flow analysis.

          Deposits

          The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at year end. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates paid for similar deposits.

          Short-term borrowings and accrued interest payable

          The carrying amounts for short-term borrowings and accrued interest payable are equal to the fair values due to the short term nature of these financial instruments.

          Long-term obligations

          The fair value of long-term obligations is the market value at the last trade date in 2000 and 1999.

          Commitments

          Southern's commitments to extend credit have no carrying value and are generally at variable rates and/or have relatively short terms to expiration. Accordingly, these financial instruments are deemed to have no material fair value.

          Limitations on Fair Value Assumptions

          Fair value estimates are made by management at specific points in time based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time BancShares' entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of BancShares' financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 14.  Fair Value of Financial Instruments  (continued)

          Limitations on Fair Value Assumptions - continued


          Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, BancShares has premises and equipment which are not considered financial instruments. Accordingly, the value of these assets has not been incorporated into the fair value estimates. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.


          The estimated fair values of BancShares' financial instruments at December 31 are as follows:

                                                        2000                 1999
------------------------------------------------------------------------------------------------
                                                  Carrying   Estimated   Carrying   Estimated
                                                   Amount    Fair Value   Amount    Fair Value
------------------------------------------------------------------------------------------------
          Financial assets:
           Cash and due from banks..........      $ 42,944    $ 42,944  $ 28,524    $ 28,524
           Federal funds sold...............        12,840      12,840    20,370      20,370
           Investment securities:
            Held-to-maturity................        95,545      96,416   100,129      99,979
            Available-for-sale..............       111,573     111,573    94,084      94,084
           Loans............................       489,682     486,480   391,872     390,034
           Accrued interest receivable......         6,482       6,482     4,730       4,730

          Financial liabilities:
           Deposits.........................      $698,485    $700,313  $578,250    $593,498
           Short-term borrowings............        15,427      15,427     6,658       6,658
           Long-term obligations............        23,000      20,125    23,000      19,838
           Accrued interest payable.........         4,117       4,117     4,471       4,471

Note 15.  Related Parties

          BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2000 beneficially owned 32,526 shares, or 28.23%, of BancShares' outstanding common stock and 4,966 shares, or 1.35%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,577 shares, or 23.94%, of BancShares' outstanding common stock.

          These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2000, beneficially owned 2,524,468 shares, or 28.64%, and 1,477,495 shares, or 16.76%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 37.86%, and 199,052 shares, or 11.61%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B common shares, or 6.10%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 15.  Related Parties - continued

          A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). As more fully discussed in note 9, Southern acquired branches from First Citizens in 2000, 1999 and 1998 and sold a branch to First Citizens in 1998.

          The following table lists the various charges paid to the Corporation during the years ended December 31:


                                                   2000   1999    1998
-------------------------------------------------------------------------
          Data and item processing.............  $2,461  $2,156  $2,345
          Forms, supplies and equipment........     302     281     231
          Trustee for employee benefit plans...      88      89      79
          Consulting fees......................      83      86      78
          Other services.......................      80     136     135
-------------------------------------------------------------------------
                                                 $3,014  $2,748  $2,868
=========================================================================

          Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $26,205 at December 31, 2000 and $8,583 at December 31, 1999. Southern's wholly-owned subsidiary, Goshen, Inc. paid $99 and $94 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2000 and 1999, respectively. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had an amortized cost of $2.6 million and $465,000, respectively, at December 31, 2000 and 1999. The Class A common stock had a fair value of $10.0 million and $8.7 million at December 31, 2000 and 1999, respectively. The Class B common stock had a fair value of $1.6 million at both December 31, 2000 and 1999.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 27, 2001       SOUTHERN  BANCSHARES  (N.C.),  INC.

                                     /s/ R. S. Williams
                                By:  --------------------------------------
                                     R. S. Williams, Chairman of  the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                                   Date
/s/R. S. Williams                     Chairman of the Board of Directors                          February 27, 2001
---------------------------
R. S. Williams

/s/John C. Pegram, Jr.                President, Chief Executive Officer and Director             February 27, 2001
---------------------------
John C. Pegram, Jr.                   (principal executive officer)

/s/David A. Bean                      Treasurer (principal financial and accounting officer)      February 27, 2001
---------------------------
David A. Bean

/s/Bynum R. Brown                     Director                                                       March 13, 2001
---------------------------
Bynum R. Brown

/s/William H. Bryan                   Director                                                    February 27, 2001
---------------------------
William H. Bryan

/s/D. Hugh Carlton                    Director                                                   February  27, 2001
---------------------------
D. Hugh Carlton

/s/Robert J. Carroll                  Director                                                        March 1, 2001
---------------------------
Robert J. Carroll

/s/Hope H. Connell                    Director                                                       March  1, 2001
---------------------------
Hope H. Connell

/s/J. Edwin Drew                      Director                                                        March 1, 2001
---------------------------
J. Edwin Drew

/s/Sam E. Ewell, Jr.                  Director                                                        March 6, 2001
---------------------------
Sam E. Ewell, Jr.

/s/Moses B. Gillam, Jr.               Director                                                        March 2, 2001
---------------------------
Moses B. Gillam, Jr.

/s/Leroy C. Hand, Jr.                 Director                                                        March 1, 2001
---------------------------
LeRoy C. Hand, Jr.

/s/J. D. Hines                        Director                                                        March 5, 2001
---------------------------
J. D. Hines

/s/Frank B. Holding                   Director                                                    February 27, 2001
---------------------------
Frank B. Holding

/s/George A. Hux                      Director                                                        March 5, 2001
---------------------------
George A. Hux

/s/M. J. McSorley                       Director                               February 27, 2001
----------------------------
M. J. McSorley

/s/W. Hunter Morgan                     Director                                   March 2, 2001
----------------------------
W. Hunter Morgan

/s/Charles I. Pierce                    Director                                   March 1, 2001
Charles I. Pierce, Sr.

 /s/ W. A. Potts                        Director                                   March 6, 2001
----------------------------
W. A. Potts

/s/Charles L. Revelle, Jr.              Director                                   March 9, 2001
Charles L. Revelle, Jr.

/s/Watson N. Sherrod, Jr.               Director                                   March 5, 2001
----------------------------
Watson N. Sherrod, Jr.

/s/ Charles O. Sykes                    Director                               February 27, 2001
----------------------------
Charles O. Sykes

/s/ Raymond M. Sykes                    Director                                   March 5, 2001
----------------------------
Raymond M. Sykes

/s/John N. Walker                       Director                               February 27, 2001
----------------------------
John N. Walker

                                   EXHIBIT INDEX


   Exhibit                               Exhibit
    Number

     3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit
               3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

     3.2 Registrant's Bylaws (filed as exhibit 3.2 to the Registrant's Registration Statement on FormS-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

     4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

     10.1 Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.2 Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.3 Employment Agreement between Watson N. Sherrod, Jr. and Southern Bank and Trust Company (filed as exhibit 10.4 to the Registrant's 1998 Annual Report on Form 10-K and incorporated herein by reference)

     10.4 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (No. 333-52107) filed June .3, 1998 and incorporated herein by reference.)

     10.5 Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-4
               (No. 33 3-52107) filed June 3, 1998 and incorporated herein by reference).

     10.6 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333- 52107) filed June 3, 1998 and incorporated herein by reference).

     22 Subsidiaries of the Registrant (filed as exhibit 22 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference)

     99 Registrant's definitive Proxy Statement dated March 23, 2001 for the 2000 Annual Shareholders' Meeting (previously filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO DAVID A. BEAN, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER OF SOUTHERN BANCSHARES (N.C.), INC.