Form 10-Q
period 2001-03-31
SOUTHERN BANCSHARES NC INC
filed 2001-05-14
CIK 703904

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001               Commission File No. 0-10852

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

                                 115,020 shares

Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                        (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                        March 31,      December 31,
CONSOLIDATED BALANCE SHEETS                                                                                2001             2000
                                                                                                        ------------   -------------
(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                                                                   $  35,521       $  42,944
Federal funds sold                                                                                           43,200          12,840
Investment securities:
     Available-for-sale, at fair value (amortized cost $91,103 and $96,633, respectively)                   107,397         111,573
     Held-to-maturity,  at amortized cost (fair value $87,404 and $96,416, respectively)                     86,024          95,545
Loans                                                                                                       511,666         496,966
     Less allowance for loan losses                                                                          (7,371)         (7,284)
                                                                                                          ---------       ---------
Net loans                                                                                                   504,295         489,682
Premises and equipment                                                                                       30,108          29,313
Intangible assets                                                                                            12,719          13,789
Accrued interest receivable                                                                                   6,195           6,482
Other assets                                                                                                    243           1,273
                                                                                                          ---------       ---------
              Total assets                                                                                $ 825,702       $ 803,441
                                                                                                          =========       =========

LIABILITIES
Deposits:
     Noninterest-bearing                                                                                  $ 110,626       $ 107,695
     Interest-bearing                                                                                       606,003         590,790
                                                                                                          ---------       ---------
Total deposits                                                                                              716,629         698,485
Long-term obligations                                                                                        23,000          23,000
Short-term borrowings                                                                                        13,433          15,427
Accrued interest payable                                                                                      3,654           4,117
Other liabilities                                                                                             4,391           2,730
                                                                                                          ---------       ---------
          Total liabilities                                                                                 761,107         743,759
                                                                                                          ---------       ---------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized; 366,471 and 367,524 shares issued and outstanding at March 31, 2001 and
      December 31, 2000, respectively                                                                         1,785           1,790
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized; 39,825
      shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively                       555             555
Common stock, $5 par value; 158,485 shares authorized; 115,020 and 115,209 shares
       issued and outstanding at March 31, 2001 and December 31, 2000, respectively                             575             576
Surplus                                                                                                      10,000          10,000
Retained earnings                                                                                            40,927          36,901
Accumulated other comprehensive income                                                                       10,753           9,860
                                                                                                          ---------       ---------
        Total shareholders' equity                                                                           64,595          59,682
                                                                                                          ---------       ---------

              Total liabilities and shareholders' equity                                                  $ 825,702       $ 803,441
                                                                                                          =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                               (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                                              Three Months Ended March 31,
                                                                                                           2001              2000
                                                                                                           ----              ----
(Dollars in thousands except share and per share data)

Interest income:
      Loans                                                                                              $  10,886        $   8,434
      Investment securities:
          U. S. Government                                                                                   2,185            1,958
          State, county and municipal                                                                          459              478
          Other                                                                                                130              156
                                                                                                         ---------        ---------
               Total investment securities interest income                                                   2,774            2,592
      Federal funds sold                                                                                       408              310
                                                                                                         ---------        ---------
                       Total interest income                                                                14,068           11,336

Interest expense:
       Deposits                                                                                              6,665            4,738
       Short-term borrowings                                                                                   177               63
       Long-term obligations                                                                                   517              517
                                                                                                         ---------        ---------
                 Total interest expense                                                                      7,359            5,318
                                                                                                         ---------        ---------
                     Net interest income                                                                     6,709            6,018
      Provision for loan losses                                                                                150               75
                                                                                                         ---------        ---------
                     Net interest income after provision for loan losses                                     6,559            5,943

Noninterest income:
     Investment securities (loss) gain, net                                                                  4,327             (843)
     Service charges on deposit accounts                                                                     1,175              862
     Other service charges and fees                                                                            354              305
     Other                                                                                                     145              135
                                                                                                         ---------        ---------
           Total noninterest income                                                                          6,001              459

Noninterest expense:
      Personnel                                                                                              3,430            2,823
      Intangibles amortization                                                                               1,032              457
      Occupancy                                                                                                618              495
      Data processing                                                                                          609              471
      Furniture and equipment                                                                                  345              382
      Professional fees                                                                                        143              229
      Other                                                                                                  1,130              910
                                                                                                         ---------        ---------
             Total noninterest expense                                                                       7,307            5,767
                                                                                                         ---------        ---------
Income before income taxes                                                                                   5,253              635
Income taxes                                                                                                 1,050              130
                                                                                                         ---------        ---------
                       Net income                                                                            4,203              505
                                                                                                         ---------        ---------

Other comprehensive income (loss) net of tax:
   Unrealized gains (losses) arising during period                                                           3,749           (1,880)
      Less: reclassification adjustment for gains (losses) included in net income                            2,856             (556)
                                                                                                         ---------        ---------

         Other comprehensive income (loss)                                                               $     893        $  (1,324)
                                                                                                         ---------        ---------

            Comprehensive income (loss)                                                                  $   5,096        $    (819)
                                                                                                         =========        =========
Per share information:
   Net income per common share                                                                           $   35.73        $    3.44
   Cash dividends declared on common shares                                                                   0.38             0.38
   Weighted average common shares outstanding                                                              115,113          118,773
                                                                                                         =========        =========


The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(Dollars in thousands except per share data)
(Unaudited)

                                                      Preferred Stock            Common Stock                    Accumulated
                                           ----------------------------------  ---------------                      Other   Total
                                                Series B          Series C                                         Compre-  Share-
                                           ------------------- --------------                            Retained  hensive  holders'
                                            Shares    Amount   Shares  Amount  Shares   Amount   Surplus Earnings  Income   Equity
                                           -------- ---------- ------ ------- -------  --------  ------- --------  ------   -------
Balance, December 31, 1999                 397,370  $ 1,936    39,825  $ 555   118,912   $ 595   $10,000  $34,606  $ 7,252  $54,944
Net income                                                                                                    505               505
Purchase and retirement of stock              (200)      (2)                      (386)     (2)               (70)              (74)
Cash dividends:
  Common stock ($.38 per share)                                                                               (45)              (45)
  Preferred B ($.22 per share)                                                                                (87)              (87)
  Preferred C ($.22 per share)                                                                                 (9)               (9)
Unrealized loss on securities
  available-for-sale, net of tax benefit
  of $682                                                                                                           (1,324)  (1,324)
                                          --------  -------  --------  -----  --------   -----   -------  -------  -------  -------
Balance, March 31, 2000                    397,170  $ 1,934    39,825  $ 555   118,526   $ 593   $10,000  $34,900  $ 5,928  $53,910
                                          ========  =======  ========  =====  ========   =====   =======  =======  =======  =======

Balance, December 31, 2000                 367,524  $ 1,790    39,825  $ 555   115,209   $ 576   $10,000  $36,901  $ 9,860  $59,682
Net income                                                                                                  4,203             4,203
Purchase and retirement of stock            (1,053)      (5)                      (189)     (1)               (44)              (50)
Cash dividends:
  Common stock ($.38 per share)                                                                               (43)              (43)
  Preferred B ($.22 per share)                                                                                (81)              (81)
  Preferred C ($.22 per share)                                                                                 (9)               (9)
Unrealized gain on securities
  available-for-sale, net of tax of $460                                                                               893      893
                                          --------  -------  --------  -----  --------   -----   -------  -------  -------  -------
Balance, March 31, 2000                    366,471  $ 1,785    39,825  $ 555   115,020   $ 575   $10,000  $40,927  $10,753  $64,595
                                          ========  =======  ========  =====  ========   =====   =======  =======  =======  =======


The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                 (Unaudited)
                                                                                                        Three months ended March 31,
(In thousands)                                                                                               2001            2000
                                                                                                        -------------     ----------

OPERATING ACTIVITIES:
Net income                                                                                                  $  4,203       $    505
Adjustments to reconcile net income to net cash provided by operating activities:
            Provision for loan losses                                                                            150             75
            Loss on impairment of available-for-sale securities                                                 --              855
            Investment securities gain, net                                                                   (4,327)           (12)
            Amortization of intangibles and mortgage servicing rights                                          1,070            502
            Depreciation                                                                                         313            413
            Net decrease (increase) in accrued interest receivable                                               287           (485)
            Net decrease in accrued interest payable                                                            (463)           (41)
            Net decrease in other assets                                                                         992             54
            Net increase (decrease) in other liabilities                                                       1,609           (117)
                                                                                                            --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                      3,834          1,749
                                                                                                            --------       --------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale                   10,000          6,598
      Proceeds from maturities and issuer calls of investment securities held-to-maturity                     17,257         15,228
      Proceeds from sales of investment securities available-for-sale                                          1,623           --
      Purchases of investment securities held-to-maturity                                                     (5,881)       (33,089)
      Purchases of investment securities available-for-sale                                                   (4,000)        (5,000)
      Net cash received for bank and branches acquired                                                          --            5,157
      Net increase in loans                                                                                  (14,763)        (6,364)
      Purchases of fixed assets                                                                               (1,100)          (543)
                                                                                                            --------       --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                            3,136        (18,013)
                                                                                                            --------       --------

FINANCING ACTIVITIES:
     Net increase in demand and interest-bearing demand deposits                                               2,105          2,470
     Net increase in time deposits                                                                            16,039          5,399
     Net (repayments) proceeds of short-term borrowed funds                                                   (1,994)             9
     Cash dividends paid                                                                                        (133)          (141)
     Purchase and retirement of stock                                                                            (50)           (74)
                                                                                                            --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                     15,967          7,663
                                                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        $ 22,937       $ (8,601)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                            55,784         48,894
                                                                                                            --------       --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                              $ 78,721       $ 40,293
                                                                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                               $  5,507       $  5,360
     Income taxes                                                                                           $    123       $    233
                                                                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES DURING THE PERIOD:
       Unrealized gains (losses) on available-for-sale securities, net of deferred tax                      $    893       $ (1,324)


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2000, incorporated by reference in the 2000 Annual Report on Form 10-K.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statement 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of all provisions of this statement was encouraged. BancShares adopted this statement on January 1, 2001 with no impact to the Company's consolidated financial statements.


Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.




Note 2. Investment securities                         March  31, 2001
                                                        (Unaudited)                                  December 31, 2000
                                         ---------------------------------------------- --------------------------------------------
(In thousands)                                          Gross        Gross                            Gross       Gross
                                          Amortized   Unrealized   Unrealized   Fair    Amortized  Unrealized   Unrealized    Fair
                                             Cost       Gains       Losses      Value     Cost        Gains       Losses     Value
                                         ----------  ----------- ------------ --------- ---------  ----------  ----------- ---------

SECURITIES HELD-TO-MATURITY:
     U.S. Government                      $  56,981        687        --     $  57,668  $  73,215        433   $     (24)  $  73,624
     Obligations of states
         and political subdivisions          28,943        693          (1)     29,635     22,230        464          (1)     22,693
     Corporate debenture                        100          1        --           101        100       --            (1)         99
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                             86,024      1,381          (1)     87,404     95,545        897         (26)     96,416
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------

SECURITIES AVAILABLE-FOR-SALE:
     U.S. Government                         57,998        939        --        58,937     73,997        509         (31)     74,475
     Marketable equity securities            13,951     14,835         (57)     28,729     13,324     14,232        (157)     27,399
     Obligations of states
        and political subdivisions           18,178        570          (1)     18,747      8,177        387        --         8,564
    Mortgage-backed securities                  976         11          (3)        984      1,135         11         (11)      1,135
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                             91,103     16,355         (61)    107,397     96,633     15,139        (199)    111,573
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
            Totals                        $ 177,127  $  17,736   $     (62)  $ 194,801  $ 192,178  $  16,036   $    (225)  $ 207,989
                                          =========  =========   =========   =========  =========  =========   =========   =========


During the three months ended March 31, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There can be no certainty that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required. During the first quarter of 2001, Bancshares recognized a non recurring securities gain of $1.0 million. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity investment.



Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                           (Unaudited)
                                              Three Months Ended March 31,
                                       ----------------------------------------
                                               2001                  2000
                                       ------------------    ------------------
    Balance at beginning of year                  $7,284                $6,188
      Provision for loan losses                      150                    75
      Loans charged off                             (101)                 (101)
      Loan recoveries                                 38                    22
                                       ------------------    ------------------
    Balance at end of the period                  $7,371                $6,184
                                       ==================    ==================


Note 5. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2001 or 2000, the computation of basic and diluted earnings per share is the same.



 (Dollars in thousands)
                                                       (Unaudited)
                                               Three Months Ended March 31,
                                            ----------------------------------
                                                  2001                  2000
                                            ----------------    --------------
    Net income                                       $4,203              $505
      Less: Preferred dividends                         (90)              (96)
                                            ----------------    --------------
    Net income applicable to common shares           $4,113              $409
                                            ================    ==============

    Weighted average common shares
      outstanding during the period                 115,113           118,773
                                            ================    ==============


Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2001, beneficially owned 32,607 shares, or 28.35%, of BancShares' outstanding common stock and 4,966 shares, or 1.36%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 23.93%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2001, beneficially owned 2,527,204 shares, or 28.67%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 37.91%, and 199,052 shares, or 11.62%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.11%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). In 2000 Southern acquired two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing $66.1 million of deposits and $75.8 million of loans. Southern paid $6.7 million to First Citizens for this acquisition.

The following table lists the various charges paid to the Corporation during the three months ended March 31, 2001 and the three months ended March 31, 2000:


    (Dollars in thousands)
                                            Three Months Ended March 31,
                                           ------------------------------
                                                 2001            2000
                                           --------------    ------------

    Data and item processing                        $578            $605
    Forms, supplies and equipment                    168              62
    Trustee for employee benefit plans                16              22
    Consulting fees                                   29              20
    Other services                                    29              29
                                           --------------    ------------
                                                    $820            $738
                                           ==============    ============


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2001 VS. FIRST
THREE MONTHS OF 2000

INTRODUCTION

In the first three months of 2001, the net income of BancShares increased $3.7 million from $505,000 in the first three months of 2000 to $4.2 million in the first three months of 2001, an increase of 732.28%. This increase resulted primarily from gains on available-for-sale securities in 2001 and an adjustment for unrealized investment security losses, considered other than temporary, in 2000, that did not recur in 2001. One branch acquisition in February 2000, three branch acquisitions in April 2000, the opening of one new branch in September 2000 and three branch acquisitions in November 2000 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the three months ended March 31, 2001.

Annualized per share net income available to common shares for the first three months of 2001 was $35.73, an increase of $32.29, or 938.66%, from $3.44 in 2000. The return on average equity increased to 10.43%, for the period ended March 31, 2001, from 3.72% for the period ended March 31, 2000 and the return on average assets increased to 0.79%, for the period ended March 31, 2001, from 0.30% for the period ended March 31, 2000.

At March 31, 2001, BancShares' assets were $825.7 million, an increase of $22.3 million, or 2.77%, from the $803.4 million reported at December 31, 2000. During this three month period, loans increased $14.7 million, or 2.96%, from $497.0 million to $511.7 million. During the three months ended March 31, 2001 investment securities decreased $13.7 million, or 6.61% from $207.1 million at December 31, 2000 to $193.4 million at March 31, 2001. Total deposits increased $18.1 million, or 2.60% from $698.5 million at December 31, 2000 to $716.6 million at March 31, 2001. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern .


ACQUISITIONS

In February 2000 Southern acquired $1.3 million of loans and $7.1 million of deposits of the Robersonville, North Carolina office of Cooperative Bank for Savings, Inc. In April 2000 Southern acquired $5.1 million of loans and $29.4 million of deposits of the Battleboro, Nashville and Sharpsburg, North Carolina offices of Centura Bank. In November 2000 Southern acquired $75.8 million of loans and $66.1 million of deposits of the Nashville and Rocky Mount, North Carolina offices of First-Citizens Bank & Trust Company, a related party. These acquisitions were accounted for as purchases, and, therefore, the results of operations prior to purchase of the financial institutions are not included in the consolidated financial statements.

The proforma impact of the acquisitions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements, however the comparisons of the three months ended March 31, 2001 to the three months ended March 31, 2000 are impacted by the above transactions.


INTEREST INCOME

Interest and fees on loans increased $2.5 million, or 29.07%, from $8.4 million for the three months ended March 31, 2000 to $10.9 million for the three months ended March 31, 2001. This increase was due to both increased loans as a result of the acquisitions previously discussed and internal loan growth, as well as increased yields on average loans. Average loans increased $102.5 million, or 25.72%, from $398.7 million for the three months ended March 31, 2000 to $501.3 million for the three months ended March 31, 2001. The yield on the loan portfolio increased from 8.52% in the three months ended March 31, 2000 to 8.76% in the three months ended March 31, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased 7.02%, from $2.6 million in the three months ended March 31, 2000 to $2.8 million in the three months ended March 31, 2001. This change was due to both an increase in yield from 5.43% for the three-month period ended March 31, 2000 to 5.94% for the three-month period ended March 31, 2001 and an increase in the volume of average investment securities from $201.6 million for the three months ended March 31, 2000 to $203.7 million for the three months ended March 31, 2001. Interest income on federal funds sold increased $98,000 or 31.61%, from $310,000 for the three months ended March 31, 2000 to $408,000 for the three months ended March 31, 2001. This increase in income resulted from increased average balances as average federal funds sold increased from $21.9 million for the three months ended March 31, 2000 to an average of $30.6 million for the three months ended March 31, 2001. Average federal funds sold yields decreased from 5.67% for the three months ended March 31, 2000 to 5.34% for the three months ended March 31, 2001.

Total interest income increased $2.7 million or 24.10%, from $11.3 million for the three months ended March 31, 2000 to $14.1 million for the three months ended March 31, 2001. This increase was the result of volume increases resulting from the acquisitions previously discussed, increased earning asset volume from loan growth, and a 43 basis point increase in average earning asset yields. Average earning asset yields increased from 7.45% for the three months ended March 31, 2000 to 7.88% for the three months ended March 31, 2001. Average earning assets increased from $613.1 million in the three months ended March 31, 2000 to $719.4 million in the period ended March 31, 2001. This $103.3 million increase in the average earning assets resulted primarily from the acquisitions previously discussed and internal loan growth.

INTEREST EXPENSE

Total interest expense increased $2.0 million or 38.38%, from $5.3 million in the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001. The principal reason for this increase was the acquisitions previously discussed. BancShares' total cost of funds increased from 4.10% for the three months ended March 31, 2000 to 4.69% for the three months ended March 31, 2001. Average interest-bearing deposits were $596.3 million in the three months ended March 31, 2001, an increase of $100.2 million from the $496.1 million average in the three months ending March 31, 2000. The increase in average interest-bearing liabilities was primarily the result of the aforementioned acquisitions.


NET INTEREST INCOME

Net interest income increased to $691,000 for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000 to $6.7 million for the three months ended March 31, 2001.

The interest rate spread for the three months ended March 31, 2001 was 3.19%, a decrease of 16 basis points from the 3.35% interest rate spread for the three months ended March 31, 2000.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2001 management recorded $150,000 as provision for loan losses. Management recorded a $75,000 addition to the provision for loan losses for the three months ended March 31, 2000.

During the first three months of 2001 management charged-off loans totaling $101,000 and received recoveries of $38,000, resulting in net charge-offs of $63,000. During the same period in 2000, $100,000 in loans were charged-off and recoveries of $21,000 were received, resulting in net charge-offs of $79,000. The following table presents comparative Asset Quality ratios of BancShares:

                                            (Unaudited)
                                              March 31,           December 31,
                                                2001                  2000
                                            ------------          ------------
Ratio of annualized net loans charged off
          to average loans                      0.05%                 0.04%

Allowance for loan losses
          to loans                              1.44%                 1.47%

Non-performing loans
          to loans                              0.31%                 0.31%

Non-performing loans and assets
          to total assets                       0.20%                 0.19%

Allowance for loan losses
          to non-performing loans             466.22%               467.22%

The ratio of annualized net charge-offs to average loans outstanding increased to 0.05% for the three months ended March 31, 2001 from 0.04% for the year ended December 31, 2000. The allowance for loan losses represented 1.44% of loans at March 31, 2001. The allowance for loan losses represented 1.47% of loans at December 31, 2000. Loans increased $14.7 million, or 2.96% from $497.0 million at December 31, 2000 to $511.7 million at March 31, 2001.

The ratio of nonperforming loans to loans was 0.31% at both December 31, 2000 and March 31, 2001. Nonperforming loans and assets to total assets increased to 0.20% at March 31, 2001 from 0.19% at December 31, 2000. The allowance for loan losses to nonperforming loans represented 466.22% of nonperforming loans at March 31, 2001, a decrease from the 467.22% at December 31, 2000. The nonperforming loans at March 31, 2001 included $270,000 of nonaccrual loans, $980,000 of accruing loans 90 days or more past due and no restructured loans. BancShares had $52,000 of assets classified as other real estate at March 31, 2001. BancShares had no assets classified as other real estate at December 31, 2000.

Management considers the March 31, 2001 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2001 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' impaired loans were less than the nonaccrual and restructured loan amounts presented above and no additional allowances for loan losses were required for these impaired loans.

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


NONINTEREST INCOME

During the three months ended March 31, 2001, BancShares realized a $5.5 million increase in noninterest income compared to the three months ended March 31, 2001. This increase was primarily the result of net gains on available-for-sale investment securities of $4.3 million in the three months ended March 31, 2001 and $843,000 of net losses on available-for-sale investment securities in the three months ended March 31, 2000. During the first quarter of 2001, Bancshares recognized a non recurring securities gain of $1.0 million. This gain was recognized as a result of a business combination involving a company in which BancShares had an equity investment.

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


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $1.5 million or 26.70%, from $5.8 million in the three months ended March 31, 2000 to $7.3 million in the three months ended March 31, 2001.

This increase was primarily due to an increase in personnel expense of $607,000, or 21.50%, from $2.8 million at March 31, 2000 to $3.4 million at March 31, 2001 and increased intangibles amortization, occupancy, furniture and equipment expense and other expenses resulting primarily from the acquisitions previously discussed.


INCOME TAXES

In the three months ended March 31, 2001, BancShares had income tax expense of $1.1 million, an increase of $920,000 from $130,000 in the prior year period. This increase is due primarily to increased earnings resulting from the available-for-sale investment securities transactions discussed above. The resulting effective tax rate for the three months ended March 31, 2001 was 19.99%. The effective tax rate for the three months ended March 31, 2000 was 20.47%. The effective tax rates in 2000 and 2001 differ from the federal statutory rates of 35.00% for 2000 and 2001 primarily due to tax exempt income.


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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at March 31, 2001.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 2001 was 7.76%. At December 31, 2000, Southern's leverage capital ratio was 6.97%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2001, Southern's Total RBC ratio was 13.44%. At December 31, 2000 the RBC ratio was 12.59%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $10.8 million at March 31, 2001, and $9.9 million at December 31, 2000. Accumulated other comprehensive income consists entirely of unrealized net gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                             (Unaudited)
                                               March 31,
                                                 2001
                                           ---------------
      (Dollars in thousands)

Tier 1 capital                              $    60,119
Total capital                                    70,484
Risk-adjusted assets                            524,489
Average tangible assets                         774,535

Tier 1 capital ratio  (1)                         11.46%
Total capital ratio  (1)                          13.44%
Leverage capital ratio  (1)                        7.76%

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

At March 31, 2001 and December 31, 2000, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized".

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 28.19% at March 31, 2001 and 33.48% at December 31, 2000.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2001 and for the three months ended March 31, 2000. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2001 jumbo time deposits represented 12.21% of total deposits compared to 11.69% of total deposits at December 31, 2000.

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


Other matters

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment and the core deposits without contractual maturity level as of March 31, 2001. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2001. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2002 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of March 31, 2001.


      (Dollars in thousands, unaudited)                                Maturing in the years ended March 31
                                          2002       2003        2004       2005        2006     Thereafter      Total    Fair Value
Assets
      Loans
          Fixed rate                     68,565     45,782      53,811     39,381      30,809       80,401      318,749     323,476
          Average rate (%)               8.59%       8.79%       8.49%      8.62%      8.54%        7.20%        8.25%

         Variable rate                  110,244     13,934      11,559     11,079      9,531        36,570      192,917     192,917
          Average rate (%)               8.92%       8.27%       8.25%      8.30%      8.26%        8.17%        8.62%

       Investment securities
          Fixed rate                     95,435     53,359       1,517      2,222      1,673        21,067      175,273     193,992
          Average rate (%)               6.17%       6.02%       7.96%      8.06%      8.41%        6.82%        6.27%

         Variable rate                     -           -           -          -          -           809          809         809
          Average rate (%)                 -           -           -          -          -          6.64%        6.64%

Liabilities
         Savings and interest
             bearing checking

          Fixed rate                    212,947        -           -          -          -            -         212,947     212,947
          Average rate (%)               1.76%         -           -          -          -            -          1.76%

Certificates of deposit
          Fixed rate                    344,305     18,836      15,041      7,986        -            -         386,168     390,275
          Average rate (%)               5.93%       5.79%       6.30%      5.70%        -            -          5.93%

         Variable rate                   4,518       2,370         -          -          -            -          6,888       6,888
          Average rate (%)               4.14%       4.31%         -          -          -            -          4.20%

Long-term debt

          Fixed rate                        -          -           -          -          -          23,000      23,000      23,000
          Average rate (%)                  -          -           -          -          -          8.25%        8.25%


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



                              SOUTHERN BANCSHARES (N.C.), INC.
                              /s/John C. Pegram, Jr.
Dated: May 07, 2001           __________________________________________
                              John C. Pegram, Jr.,
                              President and Chief Executive Officer


                              /s/David A. Bean
Dated: May 04, 2001           ___________________________________________
                              David A. Bean,
                              Secretary, Treasurer and Chief Financial Officer