Form 10-Q
period 2001-06-30
SOUTHERN BANCSHARES NC INC
filed 2001-08-06
CIK 703904

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001                 Commission File No. 0-10852

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

                                114,874 shares

Part i - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                                                                                (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                 June 30,              December 31,

CONSOLIDATED BALANCE SHEETS                                                                        2001                   2000
                                                                                              ----------------       ---------------

(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                                                              $ 38,829              $ 42,944
Federal funds sold                                                                                      9,500                12,840
Investment securities:
   Available-for-sale, at fair value (amortized cost $106,694 and $96,633, respectively)              124,574               111,573
   Held-to-maturity,  at amortized cost (fair value $74,938 and $96,416, respectively)                 73,730                95,545
Loans                                                                                                 537,445               496,966
   Less allowance for loan losses                                                                      (7,296)               (7,284)

                                                                                              ----------------       ---------------

Net loans                                                                                             530,149               489,682
Premises and equipment                                                                                 30,909                29,313
Intangible assets                                                                                      11,726                13,789
Accrued interest receivable                                                                             6,104                 6,482
Other assets                                                                                            2,041                 1,273
                                                                                              ----------------       ---------------

              Total assets                                                                          $ 827,562             $ 803,441
                                                                                              ================       ===============


LIABILITIES
Deposits:
     Noninterest-bearing                                                                            $ 114,683             $ 107,695
     Interest-bearing                                                                                 599,826               590,790
                                                                                              ----------------       ---------------

Total deposits                                                                                        714,509               698,485
Short-term borrowings                                                                                  15,097                15,427
Long-term obligations                                                                                  23,000                23,000
Accrued interest payable                                                                                3,738                 4,117
Other liabilities                                                                                       4,546                 2,730
                                                                                              ----------------       ---------------

          Total liabilities                                                                           760,890               743,759
                                                                                              ----------------       ---------------


SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized; 365,962 and 367,524 shares issued and outstanding at June 30,
      2001 and December 31, 2000, respectively                                                          1,782                 1,790
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized;  39,825
      shares issued and outstanding at June 30, 2001  and December 31, 2000, respectively                 555                   555
Common  stock,  $5  par  value;  158,485 shares authorized; 114,874 and 115,209 shares
       issued and outstanding at June 30, 2001 and December 31, 2000, respectively                        575                   576
Surplus                                                                                                10,000                10,000
Retained earnings                                                                                      41,959                36,901
Accumulated other comprehensive income                                                                 11,801                 9,860
                                                                                              ----------------       ---------------

        Total shareholders' equity                                                                     66,672                59,682
                                                                                              ----------------       ---------------


              Total liabilities and shareholders' equity                                            $ 827,562             $ 803,441
                                                                                              ================       ===============



The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                      (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                                            Three Months Ended June 30,
      INCOME                                                                                    2001                   2000
                                                                                                ----                   ----
(Dollars in thousands except share and per share data)

Interest income:
     Loans                                                                                        $ 10,969              $  9,024
     Investment securities:
         U. S. Government                                                                            2,241                 2,236
         State, county and municipal                                                                   356                   491
         Other                                                                                         169                   141
                                                                                           ----------------       ---------------
               Total investment securities interest income                                           2,766                 2,868
    Federal funds sold                                                                                 287                   301
                                                                                           ----------------       ---------------
                          Total interest income                                                     14,022                12,193

Interest expense:
       Deposits                                                                                      6,182                 5,327
       Short-term borrowings                                                                           131                    97
       Long-term obligations                                                                           518                   518
                                                                                           ----------------       ---------------
                           Total interest expense                                                    6,831                 5,942
                                                                                           ----------------       ---------------
                                Net interest income                                                  7,191                 6,251
      Provision for loan losses                                                                        250                    75
                                                                                           ----------------       ---------------
                                Net interest income after provision for loan losses                  6,941                 6,176

Noninterest income:
     Service charges on deposit accounts                                                             1,291                   993
     Investment securities (losses) gains, net                                                         297                    --
     Other service charges and fees                                                                    371                   401
     Loss on sale of loans                                                                             (46)                   --
     Other                                                                                             348                    96
                                                                                           ----------------       ---------------
           Total noninterest income                                                                  2,261                 1,490

Noninterest expense:
      Personnel                                                                                      3,490                 2,902
      Data processing                                                                                  617                   579
      Intangibles amortization                                                                         985                   594
      Occupancy                                                                                        623                   515
      Furniture and equipment                                                                          399                   430
      Professional fees                                                                                157                   180
      Other                                                                                          1,156                   929
                                                                                           ----------------       ---------------
             Total noninterest expense                                                               7,427                 6,129
                                                                                           ----------------       ---------------
Income before income taxes                                                                           1,775                 1,537
Income taxes                                                                                           590                   330
                                                                                           ----------------       ---------------
                       Net income                                                                    1,185                 1,207
                                                                                           ----------------       ---------------
Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period                                                   1,244                  (343)
       Less: reclassification adjustment for gains included in net income                              196                    --
                                                                                           ----------------       ---------------
                       Total comprehensive (loss) income                                          $  1,048              $  (343)
                                                                                           ================       ===============
Per share information:
   Net income per common share                                                                    $   9.53              $   9.40
   Cash dividends declared on common shares                                                           0.37                  0.37
   Weighted average common shares outstanding                                                      114,933               118,267
                                                                                           ================       ===============

                                                                                                          (Unaudited)
                                                                                                   Six Months Ended June 30
                                                                                                    2001              2000
                                                                                                    ----              ----
Interest income:
     Loans                                                                                       $ 21,855               $ 17,458
     Investment securities:
         U. S. Government                                                                           4,426                  4,194
         State, county and municipal                                                                  815                    969
         Other                                                                                        299                    297
                                                                                           ---------------       ----------------
               Total investment securities interest income                                          5,540                  5,460
    Federal funds sold                                                                                695                    611
                                                                                           ---------------       ----------------
                          Total interest income                                                    28,090                 23,529

Interest expense:
       Deposits                                                                                    12,847                 10,065
       Short-term borrowings                                                                          308                    160
       Long-term obligations                                                                        1,035                  1,035
                                                                                           ---------------       ----------------
                           Total interest expense                                                  14,190                 11,260
                                                                                           ---------------       ----------------
                                Net interest income                                                13,900                 12,269
      Provision for loan losses                                                                       400                    150
                                                                                           ---------------       ----------------
                                Net interest income after provision for loan losses                13,500                 12,119

Noninterest income:
     Service charges on deposit accounts                                                            2,466                  1,855
     Investment securities (losses) gains, net                                                      4,624                   (843)
     Other service charges and fees                                                                   725                    686
     Loss on sale of loans                                                                            (46)                    --
     Other                                                                                            493                    276
                                                                                           ---------------       ----------------
           Total noninterest income                                                                 8,262                  1,974

Noninterest expense:
      Personnel                                                                                     6,920                  5,725
      Data processing                                                                               1,226                  1,058
      Intangibles amortization                                                                      2,017                  1,051
      Occupancy                                                                                     1,241                  1,010
      Furniture and equipment                                                                         744                    812
      Professional fees                                                                               300                    409
      Other                                                                                         2,286                  1,856
                                                                                           ---------------       ----------------
             Total noninterest expense                                                             14,734                 11,921
                                                                                           ---------------       ----------------
Income before income taxes                                                                          7,028                  2,172
Income taxes                                                                                        1,640                    460
                                                                                           ---------------       ----------------
                       Net income                                                                   5,388                  1,712
                                                                                           ---------------       ----------------
Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period                                                  4,993                 (2,223)
       Less: reclassification adjustment for gains included in net income                           3,052                   (556)
                                                                                           ---------------       ----------------
                       Total comprehensive (loss) income                                         $  1,941               $ (1,667)
                                                                                           ===============       ================
Per share information:
   Net income per common share                                                                   $  45.28               $  12.83
   Cash dividends declared on common shares                                                          0.75                   0.75
   Weighted average common shares outstanding                                                     115,022                118,520
                                                                                           ===============       ================


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in thousands except per share data)
(Unaudited)





                                                                       Preferred Stock                       Common  Stock
                                                  ----------------------------------------------------   ------------------------
                                                          Series B                   Series C
                                                  --------------------------   -----------------------
                                                     Shares         Amount       Shares       Amount        Shares       Amount
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, December 31, 1999                            397,370        $1,936        39,825        $555        118,912        $595
Net income
Purchase and retirement of stock                      (26,829)         (131)                                    (687)         (4)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Unrealized loss on securities
  available-for-sale, net of tax of $859
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, June 30, 2000                                370,541        $1,805        39,825        $555        118,225        $591
                                                  ============   ===========   ===========   =========   ============   =========

Balance, December 31, 2000                            367,524        $1,790        39,825        $555        115,209        $576
Net income
Purchase and retirement of stock                       (1,562)           (8)                                    (335)         (1)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Unrealized gain on securities
  available-for-sale, net of tax of $1,000
                                                  ------------   -----------   -----------   ---------   ------------   ---------
Balance, June 30, 2001                                365,962        $1,782        39,825        $555        114,874        $575
                                                  ============   ===========   ===========   =========   ============   =========


                                                                                  Accumulated
                                                                                     Other
                                                                                    Compre-                Total
                                                                   Retained         hensive            Shareholders'
                                                    Surplus        Earnings         Income                Equity
                                                  ------------   -------------  ----------------  ----------------------
Balance, December 31, 1999                            $10,000         $34,606            $7,252                 $54,944
Net income                                                              1,712                                     1,712
Purchase and retirement of stock                                         (294)                                     (429)
Cash dividends:
  Common stock ($.75 per share)                                           (88)                                      (88)
  Preferred B ($.44 per share)                                           (173)                                     (173)
  Preferred C ($.44 per share)                                            (18)                                      (18)
Unrealized loss on securities
  available-for-sale, net of tax of $859                                                 (1,667)                 (1,667)
                                                  ------------   -------------  ----------------  ----------------------
Balance, June 30, 2000                                $10,000         $35,745            $5,585                 $54,281
                                                  ============   =============  ================  ======================

Balance, December 31, 2000                            $10,000         $36,901            $9,860                 $59,682
Net income                                                              5,388                                     5,388
Purchase and retirement of stock                                          (65)                                      (74)
Cash dividends:
  Common stock ($.75 per share)                                           (85)                                      (85)
  Preferred B ($.44 per share)                                           (162)                                     (162)
  Preferred C ($.44 per share)                                            (18)                                      (18)
Unrealized gain on securities
  available-for-sale, net of tax of $1,000                                                1,941                   1,941
                                                  ------------   -------------  ----------------  ----------------------
Balance, June 30, 2001                                $10,000         $41,959           $11,801                 $66,672
                                                  ============   =============  ================  ======================


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           (Unaudited)
                                                                                                    Six months ended June 30,
(Thousands)                                                                                          2001               2000
                                                                                                 --------------     -------------
OPERATING ACTIVITIES:
Net income                                                                                            $  5,388         $   1,712
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                                      400               150
            Investment securities (gain) loss, net                                                      (4,624)              843
            Loss on sale of loans                                                                           46                 -
            Loss on sale and abandonment of premises and equipment                                          37                 8
            Net accretion on discounts on investments                                                      (35)              (43)
            Amortization of intangibles                                                                  2,017             1,051
            Depreciation                                                                                   757               843
            Net increase in accrued interest receivable                                                    378              (979)
            Net decrease in accrued interest payable                                                      (379)             (280)
            Net decrease (increase) in other assets                                                       (764)              239
            Net (decrease) increase in other liabilities                                                 1,816            (1,230)
                                                                                                 --------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                5,037             2,314
                                                                                                 --------------     -------------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale             25,323            12,162
      Proceeds from maturities and issuer calls of investment securities held-to-maturity               29,803            23,666
      Proceeds from sale of loans                                                                       14,551                 -
      Purchases of investment securities held-to-maturity                                               (7,713)          (41,863)
      Purchases of investment securities available-for-sale                                            (32,000)          (20,000)
      Net cash received for branches acquired                                                                -            26,074
      Net increase in loans                                                                            (55,468)          (19,705)
      Purchases of fixed assets                                                                         (2,344)           (2,800)
                                                                                                 --------------     -------------

NET CASH USED BY INVESTING ACTIVITIES                                                                  (27,848)          (22,466)
                                                                                                 --------------     -------------

FINANCING ACTIVITIES:
     Net increase (decrease) in demand and interest-bearing demand deposits                               (567)            1,376
     Net increase (decrease) in time deposits                                                           16,591             7,309
     Net change in short-term borrowed funds                                                              (329)            1,597
     Cash dividends paid                                                                                  (265)             (279)
     Purchase and retirement of stock                                                                      (74)             (429)
                                                                                                 --------------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               15,356             9,574
                                                                                                 --------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             $ (7,455)        $ (10,578)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                      55,784            48,894
                                                                                                 --------------     -------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                        $ 48,329         $  38,316
                                                                                                 ==============     =============

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                         $ 14,569         $  11,540
     Income taxes                                                                                     $  1,287         $     484
                                                                                                 ==============     =============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale, net of tax (expense) and benefit
   of $1,000 and $859, respectively                                                                   $  1,941           ($1,667)
Foreclosed loans transferred to other real estate                                                     $     49                 -

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN  BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 48 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. BancShares irrevocably and unconditionally guarantees the Trust's obligations. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time BancShares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands



Note 2. Investment securities                                                           June 30, 2001

                                                              -----------------------------------------------------------------
(In thousands, unaudited)                                                          Gross           Gross
                                                                Amortized       Unrealized      Unrealized          Fair
                                                                   Cost            Gains          Losses            Value
                                                              ---------------  --------------  --------------  ----------------
    SECURITIES HELD-TO-MATURITY:
         U.S. Government                                             $61,048             810               -           $61,858
         Obligations of states
             and political subdivisions                               12,582             399              (1)           12,980
         Corporate debenture                                             100               -               -               100
                                                              ---------------  --------------  --------------  ----------------
                                                                      73,730           1,209              (1)           74,938
                                                              ---------------  --------------  --------------  ----------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.S. Government                                            $ 86,073           1,249               -          $ 87,322
         Marketable equity securities                                 11,768          16,337             (26)           28,079
         Obligations of states
            and political subdivisions                                 7,916             304              (1)            8,219
        Mortgage-backed securities                                       937              18              (1)              954
                                                              ---------------  --------------  --------------  ----------------
                                                                     106,694          17,908             (28)          124,574
                                                              ---------------  --------------  --------------  ----------------

                          Totals                                   $ 180,424         $19,117           $ (29)        $ 199,512
                                                              ===============  ==============  ==============  ================


Note 2. Investment securities                                                          December 31, 2000

                                                              ----------------------------------------------------------------
(In thousands, unaudited)                                                           Gross          Gross
                                                                 Amortized       Unrealized      Unrealized         Fair
                                                                   Cost             Gains          Losses          Value
                                                              ----------------  --------------  -------------  ---------------
    SECURITIES HELD-TO-MATURITY:
         U.S. Government                                              $73,215             433            (24)         $73,624
         Obligations of states
             and political subdivisions                                22,230             464             (1)          22,693
         Corporate debenture                                              100               -             (1)              99
                                                              ----------------  --------------  -------------  ---------------
                                                                       95,545             897            (26)          96,416
                                                              ----------------  --------------  -------------  ---------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.S. Government                                             $ 73,997             509            (31)        $ 74,475
         Marketable equity securities                                  13,324          14,232           (157)          27,399
         Obligations of states
            and political subdivisions                                  8,177             387              -            8,564
        Mortgage-backed securities                                      1,135              11            (11)           1,135
                                                              ----------------  --------------  -------------  ---------------
                                                                       96,633          15,139           (199)         111,573
                                                              ----------------  --------------  -------------  ---------------

                          Totals                                     $192,178         $16,036         $ (225)       $ 207,989
                                                              ================  ==============  =============  ===============

During the six months ended June 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the three and six months ended June 30, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There is no assurance that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will be required.

Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                              (Unaudited)
                                                    Six Months Ended June 30,
                                               --------------------------------
                                                    2001              2000
                                               ---------------   --------------
    Balance at beginning of year                $       7,284     $      6,188
      Provision for loan losses                           400              150
      Loans charged off                                  (351)            (155)
      Loan recoveries                                      58              168
      Sale of credit card portfolio                       (95)               -
                                               ---------------   --------------
    Balance at end of the period                $       7,296     $      6,351
                                               ===============   ==============

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


Note 5. EARNINGS PER COMMON SHARE                         (Unaudited)                          (Unaudited)
      (Dollars in thousands)                      Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------------      --------------------------------
                                                     2001             2000                2001              2000
                                               ---------------   --------------      --------------     -------------
    Net income                                  $       1,185     $      1,207        $      5,388       $     1,712
      Less: Preferred dividends                           (90)             (95)               (180)             (191)
                                               ---------------   --------------      --------------     -------------
    Net income applicable to common shares      $       1,095     $      1,112        $      5,208       $     1,521
                                               ===============   ==============      ==============     =============

    Weighted average common shares
      outstanding during the period                   114,933          118,267             115,022           118,520
                                               ===============   ==============      ==============     =============


Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2001, beneficially owned 32,607 shares, or 28.39%, of BancShares' outstanding common stock and 4,966 shares, or 1.36%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 23.96%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2001, beneficially owned 2,527,814 shares, or 28.68%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.26%, and 199,052 shares, or 11.73%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.17%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). In 2000 Southern acquired two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing $66.1 million of deposits and $75.8 million of loans. Southern paid $6.7 million to First Citizens for this acquisition. In May 2001 Southern sold its $3.2 million credit card portfolio to First Citizens, recording a gain of approximately $250,000 on the sale. Southern continues to offer its customers a credit card with the Southern Bank brand through First Citizens but the loans are owned by First Citizens.

The following table lists the various charges paid to the Corporation during the six months ended June 30, 2001 and the six months ended June 30, 2000:

  (Dollars in thousands)                              (Unaudited)
                                               Six Months Ended June 30,
                                       ----------------------------------------
                                             2001                   2000
                                       ------------------     -----------------

Data and item processing                          $1,160                $1,221
Forms, supplies and equipment                        314                   145
Trustee for employee benefit plans                    32                    45
Consulting fees                                       51                    40
Other services                                        63                    51
                                       ------------------     -----------------

                                                  $1,620                $1,502
                                       ==================     =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED 2001 VS. SIX MONTHS ENDED 2000


INTRODUCTION

In the first six months of 2001, the net income of BancShares increased approximately $3.7 million from $1.7 million in the first six months of 2000 to $5.4 million in the first six months of 2001, an increase of 214.72%. This increase resulted primarily from $4.6 million of gains on available-for-sale securities in 2001, and an $855,000 adjustment for unrealized investment security losses, considered other than temporary, to reduce the carrying values of certain marketable equity securities in the first six months of 2000, that did not recur in 2001. One branch acquisition in February 2000, three branch acquisitions in April 2000, the opening of one new branch in September 2000 and three branch acquisitions in November 2000 resulted in increased net interest income, increased other noninterest income, increased personnel expense and other related operating expenses for the six months ended June 30, 2001.

Per share net income available to common shares for the first six months of 2001 was $45.28, an increase of $32.45, or 252.92%, from $12.83 for the first six months of 2000. The annualized return on average equity increased to 11.49%, for the period ended June 30, 2001, from 6.31% for the period ended June 30, 2000 and the return on average assets increased to 0.90%, for the period ended June 30, 2001, from 0.50% for the period ended June 30, 2000.

At June 30, 2001, BancShares' assets totaled $827.6 million, an increase of $24.1 million, or 3.00%, from the $803.4 million reported at December 31, 2000. During this six month period, cash and due from banks decreased $4.1 million, or 9.58% from $42.9 million to $38.8 million. During this six month period, federal funds sold decreased $3.3 million, or 26.01% from $12.8 million to $9.5 million. During this six month period, loans increased $40.5 million, or 8.15%, from $497.0 million to $537.4 million. During the six months ended June 30, 2001 investment securities decreased $8.8 million, or 4.26% from $207.1 million at December 31, 2000 to $198.3 million at June 30, 2001. Total deposits increased $16.0 million, or 2.29% from $698.5 million at December 31, 2000 to $714.5 million at June 30, 2001. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern.

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

The proforma impact of the acquisitions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements, however the comparisons of the six months ended June 30, 2001 to the six months ended June 30, 2000 are impacted by the above transactions.


INTEREST INCOME

Interest and fees on loans increased $4.4 million, or 25.19%, from $17.5 million for the six months ended June 30, 2000 to $21.9 million for the six months ended June 30, 2001. This increase resulted from increased average balances that more than offset slightly lower loan portfolio yields. Average loans for the six months ended June 30, 2001 were $511.0 million, an increase of 25.52% from $407.1 million for the prior year period. This increase in average loans was principally the result of acquisitions and a new branch opening. The yield on the loan portfolio was 8.58% for the six months ended June 30, 2000 and 8.50% in the six months ended June 30, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $80,000 or 1.47%, and totaled $5.5 million in both the six months ended June 30, 2000 and the six months ended June 30, 2001. This increase was due to an increase in the yield on the investment portfolio that more than offset a decrease in the volume of average investment securities for the six months ended June 30, 2001 to $188.6 million as compared to $199.7 million for the same 2000 period. The decrease in volume principally resulted from loan growth. The yield on investment securities was 5.49% for the six-month period ended June 30, 2000 and 5.91% for the six-month period ended June 30, 2001.

Interest income on federal funds sold increased $84,000, or 13.75%, from $611,000 for the six months ended June 30, 2000 to $695,000 for the six months ended June 30, 2001. This increase in income resulted from an increase in the average federal funds sold to $27.4 million for the six months ended June 30, 2001 from an average of $20.9 million for the six months ended June 30, 2000 that more than offset a decrease in the yield on federal funds. The increase in average federal funds resulted from a decrease in investments. Average federal funds sold yields decreased to 5.04% for the six months ended June 30, 2001 from 5.81% for the six months ended June 30, 2000.

Total interest income increased $4.6 million or 19.38%, from $23.5 million for the six months ended June 30, 2000 to $28.1 million for the six months ended June 30, 2001. This increase was the result of a 19 basis point increase in average earning asset yields and an increase of $99.3 million in average earning assets.

Average earning asset yields for the six months ended June 30, 2001 increased to 7.70% from the 7.51% yield on average earning assets for the six months ended June 30, 2000. Average earning assets increased from $627.7 million in the six months ended June 30, 2000 to $727.0 million in the six months ended June 30, 2001. This $99.3 million increase in the average earning assets resulted primarily from branch acquisitions and a de novo branch.


INTEREST EXPENSE

Total interest expense increased $2.9 million, or 26.02%, from $11.3 million in the six months ended June 30, 2000 to $14.2 million for the six months ended June 30, 2001. The principal reasons for this increase were increased deposit costs, increased short-term borrowings costs and increased deposits primarily from branch acquisitions and a de novo branch. BancShares' total cost of funds increased from 4.21% for the six months ended June 30, 2000 to 4.44% for the six months ended June 30, 2001. Average interest-bearing deposits were $599.9 million in the six months ended June 30, 2001, an increase of $91.4 million from the $508.5 million average in the six months ending June 30, 2000. The increase in interest-bearing deposits was primarily the result of branch acquisitions and a de novo branch.


NET INTEREST INCOME

Net interest income was $13.9 million for the six months ended June 30, 2001 and $12.3 million for the six months ended June 30, 2000.

The interest rate spread for the six months ended June 30, 2001 was 3.27%, a decrease of 3 basis points from the 3.30% interest rate spread for the six months ended June 30, 2000.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the six months ended June 30, 2001 management recorded $400,000 as a provision for loan losses. Management made a $250,000 addition to the provision for loan losses for the six months ended June 30, 2000.

During the first six months of 2001 management charged-off loans totaling $351,000 and received recoveries of $58,000, resulting in net charge-offs of $293,000. During the same period in 2000, $155,000 in loans were charged-off and recoveries of $168,000 were received, resulting in net recoveries of $13,000. For the six months ended June 30, 2001 $400,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $12,000 from December 31, 2000. The following table presents comparative Asset Quality ratios of BancShares:



                                               (Unaudited)
                                                 June 30,         December 31,
                                                   2001               2000
                                             ----------------   ---------------
Ratio of annualized net loans charged off
          to average loans                             0.11%             0.04%

Allowance for loan losses
          to loans                                     1.36%             1.47%

Non-performing loans
          to loans                                     0.37%             0.31%

Non-performing loans and assets
          to total assets                              0.25%             0.19%

Allowance for loan losses
          to non-performing loans                    362.99%           467.22%

The ratio of annualized net charge-offs to average loans outstanding increased to 0.11% for the six months ended June 30, 2001 from 0.04% for the year ended December 31, 2000. The allowance for loan losses represented 1.36% of gross loans at June 30, 2001. The allowance for loan losses represented 1.47% of gross loans at December 31, 2000. The allowance for loan losses to loans ratio was impacted primarily by the loan growth. Loans increased $40.5 million, or 8.15% from $497.0 million at December 31, 2000 to $537.4 million at June 30, 2001. During the second quarter BancShares sold its credit card portfolio. Credit card loans were considered by management to be one of the highest risk loan types and accordingly had been assigned a high reserve requirement. The allowance related to this portfolio was $95,000 at the time of sale. See the table above for the effect of the sale on the allowance.

The ratio of nonperforming loans to total loans, increased from 0.31% at December 31, 2000 to 0.37% at June 30, 2001. Nonperforming loans and assets to total assets increased to 0.25% at June 30, 2001 from 0.19% at December 31, 2000. The allowance for loan losses to nonperforming loans represented 362.99% of nonperforming loans at June 30, 2001, a decrease from the 467.22% at December 31, 2000. The above performance declines resulted primarily from an increase in nonperforming loans to $2.0 million at June 30, 2001 from $1.6 million at December 31, 2000. The nonperforming loans at June 30, 2001 included $186,000 of nonaccrual loans, $1.8 million of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2000 included $478,000 of nonaccrual loans, $1.1 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $49,000 of assets classified as other real estate at June 30, 2001. BancShares had no assets classified as other real estate at December 31, 2000. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the June 30, 2001 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2001 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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


NONINTEREST INCOME

During the six months ended June 30, 2001, BancShares realized a $6.3 million increase in noninterest income primarily as a result of $4.6 million in gains on the sales of available-for-sale investment securities.

During the six months ended June 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There is no assurance that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will be required.

Service charges on deposit accounts for the six months ended June 30, 2001 increased $611,000 and other service charges and fees for the six months ended June 30, 2001 increased $39,000 over the six months ended June 30, 2000 primarily as a result of branch acquisitions and a de novo branch.

NONINTEREST EXPENSE

Noninterest expense increased $2.8 million or 23.60%, from $11.9 million in the six months ended June 30, 2000 to $14.7 million in the six months ended June 30, 2001.

This increase was primarily due to an increase in personnel expense of $1.2 million, or 20.87%, from $5.7 million at June 30, 2000 to $6.9 million at June 30, 2001 and increased occupancy, furniture and equipment expense, intangibles amortization and other expenses resulting principally from branch acquisitions and a de novo branch.


INCOME TAXES

In the six months ended June 30, 2001, BancShares had income tax expense of $1.6 million, an increase of $1.2 million from $460,000 in the prior year period. The majority of this increase is due to the gains realized on available-for-sale securities sales. The resulting effective tax rate for the six months ended June 30, 2001 was 23.34%. The effective tax rate for the six months ended June 30, 2000 was 21.18%. The estimated effective tax rate was revised due to certain securities transactions. The effective tax rate in 2001 of 23.34% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SECOND QUARTER OF 2001 VS. SECOND QUARTER OF 2000


INTRODUCTION

In the three months ended June 30, 2001, net income of BancShares decreased $22,000, or 1.82%, and was $1.2 million in both the three months ended June 30, 2000 and the three months ended June 30, 2001. The decrease in net income for the quarter ended June 30, 2001 resulted principally from an increase in the estimated tax rate for the quarter ended June 30, 2001 offset by a gain of $250,000 from the sale of Southern's credit card portfolio.

Per share net income available to common shares for the three months ended June 30, 2001 was $9.53, an increase of $0.13, or 1.38%, from $9.40 in the three months ended June 30, 2000.


ACQUISITIONS

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

Southern had no acquisitions in the quarter ended June 30, 2001. The comparisons of the three months ended June 30, 2001 to the three months ended June 30, 2000 are accordingly impacted by the acquisitions discussed above.


INTEREST INCOME

Interest and fees on loans increased $1.9 million, or 21.55%, from $9.0 million for the quarter ended June 30, 2000 to $11.0 million for the quarter ended June 30, 2001. This increase was due to increased balances that more than offset lower 2001 interest rates. Average loans for the quarter ended June 30, 2001 were $521.8 million, an increase of 25.49% from $415.8 million for the prior year quarter. The yield on the loan portfolio was 8.64% for the three months ended June 30, 2000 and 8.38% for the three months ended June 30, 2001.

Interest income from investment securities, including U.S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $102,000, or 3.56%, from $2.9 million in the three months ended June 30, 2000 to $2.8 million in the three months ended June 30, 2001. This decrease was due to lower balances that more than offset yields. Loan growth resulted in decreased average investment securities for the quarter ended June 30, 2001 to $188.5 million as compared to $206.4 million for the same 2000 quarter. The yield on investment securities was 5.55% for the quarter ended June 30, 2000 and 5.92% for the quarter ended June 30, 2001.

Interest income on federal funds sold decreased $14,000, or 4.65%, from $301,000 for the quarter ended June 30, 2000 to $287,000 for the quarter ended June 30, 2001. This decrease in income resulted from a decrease in rates that more than offset an increase in volume. The volume increase resulted primarily from decreased investments. The average federal funds sold was $24.3 million for the quarter ended June 30, 2001 compared to an average of $19.9 million for the quarter ended June 30, 2000. Average federal funds sold yields were 4.66% for the quarter ended June 30, 2001 down from 5.97% for the quarter ended June 30, 2000.

Total interest income increased $1.8 million, or 15.00%, from $12.2 million for the quarter ended June 30, 2000 to $14.0 million for the quarter ended June 30, 2001. This increase was the result of both an increase in average earning asset yields and an increase in the average earning assets.

Average earning asset yields for the quarter ended June 30, 2001 increased to 7.62% from the 7.57% yield on average earning assets for the quarter ended June 30, 2000. Average earning assets increased from $642.1 million in the quarter ended June 30, 2000 to $734.6 million in the quarter ended June 30, 2001. This $92.5 million increase in the average earning assets resulted primarily from acquisitions and a new branch.


INTEREST EXPENSE

Total interest expense increased $889,000 or 14.96%, from $5.9 million in the three months ended June 30, 2000 to $6.8 million for the second quarter ended June 30, 2001. The principal reason for this increase was both increased balances resulting from the acquisitions and the new branch and higher costs of deposits and short-term borrowings.


NET INTEREST INCOME

Net interest income was $7.2 million for the three months ended June 30, 2001 and $6.3 million for the three months ended June 30, 2000.

The interest rate spread for the quarter ended June 30, 2001 was 3.37%, an increase of 11 basis points from the 3.26% interest rate spread for the quarter ended June 30, 2000.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2001 management recorded $250,000 as a provision for loan losses. Management recorded a $75,000 provision for loan losses for the quarter ended June 30, 2000. Management increased the provision in consideration of loan growth, the increase in net loan charge offs and the continued overall slowing of the economy.

During the three months ended June 30, 2001 management charged-off loans totaling $345,000 and received recoveries of $20,000, resulting in net charge-offs for the three months ended June 30, 2000 of $325,000. During the three months ended June 30, 2000, $54,000 in loans were charged-off and recoveries of $146,000 were received, resulting in net recoveries of $92,000 for the three months ended June 30, 2000.


NONINTEREST INCOME

During the three months ended June 30, 2001, BancShares' noninterest income increased $771,000 principally as a result of the sale of available-for-sale securities and the sale of the credit card loans. Service charges on deposit accounts for the three months ended June 30, 2001 increased $298,000 and other service charges and fees for the three months ended June 30, 2001 decreased $30,000 from the three months ended June 30, 2000 primarily as a result of the sale of the credit card loans.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $1.3 million or 21.18%, from $6.1 million in the three months ended June 30, 2000 to $7.4 million in the three months ended June 30, 2001.

This increase was primarily due to an increase in personnel expense of $588,000, or 20.26%, from $2.9 million for the quarter ended June 30, 2000 to $3.5 million for the quarter ended June 30, 2001 and increased occupancy, furniture and equipment expense, intangibles amortization and other expenses resulting principally from the branch acquisitions and new branch discussed above.

INCOME TAXES

In the three months ended June 30, 2001, BancShares had income tax expense of $590,000, an increase of $260,000 from $330,000 in the prior year quarter. This increase is due to an increase in the estimated effective tax rate to 33.24% for the quarter ended June 30, 2001. The estimated effective tax rate for the quarter ended June 30, 2000 was 21.47%. The estimated effective tax rate was revised due to certain securities transactions. The effective tax rate for the quarter ended June 30, 2001 of 33.24% differs from the federal statutory rate of 35.00% primarily due to tax exempt income.


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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at June 30, 2001.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at June 30, 2001 was 7.10%. At December 31, 2000, Southern's leverage capital ratio was 6.97%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2001, Southern's Total RBC ratio was 12.79%. At December 31, 2000 the RBC ratio was 12.59%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $11.8 million at June 30, 2001, and $9.9 million at December 31, 2000. Accumulated other comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:


                                                    (Unaudited)
                                                      June 30,
                                                        2001
                                                   -------------
      (Dollars in thousands)

Tier 1 capital                                        $  56,095
Total capital                                            66,711
Risk-adjusted assets                                    521,661
Average tangible assets                                 789,618

Tier 1 capital ratio (1)                                  10.75%
Total capital ratio (1)                                   12.79%
Leverage capital ratio (1)                                 7.10%

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 25.89% at June 30, 2001 and 33.48% at December 31, 2000.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2001 and for the six months ended June 30, 2000. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2001 jumbo time deposits represented 13.73% of total deposits. At December 31, 2000 jumbo time deposits represented 11.69% of total deposits.

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time BancShares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment and the core deposits without contractual maturity level as of June 30, 2001. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of June 30, 2001. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2002 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2001. The overall estimated fair market value of financial instruments, as compared to statement amounts have increased at June 30, 2001 as compared to December 31, 2000. Overall loan and deposit balance maturities are shorter at June 30, 2001 and overall rates have declined significantly.

      (Dollars in thousands, unaudited)                                               Maturing in the years ended June 30
                                                       2002           2003               2004              2005          2006
Assets
      Loans
          Fixed rate                                 $  73,767       $ 48,155          $ 51,302         $ 33,806        $ 34,671
          Average rate (%)                               8.55%          8.66%             8.44%            8.28%           8.37%

         Variable rate                               $ 122,523       $ 14,923          $ 13,238         $ 12,787        $ 10,761
          Average rate (%)                               8.33%          7.34%             7.30%            7.28%           7.31%

       Investment securities
          Fixed rate                                  $ 93,611       $ 61,897           $ 2,155          $ 1,592         $ 1,630
          Average rate (%)                               6.31%          5.22%             8.11%            8.37%           8.28%

         Variable rate                                      -              -                 -                -             -
          Average rate (%)                                  -              -                 -                -             -

Liabilities
         Savings and interest
             bearing checking

          Fixed rate                                 $ 206,218             -                 -                -             -
          Average rate (%)                               1.29%             -                 -                -             -

Certificates of deposit
          Fixed rate                                 $ 348,230       $ 24,436           $ 6,647          $ 7,695            -
          Average rate (%)                               5.25%          6.11%             5.44%            5.71%            -

         Variable rate                                 $ 4,568        $ 2,032                -                -             -
          Average rate (%)                               3.34%          3.44%                -                -             -

Long-term debt

          Fixed rate                                        -              -                 -                -             -
          Average rate (%)                                  -              -                 -                -             -


      (Dollars in thousands, unaudited)
                                                               Thereafter              Total             Fair Value
Assets
      Loans
          Fixed rate                                            $ 87,582              $329,283            $ 338,138
          Average rate (%)                                         7.12%                 8.12%

         Variable rate                                          $ 33,930              $208,162            $ 208,162
          Average rate (%)                                         7.70%                 7.98%

       Investment securities
          Fixed rate                                            $ 18,602              $179,487            $ 198,575
          Average rate (%)                                         6.26%                 5.99%

         Variable rate                                          $    937              $    937            $     937
          Average rate (%)                                         6.75%                 6.75%

Liabilities
         Savings and interest
             bearing checking

          Fixed rate                                                   -              $206,218            $ 206,218
          Average rate (%)                                             -                 1.29%

Certificates of deposit
          Fixed rate                                                   -              $387,008            $ 391,114
          Average rate (%)                                             -                 5.32%

         Variable rate                                                 -              $  6,600            $   6,600
          Average rate (%)                                             -                 3.37%

Long-term debt

          Fixed rate                                              23,000              $ 23,000            $  23,000
          Average rate (%)                                        10.00%                10.00%

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of June 30, 2001, which reflected a one year negative cumulative interest-sensitivity gap of $274.7 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year interest sensitivity of financial instruments is significantly higher at June 30, 2001 as compared to December 31, 2000. The total cumulative interest sensitivity gap has also increased significantly at June 30, 2001 as compared to December 31, 2000.


INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                           June 30, 2001
                                                                                                       Non-Rate
                                                     1-90            91-180           181-365         Sensitive
                                                     Days             Days              Days            & Over
                                                  Sensitive         Sensitive         Sensitive         1 year           Total
Earning Assets:

Loans                                          $       161,396   $        23,823    $      11,071   $      341,155   $     537,445
Investment securities                                   18,639            32,968           42,004          104,693         198,304
Temporary investments                                    9,500                --               --               --           9,500
                                               ----------------  ----------------   --------------  ---------------  --------------
      Total earning assets                     $       189,535   $        56,791    $      53,075   $      445,848   $     745,249
                                               ================  ================   ==============  ===============  ==============
Interest-Bearing Liabilities:
Savings and core time deposits                         302,885           132,473           32,582           33,806         501,746

Time deposits of $100,000 and more                      30,187            30,315           30,574            7,004          98,080

Short-term borrowings                                   15,097                --               --               --          15,097
Long-term obligations                                       --                --               --           23,000          23,000
                                               ----------------  ----------------   --------------  ---------------  --------------
      Total interest bearing liabilities       $       348,169   $       162,788    $      63,156   $       63,810   $     637,923
                                               ================  ================   ==============  ===============  ==============

Interest sensitivity gap                       $      (158,634)  $      (105,997)   $     (10,081)  $      382,038   $     107,326
                                               ================  ================   ==============  ===============  ==============

Cumulative interest sensitivity gap            $      (158,634)  $      (264,631)   $    (274,712)  $      107,326   $     107,326
                                               ================  ================   ==============  ===============  ==============

Part ii - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 18, 2001 the annual meeting of shareholders was held. Eighteen Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified and KPMG LLP was ratified as BancShares' independent public accountants for 2001.


Matter                         For    Against  Withheld   Abstentions   Broker Non-Votes
ELECTION OF DIRECTORS:

Bynum R. Brown                 88,597    0         0             0               0
William H. Bryan               88,597    0         0             0               0
D. Hugh Carlton                88,597    0         0             0               0
Robert J. Carroll              88,597    0         0             0               0
Hope H. Connell                88,597    0         0             0               0
J. Edwin Drew                  88,597    0         0             0               0
Moses B. Gilliam, Jr.          88,597    0         0             0               0
LeRoy C. Hand, Jr.             88,597    0         0             0               0
Frank B. Holding               88,597    0         0             0               0
M. J. McSorley                 88,597    0         0             0               0
W. Hunter Morgan               88,597    0         0             0               0
John C. Pegram, Jr.            88,597    0         0             0               0
Charles I. Pierce, Sr.         88,597    0         0             0               0
W. A. Potts                    88,597    0         0             0               0
Charles L. Revelle, Jr.        88,586    0        11             0               0
Charles O. Sykes               88,597    0         0             0               0
John N. Walker                 88,407    0       190             0               0
R. S. Williams                 88,597    0         0             0               0

RATIFICATION OF INDEPENDENT ACCOUNTANTS:

Matter                           For  Against  Withheld  Abstentions   Broker Non-Votes

KPMG LLP                       87,945   23         0           629               0

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


                        SOUTHERN BANCSHARES (N.C.), INC.


August 3, 2001                  /s/ John C. Pegram, Jr.
--------------                  ------------------------------------------------
   Date                         John C. Pegram, Jr.,
                                President and Chief Executive Officer



 August 3, 2001                 /s/ David A. Bean
---------------                 ------------------------------------------------
   Date                         David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer