Form 10-Q
period 2001-09-30
SOUTHERN BANCSHARES NC INC
filed 2001-11-08
CIK 703904

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001         Commission File No. 0-10852

                        SOUTHERN BANCSHARES (N.C.), INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              56-1538087
         ---------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

121 East Main Street, Mount Olive, North Carolina                 28365
--------------------------------------------------                -----
(Address of Principal Executive offices)                       (Zip Code)

Registrant's Telephone Number, including Area Code:           (919) 658-7000
                                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No __
                                      --

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the quarter covered by this report.

                                 114,594 shares

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                              (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                             September 30,      December 31,
CONSOLIDATED BALANCE SHEETS                                                                       2001               2000
                                                                                              -------------      ------------
(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                                                       $      37,811      $    42,944
Overnight funds sold                                                                                 42,755           12,840
Investment securities:
   Available-for-sale, at fair value (amortized cost $101,604 and $96,633, respectively)            116,573          111,573
   Held-to-maturity, at amortized cost (fair value $70,678 and $96,416, respectively)                69,391           95,545
Loans                                                                                               546,291          496,966
    Less allowance for loan losses                                                                   (7,664)          (7,284)
                                                                                              -------------      -----------
Net loans                                                                                           538,627          489,682
Premises and equipment                                                                               31,817           29,313
Intangible assets                                                                                    10,800           13,789
Accrued interest receivable                                                                           6,942            6,482
Other assets                                                                                          1,386            1,273
                                                                                              -------------      -----------
              Total assets                                                                    $     856,102      $   803,441
                                                                                              =============      ===========

LIABILITIES
Deposits:
     Noninterest-bearing                                                                      $     122,732      $   107,695
     Interest-bearing                                                                               616,741          590,790
                                                                                              -------------      -----------
Total deposits                                                                                      739,473          698,485
Short-term borrowings                                                                                20,033           15,427
Long-term obligations                                                                                23,000           23,000
Accrued interest payable                                                                              4,004            4,117
Other liabilities                                                                                     3,821            2,730
                                                                                              -------------      -----------
          Total liabilities                                                                         790,331          743,759
                                                                                              -------------      -----------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized;
   363,773 and 367,524 shares issued and outstanding at September 30, 2001 and
   December 31, 2000, respectively                                                                    1,772            1,790
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized; 39,716 and 39,825 shares  issued  and  outstanding at September 30, 2001 and December 31,
   2000, respectively                                                                                   553              555
Common stock, $5 par value; 158,485 shares authorized; 114,594 and 115,209 shares issued and outstanding at September 30, 2001 and December 31,
       2000, respectively                                                                               573              576
Surplus                                                                                              10,000           10,000
Retained earnings                                                                                    42,994           36,901
Accumulated other comprehensive income                                                                9,879            9,860
                                                                                              -------------      -----------
       Total shareholders' equity                                                                    65,771           59,682
                                                                                              -------------      -----------

              Total liabilities and shareholders' equity                                      $     856,102      $   803,441
                                                                                              =============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                              (Unaudited)                     (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                 Three Months Ended September 30, Nine Months Ended September 30,
           INCOME                                                            2001         2000           2001              2000
                                                                             ----         ----           ----              ----
(Dollars in thousands except share and per share data)

Interest income:
Loans                                                                      $  11,015      $   9,508    $  32,870         $  26,966
Investment securities:
    U. S. Government                                                           2,135          2,268        6,561             6,462
    State, county and municipal                                                  318            492        1,133             1,461
    Other                                                                         70            145          369               442
                                                                           ---------      ---------    ---------         ---------
            Total investment securities interest income                        2,523          2,905        8,063             8,365
Overnight funds sold                                                             256            197          951               808
                                                                           ---------      ---------    ---------         ---------
                 Total interest income                                        13,794         12,610       41,884            36,139

Interest expense:
       Deposits                                                                5,800          5,788       18,687            15,853
       Short-term borrowings                                                     104            115          372               275
       Long-term obligations                                                     518            519        1,553             1,554
                                                                           ---------      ---------    ---------         ---------
            Total interest expense                                             6,422          6,422       20,612            17,682
                                                                           ---------      ---------    ---------         ---------
               Net interest income                                             7,372          6,188       21,272            18,457
       Provision for loan losses                                                 250            150          650               300
                                                                           ---------      ---------    ---------         ---------
               Net interest income after provision for loan losses             7,122          6,038       20,622            18,157

Noninterest income:
     Investment securities gains (losses), net                                    --             97        4,624              (746)
     Service charges on deposit accounts                                       1,293          1,036        3,759             2,891
     Other service charges and fees                                              375            330        1,100               954
     Gain (loss) on sale of loans                                                244             (7)         198               (23)
     Other                                                                        57            353          540               669
                                                                           ---------      ---------    ---------         ---------
            Total noninterest income                                           1,969          1,809       10,221             3,745

Noninterest expense:
     Personnel                                                                 3,537          2,959       10,457             8,684
     Intangibles amortization                                                    940            634        2,957             1,685
     Occupancy                                                                   658            509        1,899             1,519
     Data processing                                                             617            548        1,843             1,607
     Furniture and equipment                                                     442            438        1,186             1,250
     Professional fees                                                           120            152          420               561
     Other                                                                       839            951        3,115             2,768
                                                                           ---------      ---------    ---------         ---------
             Total noninterest expense                                         7,153          6,191       21,877            18,074
                                                                           ---------      ---------    ---------         ---------
Income before income taxes                                                     1,938          1,656        8,966             3,828
Income taxes                                                                     690            340        2,330               800
                                                                           ---------      ---------    ---------         ---------
               Net income                                                      1,248          1,316        6,636             3,028
                                                                           ---------      ---------    ---------         ---------
Other comprehensive income (loss) net of tax:
    Unrealized gains (losses) arising during period                           (1,921)         2,027        3,071              (196)
    Reclassification adjustment for (gains) losses included in net
     income                                                                       --            (64)      (3,052)              492
                                                                           ---------      ---------    ---------         ---------
    Other comprehensive (loss) income                                         (1,921)         1,963           19               296
                                                                           ---------      ---------    ---------         ---------
     Total comprehensive (loss) income                                     $    (673)     $   3,279    $   6,655         $   3,324
                                                                           =========      =========    =========         =========
Per share information:
    Net income per common share                                            $   10.07      $   10.41    $   55.41         $   23.22
    Cash dividends declared on common shares                                    0.38           0.38         1.13              1.13
    Weighted average common shares outstanding                               114,796        117,481      114,848           118,171
                                                                           =========      =========    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands except per share data)
(Unaudited)

                                                                Preferred Stock                                Common Stock
                                         ------------------------------------------------------------   --------------------------
                                                    Series B                       Series C
                                         -----------------------------   ----------------------------
                                            Shares           Amount         Shares          Amount         Shares        Amount
                                         ------------     ------------   -------------   ------------   ------------  ------------
Balance, December 31, 1999                    397,370     $      1,936          39,825   $        555        118,912  $        595
Net income
Purchase and retirement of stock              (29,846)            (146)                                       (2,073)          (11)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.66 per share)
  Preferred C ($.66 per share)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $151
                                         ------------     ------------   -------------   ------------   ------------  ------------
Balance, September 30, 2000                   367,524     $      1,790          39,825   $        555        116,839  $        584
                                         ============     ============   =============   ============   ============  ============

Balance, December 31, 2000                    367,524     $      1,790          39,825   $        555        115,209  $        576
Net income
Purchase and retirement of stock               (3,751)             (18)           (109)            (2)          (615)           (3)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.67 per share)
  Preferred C ($.67 per share)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $10
                                         ------------     ------------   -------------   ------------   ------------  ------------
Balance, September 30, 2001                   363,773     $      1,772          39,716   $        553        114,594  $        573
                                         ============     ============   =============   ============   ============  ============

                                                                          Accumulated
                                                                             Other
                                                                            Compre-          Total
                                                            Retained        hensive      Shareholders'
                                           Surplus          Earnings        Income          Equity
                                         ------------     ------------   -------------   -------------
Balance, December 31, 1999               $     10,000     $     34,606   $       7,252   $      54,944
Net income                                                       3,028                           3,028
Purchase and retirement of stock                                  (575)                           (732)
Cash dividends:
  Common stock ($1.13 per share)                                  (134)                           (134)
  Preferred B ($.66 per share)                                    (258)                           (258)
  Preferred C ($.66 per share)                                     (26)                            (26)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $151                                                                  296             296
                                         ------------     ------------   -------------   -------------
Balance, September 30, 2000              $     10,000     $     36,641   $       7,548   $      57,118
                                         ============     ============   =============   =============

Balance, December 31, 2000               $     10,000     $     36,901   $       9,860   $      59,682
Net income                                                       6,636                           6,636
Purchase and retirement of stock                                  (141)                           (164)
Cash dividends:
  Common stock ($1.13 per share)                                  (130)                           (130)
  Preferred B ($.67 per share)                                    (246)                           (246)
  Preferred C ($.67 per share)                                     (26)                            (26)
Unrealized gain on securities
  available-for-sale, net of tax
  expense of $10                                                                    19              19
                                         ------------     ------------   -------------   -------------
Balance, September 30, 2001              $     10,000     $     42,994   $       9,879   $      65,771
                                         ============     ============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (Unaudited)
                                                                                                 Nine months ended September 30,
(Thousands)                                                                                            2001            2000
                                                                                                     --------        --------
OPERATING ACTIVITIES:
Net income                                                                                           $  6,636        $  3,028
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                                          650             300
       Investment securities (gain) loss, net                                                          (4,624)            746
       (Gain) loss on sale of loans                                                                      (198)             23
       Loss on sale and abandonment of premises and equipment                                              20               8
       Net accretion on discounts on investments                                                          (36)             --
       Amortization of intangibles                                                                      2,957           1,685
       Depreciation                                                                                     1,583           1,147
       Net increase in accrued interest receivable                                                       (460)         (1,990)
       Net decrease in accrued interest payable                                                          (113)           (648)
       Net increase in other assets                                                                      (113)           (148)
       Net increase (decrease) in other liabilities                                                     1,091             (94)
                                                                                                     --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               7,393           4,057
                                                                                                     --------        --------
INVESTING ACTIVITIES:
    Proceeds from maturities and issuer calls of investment securities available-for-sale              34,378          12,022
    Proceeds from maturities and issuer calls of investment securities held-to-maturity                40,443          49,556
    Proceeds from sales of loans                                                                       29,019           1,600
    Purchases of investment securities held-to-maturity                                               (13,988)        (48,014)
    Purchases of investment securities available-for-sale                                             (35,000)        (26,000)
    Net increase in loans                                                                             (78,416)        (25,530)
    Net cash received for branches acquired                                                                --          26,074
    Purchases of fixed assets                                                                          (4,075)         (3,749)
                                                                                                     --------        --------

NET CASH USED BY INVESTING ACTIVITIES                                                                 (27,639)        (14,041)
                                                                                                     --------        --------

FINANCING ACTIVITIES:
    Net increase (decrease) in demand and interest-bearing demand deposits                             21,181            (153)
    Net increase in time deposits                                                                      19,807          18,179
    Net change in short-term borrowed funds                                                             4,606           2,998
    Cash dividends paid                                                                                  (402)           (418)
    Purchase and retirement of stock                                                                     (164)           (732)
                                                                                                     --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              45,028          19,874
                                                                                                     --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            $ 24,782        $  9,890
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                     55,784          48,894
                                                                                                     --------        --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                       $ 80,566        $ 58,784
                                                                                                     ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                        $ 20,431        $ 18,330
     Income taxes                                                                                    $  1,938        $    915
                                                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities available-for-sale, net of taxes of $10 and $151,
   respectively                                                                                      $     19        $    296
                                                                                                     ========        ========
Foreclosed loans transferred to other real estate                                                    $    154        $     37
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2000, incorporated by reference in the 2000 Annual Report on Form 10-K.

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


New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities, as further amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, " (collectively referred to herein as "Statement 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. BancShares adopted this statement on January 1, 2001 with no material impact to the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time BancShares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.


Reclassifications

Certain prior year year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

                                                         (Unaudited)
Note 2. Investment securities                         September 30, 2001                            December 31, 2000
                                         -------------------------------------------- ---------------------------------------------
(In thousands)                                        Gross       Gross                             Gross       Gross
                                         Amortized  Unrealized  Unrealized    Fair     Amortized  Unrealized  Unrealized     Fair
                                            Cost      Gains       Losses      Value      Cost       Gains       Losses       Value
                                         ---------  ----------  ----------  --------- ----------- ---------- ------------  --------
    SECURITIES HELD-TO-MATURITY:
         U. S. Government                $  61,064         845           -  $  61,909 $    73,215        433          (24) $ 73,624
         Obligations of states
             and political subdivisions      8,227         442          (1)     8,668      22,230        464           (1)   22,693
         Corporate debenture                   100           1           -        101         100          -           (1)       99
                                         ---------  ----------  ----------  --------- ----------- ---------- ------------  --------
                                            69,391       1,288          (1)    70,678      95,545        897          (26)   96,416
                                         ---------  ----------  ----------  --------- ----------- ---------- ------------  --------

    SECURITIES AVAILABLE-FOR-SALE:
         U. S. Government                $  81,073       2,097           -  $  83,170 $    73,997        509          (31) $ 74,475
         Marketable equity securities       11,764      12,689        (125)    24,328      13,324     14,232         (157)   27,399
         Obligations of states
            and political subdivisions       7,917         321         (36)     8,202       8,177        387            -     8,564
         Mortgage-backed securities            850          24          (1)       873       1,135         11          (11)    1,135
                                         ---------  ----------  ----------  --------- ----------- ---------- ------------  --------
                                           101,604      15,131        (162)   116,573      96,633     15,139         (199)  111,573
                                         ---------  ----------  ----------  --------- ----------- ---------- ------------  --------

                    Totals               $ 170,995  $   16,419  $     (163) $ 187,251 $   192,178 $   16,036 $       (225) $207,989
                                         =========  ==========  ==========  ========= =========== ========== ============  ========

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


Note 4.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                         (Unaudited)
                                           Nine Months Ended September 30,
                                           ----------------------------------
                                                2001                2000
                                           ---------------    ---------------
    Balance at beginning of year                $7,284             $6,188
      Provision for loan losses                    650                300
      Loans charged off                           (395)              (301)
      Loan recoveries                              220                263
      Sale of credit card portfolio                (95)                 -
                                           ---------------    -----------
    Balance at end of the period                 $7,664            $6,450
                                           ===============    ===========


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

                                                         (Unaudited)                         (Unaudited)
      (Dollars in thousands)                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                 --------------------------------   -------------------------------
                                                     2001               2000              2001              2000
                                                 -------------    ---------------    --------------     -----------
     Net income                                       $  1,248           $  1,316          $  6,636        $  3,028

      Less: Preferred dividends                            (92)               (93)             (272)           (284)
                                                 -------------    ---------------    --------------     -----------
     Net income applicable to common shares           $  1,156           $  1,223          $  6,364        $  2,744
                                                 =============    ===============    ==============     ===========

     Weighted average common shares
      outstanding during the period                    114,796            117,481           114,848         118,171
                                                 =============    ===============    ==============     ===========

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2001, beneficially owned 32,607 shares, or 28.45%, of BancShares' outstanding common stock and 4,966 shares, or 1.37%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 24.02%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2001, beneficially owned 2,529,991 shares, or 28.71%, and 1,452,494 shares, or 16.48%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.28%, and 199,052 shares, or 11.74%, of the Corporation's outstanding Class B common stock. The above totals include 478,728 Class A common shares, or 5.43%, and 104,644 Class B Common shares, or 6.17%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). In the fourth quarter of 2000 Southern acquired two Rocky Mount, North Carolina offices and one Nashville, North Carolina office of First Citizens containing $66.1 million of deposits and $75.8 million of loans. Southern paid $6.7 million to First Citizens for this acquisition. In May 2001 Southern sold its $3.2 million credit card portfolio to First Citizens, recording a gain of approximately $250,000 on the sale. Southern continues to offer its customers a credit card with the Southern Bank brand through First Citizens but the loans are owned by First Citizens.

The following table lists the various charges paid to the Corporation during the nine months ended September 30, 2001 and the nine months ended September 30, 2000 in accordance with the aforementioned service contracts:

      (Dollars in thousands)                             (Unaudited)
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                      2001           2000
                                              ---------------    ------------
    Data and item processing                           $1,754        $  1,816
    Forms, supplies and equipment                         451             213
    Trustee for employee benefit plans                     51              74
    Consulting fees                                        73              55
    Other services                                        101              65
                                              ---------------    -----------

                                                       $2,430         $ 2,223
                                              ===============    ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 2001 VS. NINE MONTHS ENDED 2000


INTRODUCTION

In the first nine months of 2001, the net income of BancShares increased approximately $3.6 million from $3.0 million in the first nine months of 2000 to $6.6 million in the first nine months of 2001, an increase of 119.15%. This increase resulted primarily from $4.6 million of gains on available-for-sale securities in 2001, and an $855,000 adjustment for unrealized investment security losses, considered other than temporary, to reduce the carrying values of certain marketable equity securities in the first nine months of 2000, that did not recur in 2001. One branch acquisition in February 2000, three branch acquisitions in April 2000, the opening of one new branch in September 2000 and three branch acquisitions in November 2000 resulted in increased net interest income, increased other noninterest income, increased personnel expense and other related operating expenses for the nine months ended September 30, 2001.

Per share net income available to common shares for the first nine months of 2001 was $55.41, an increase of $32.19, or 138.63%, from $23.22 for the first nine months of 2000. The annualized return on average equity increased to 11.76%, for the period ended September 30, 2001, from 7.33% for the period ended September 30, 2000.

At September 30, 2001, BancShares' assets totaled $856.1 million, an increase of $52.7 million, or 6.55%, from the $803.4 million reported at December 31, 2000. During this nine month period, cash and due from banks decreased $5.1 million, or 11.95% from $42.9 million to $37.8 million. During this nine month period, overnight funds sold increased $29.9 million, or 232.98% from $12.8 million to $42.8 million. During this nine month period, loans increased $49.3 million, or 9.93%, from $497.0 million to $546.3 million. During the nine months ended September 30, 2001 investment securities decreased $21.1 million, or 10.21% from $207.1 million at December 31, 2000 to $186.0 million at September 30, 2001. Total deposits increased $41.0 million, or 5.87% from $698.5 million at December 31, 2000 to $739.5 million at September 30, 2001. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern .

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

The proforma impact of the acquisitions, as though they had been made at the beginning of the period presented, is not material to BancShares' consolidated financial statements, however the comparisons of the nine months ended September 30, 2001 to the nine months ended September 30, 2000 are impacted by the above transactions.

In September 2000 Southern opened its first Greenville, North Carolina branch.


INTEREST INCOME

Interest and fees on loans increased $5.9 million, or 21.89%, from $27.0 million for the nine months ended September 30, 2000 to $32.9 million for the nine months ended September 30, 2001. This increase resulted from both overall higher loan portfolio yields and increased balances. Average loans for the nine months ended September 30, 2001 were $522.1 million, an increase of 25.99% from $414.4 million for the prior year period. This increase in average loans was principally the result of the acquisitions discussed. The yield on the loan portfolio was 8.89% for the nine months ended September 30, 2000 and 8.35% in the nine months ended September 30, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $302,000 or 3.61%, from $8.4 million in the nine months ended September 30, 2000 to $8.1 million in the nine months ended September 30, 2001. This decrease was due to a decrease in the volume of average investment securities for the nine months ended September 30, 2001 to $183.0 million as compared to $209.8 million for the same 2000 period. The decrease in volume principally resulted from the loan growth discussed. The yield on investment securities was 5.53% for the nine-month period ended September 30, 2000 and 5.84% for the nine-month period ended September 30, 2001.

Interest income on overnight funds sold increased $143,000, or 17.70%, from $808,000 for the nine months ended September 30, 2000 to $951,000 for the nine months ended September 30, 2001. This increase in income resulted from an increase in the average overnight funds sold to $29.2 million for the nine months ended September 30, 2001 from an average of $17.9 million for the nine months ended September 30, 2000. The increase in average overnight funds sold resulted primarily from the acquisitions discussed above. Average overnight funds sold yields were 4.30% for the nine months ended September 30, 2001, down from 5.95% for the nine months ended September 30, 2000.

Total interest income increased $5.8 million or 15.90%, from $36.1 million for the nine months ended September 30, 2000 to $41.9 million for the nine months ended September 30, 2001. This increase was the result of a 1 basis point decrease in average earning asset yields and an increase of $101.2 million in average earning assets.

Average earning asset yields for the nine months ended September 30, 2001 decreased to 7.57% from the 7.58% yield on average earning assets for the nine months ended September 30, 2000. Average earning assets increased from $633.1 million in the nine months ended September 30, 2000 to $734.3 million in the nine months ended September 30, 2001. This $101.2 million increase in the average earning assets resulted primarily from the acquisitions discussed above.


INTEREST EXPENSE

Total interest expense increased $2.9 million, or 16.57%, from $17.7 million in the nine months ended September 30, 2000 to $20.6 million for the nine months ended September 30, 2001. The principal reason for this increase was the increase in deposits primarily from the acquisitions discussed above. BancShares' total cost of funds decreased from 4.34% for the nine months ended September 30, 2000 to 4.26% for the nine months ended September 30, 2001. Average interest-bearing deposits were $604.3 million in the nine months ended September 30, 2001, an increase of $91.0 million from the $513.3 million average in the nine months ending September 30, 2000. The increase in interest-bearing deposits was primarily the result of the aforementioned acquisitions.


NET INTEREST INCOME

Net interest income was $21.3 million for the nine months ended September 30, 2001 and $18.5 million for the nine months ended September 30, 2000.

The interest rate spread for the nine months ended September 30, 2001 was 3.31%, an increase of 6 basis points from the 3.25% interest rate spread for the nine months ended September 30, 2000.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 2001 management recorded $650,000 as a provision for loan losses. Management made a $300,000 addition to the provision for loan losses for the nine months ended September 30, 2000. Management increased the provision in consideration of loan growth, increased net loan charge offs, increased nonperforming loans and the continued overall slowing of the economy.

During the first nine months of 2001 management charged-off loans totaling $395,000 and received recoveries of $220,000, resulting in net charge-offs of $175,000. During the same period in 2000, $301,000 in loans were charged-off and recoveries of $263,000 were received, resulting in net charge-offs of $38,000. For the nine months ended September 30, 2001 $650,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $380,000 from December 31, 2000. The following table presents comparative Asset Quality ratios of BancShares:



                                                   (Unaudited)
                                                   September 30,   December 31,
                                                       2001           2000
                                                  --------------   -----------
Ratio of annualized net loans charged off
      to average loans                                0.04%         0.04%

Allowance for loan losses
      to loans                                        1.40%         1.47%

Non-performing loans
      to loans                                        0.40%         0.31%

Non-performing loans and assets
      to total assets                                 0.27%         0.19%

Allowance for loan losses
      to non-performing loans                       350.76%       467.22%

The ratio of annualized net charge-offs to average loans outstanding was 0.04% for both the nine months ended September 30, 2001 and the year ended December 31, 2000. The allowance for loan losses represented 1.40% of loans at September 30, 2001. The allowance for loan losses represented 1.47% of loans at December 31, 2000. The allowance for loan losses to loans ratio was also impacted by the net growth in loans of $49.3 million, or 9.93% from $497.0 million at December 31, 2000 to $546.3 million at September 30, 2001. During the second quarter of 2001 BancShares sold its credit card portfolio which totaled approximately $3.2 million. Credit card loans were considered by management to be one of the highest risk loan types and accordingly had been assigned a high reserve requirement. The allowance related to this portfolio was $95,000 at the time of sale. See footnote 4 to the financial statements for the effect of the sale on the allowance.

The ratio of nonperforming loans to total loans increased from 0.31% at December 31, 2000 to 0.40% at September 30, 2001. Nonperforming loans and assets to total assets increased to 0.27% at September 30, 2001 from 0.19% at December 31, 2000. The allowance for loan losses to nonperforming loans represented 350.76% of nonperforming loans at September 30, 2001, a decrease from the 467.22% at December 31, 2000.

Performance declines resulted primarily from an increase in nonperforming loans to $2.2 million at September 30, 2001 from $1.6 million at December 31, 2000. The nonperforming loans at September 30, 2001 included $84,000 of nonaccrual loans, $2.1 million of accruing loans 90 days or more past due and $28,000 of restructured loans. The nonperforming loans at December 31, 2000 included $478,000 of nonaccrual loans, $1.1 million of accruing loans 90 days or more past due and no restructured loans. There were no significant impaired loans at September 30, 2001. BancShares had $154,000 of assets classified as other real estate at September 30, 2001. BancShares had no assets classified as other real estate at December 31, 2000. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the September 30, 2001 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2001 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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

Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern's allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize adjustments to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

NONINTEREST INCOME

During the nine months ended September 30, 2001, BancShares realized a $6.5 million increase in noninterest income primarily as a result of a gains recorded on the sales of available-for-sale investment securities.

During the nine months ended September 30, 2001 investment securities were sold for a net gain of $4.6 million. During the nine months ended September 30, 2000, management of BancShares reviewed its portfolio of securities available-for-sale and determined that certain marketable equity securities had declines in their value that were deemed to be other than temporary. Accordingly, BancShares recorded a charge of $855,000 to investment securities gains (losses) in the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2000 for this amount and reduced the carrying amount of the related investments accordingly. There is no assurance that future charges to earnings for other than temporary declines in the fair values of these or other investment securities will not be required.

Service charges on deposit accounts for the nine months ended September 30, 2001 increased $868,000 and other service charges and fees for the nine months ended September 30, 2001 increased $146,000 over the nine months ended September 30, 2000 primarily as a result of the aforementioned acquisitions.

NONINTEREST EXPENSE

Noninterest expense increased $3.8 million or 21.04%, from $18.1 million in the nine months ended September 30, 2000 to $21.9 million in the nine months ended September 30, 2001.

This increase was primarily due to an increase in personnel expense of $1.8 million, or 20.42%, from $8.7 million at September 30, 2000 to $10.5 million at September 30, 2001 and increased occupancy, data processing and other expenses resulting principally from the aforementioned branch acquisitions.

INCOME TAXES

In the nine months ended September 30, 2001 BancShares recorded income tax expense of $2.3 million. In the nine months ended September 30, 2000, BancShares recorded income tax expense of $800,000. The resulting effective tax rate for the nine months ended September 30, 2001 was 25.99%. The effective tax rate for the nine months ended September 30, 2000 was 20.90%. The estimated effective tax rate was higher in 2001 due to a decrease in tax-exempt income in 2001 as a percentage of total income before taxes. The effective tax rates in 2001 of 25.99% and in 2000 of 20.90% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THIRD QUARTER OF 2001 VS. THIRD QUARTER OF 2000

INTRODUCTION

In the three months ended September 30, 2001, the net income of BancShares decreased $68,000 from $1.3 million in the three months ended September 30, 2000 to $1.2 million in the three months ended September 30, 2001, a decrease of 5.17%. The decrease in net income for the quarter ended September 30, 2001 is attributed to an increase in noninterest expenses and the provision for loan losses which were not fully offset by growth in net interest income and noninterest income. In addition, BancShares effective tax rate increased significantly in 2001 compared to 2000. The third quarter 2001 provision for loan losses was higher than the 2000 provision for loan losses, primarily due to loan growth and the continued slowdown of the economy in 2001.

Per share net income available to common shares for the three months ended September 30, 2001 was $10.07, a decrease of $0.34, or 3.27%, from $10.41 in the three months ended September 30, 2000.

ACQUISITIONS

Southern had no acquisitions in the quarter ended September 30, 2000 or the quarter ended September 30, 2001.

INTEREST INCOME

Interest and fees on loans increased $1.5 million, or 15.85%, from $9.5 million for the quarter ended September 30, 2000 to $11.0 million for the quarter ended September 30, 2001. This increase was due to increased loan balances. Average loans for the quarter ended September 30, 2001 were $543.8 million, an increase of 27.00% from $428.2 million for the prior year quarter. The yield on the loan portfolio was 8.77% for the three months ended September 30, 2000 and 7.96% for the three months ended September 30, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $382,000, or 13.15%, from $2.9 million in the three months ended September 30, 2000 to $2.5 million in the three months ended September 30, 2001. This decrease was primarily due to a decrease in the average investment portfolio resulting from loan growth. Average investment securities for the quarter ended September 30, 2001 decreased to $173.6 million as compared to $212.7 million for the same 2000 quarter. The yield on investment securities was 5.62% for the quarter ended September 30, 2000 and 5.66% for the quarter ended September 30, 2001.

Interest income on overnight funds sold increased $59,000, or 29.95%, from $197,000 for the quarter ended September 30, 2000 to $256,000 for the quarter ended September 30, 2001. This increase in income resulted from an increase in volume. Approximately $75.8 million of the volume increase resulted from the aforementioned acquisitions. The average overnight funds sold was $31.2 million for the quarter ended September 30, 2001 compared to an average of $12.0 million for the quarter ended September 30, 2000. Average overnight funds sold yields were 2.92% for the quarter ended September 30, 2001 down from 6.67% for the quarter ended September 30, 2000.

Total interest income increased $1.2 million, or 9.39%, from $12.6 million for the quarter ended September 30, 2000 to $13.8 million for the quarter ended September 30, 2001. This increase was primarily the result of an increase in the average earning assets resulting primarily from the aforementioned acquisitions.

Average earning asset yields for the quarter ended September 30, 2001 decreased to 7.24% from the 7.73% yield on average earning assets for the quarter ended September 30, 2000. Average earning assets increased from $653.5 million in the quarter ended September 30, 2000 to $748.6 million in the quarter ended September 30, 2001. Approximately $75.8 million of this $95.1 million increase in average earning assets resulted from the aforementioned acquisitions.

INTEREST EXPENSE

Total interest expense was $6.4 million for both the three months ended September 30, 2000 and the three months ended September 30, 2001. There was no change in interest expense as the impact of the increased balances resulting from the aforementioned acquisitions was offset by decreased costs of deposits and short-term borrowings.

NET INTEREST INCOME

Net interest income was $7.4 million for the three months ended September 30, 2001 and $6.2 million for the three months ended September 30, 2000.

The interest rate spread for the quarter ended September 30, 2001 was 3.36%, an increase of 21 basis points from the 3.15% interest rate spread for the quarter ended September 30, 2000.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2001 management recorded $250,000 as a provision for loan losses. Management made a $150,000 provision for loan losses for the quarter ended September 30, 2000.

During the three months ended September 30, 2001 management charged-off loans totaling $44,000 and received recoveries of $162,000, resulting in net recoveries for the three months ended September 30, 2001 of $118,000. During the three months ended September 30, 2000, $146,000 in loans were charged-off and recoveries of $95,000 were received, resulting in net charge-offs of $51,000 for the three months ended September 30, 2000. In spite of the net recoveries realized during the quarter ended September 30, 2001, BancShares recorded an increase in the provision for loan losses due to strong loan growth and the effects of the slowing economy on borrowers.


NONINTEREST INCOME

During the three months ended September 30, 2001, BancShares' noninterest income increased $164,000 principally as a result of the aforementioned acquisitions. Service charges on deposit accounts for the three months ended September 30, 2001 increased $257,000 and other service charges and fees for the three months ended September 30, 2001 increased $45,000 over the three months ended September 30, 2000 primarily as a result of the aforementioned acquisitions.


NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $962,000 or 15.60%, from $6.2 million in the three months ended September 30, 2000 to $7.2 million in the three months ended September 30, 2001.

This increase was primarily due to an increase in personnel expense of $578,000, or 19.53%, from $3.0 million for the quarter ended September 30, 2000 to $3.5 million for the quarter ended September 30, 2001 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the aforementioned acquisitions.


INCOME TAXES

In the three months ended September 30, 2001, BancShares had income tax expense of $690,000, an increase of $350,000 from $340,000 in the prior year quarter. This increase is due to both increased earnings and an increase in the estimated effective tax rate to 35.60% for the quarter ended September 30, 2001 to adjust the estimated year-to-date tax rate to 25.99%. The estimated effective tax rate for the quarter ended September 30, 2000 was 20.53%. The estimated effective tax rate was revised due to a change in management estimates of taxable income for 2001. During the quarter ended September 30, 2001, management determined that tax exempt income would represent a smaller proportion of total income than previously projected. The effective tax rates for the quarters ended

September 30, 2001 of 35.60% and September 30, 2000 of 20.53% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.


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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at September 30, 2001.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at September 30, 2001 was 7.19%. At December 31, 2000, Southern's leverage capital ratio was 6.97%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2001, Southern's Total RBC ratio was 12.51%. At December 31, 2000 the RBC ratio was 12.59%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from the acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets on BancShares' financial statements, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $9.9 million at both September 30, 2001 and December 31, 2000. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:


                                                                 (Unaudited)
                                                                September 30,
                                                                    2001
                                                                -------------



      (Dollars in thousands)

Tier 1 capital                                                      $  58,398
Total capital                                                          68,146
Risk-adjusted assets                                                  544,626
Average tangible assets                                               812,483

Tier 1 capital ratio (1)                                                10.72%
Total capital ratio (1)                                                 12.51%
Leverage capital ratio (1)                                               7.19%

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, federal funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 26.07% at September 30, 2001 and 33.48% at December 31, 2000.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2001 and for the nine months ended September 30, 2000. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2001 jumbo time deposits represented 14.36% of total deposits. At December 31, 2000 jumbo time deposits represented 11.69% of total deposits.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

ACCOUNTING AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by Statements 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. BancShares adopted this statement on January 1, 2001, with no material impact upon adoption.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At this time BancShares has not determined what effect that the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment and the core deposits without contractual maturity level as of September 30, 2001. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of September 30, 2001. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2002 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2001. Overall loan and deposit balance maturities are shorter at September 30, 2001 and overall rates have declined significantly, primarily as a result of market conditions and management's responses thereto.

  (Dollars in thousands, unaudited)                             Maturing in the years ended September 30
                                      2002        2003        2004         2005       2006     Thereafter     Total      Fair Value
Assets
  Loans
      Fixed rate                    $  78,492   $  48,035   $  53,728    $ 31,190   $ 37,252   $   85,304   $ 334,001    $  353,210
      Average rate (%)                   8.40%       8.65%       8.36%       8.18%      8.23%        7.13%       8.07%

      Variable rate                 $ 123,171   $  16,936   $  13,861    $ 13,879   $ 11,031   $   33,412   $ 212,290    $  212,290
      Average rate (%)                   8.18%       6.89%       6.97%       6.98%      6.84%        7.33%       7.72%

  Investment securities
      Fixed rate                    $  93,434   $  52,812   $   2,063    $  1,592   $  1,630   $   18,744   $ 170,275    $  185,244
      Average rate (%)                   6.27%       4.83%       7.95%       8.37%      8.28%        6.22%       5.88%

      Variable rate                         -           -           -           -          -   $      720   $     720    $      720
      Average rate (%)                      -           -           -           -          -         7.03%       7.03%

Liabilities
      Savings and interest
        bearing checking

      Fixed rate                    $ 219,917           -           -           -          -            -   $ 219,917    $  219,917
      Average rate (%)                   1.17%          -           -           -          -            -        1.17%

Certificates of deposit
      Fixed rate                    $ 351,414   $  23,870   $   6,050    $  8,881          -            -   $ 390,215    $  394,939
      Average rate (%)                   4.78%       6.04%       5.16%       5.35%         -            -        4.87%

      Variable rate                 $   4,650   $   1,959           -           -          -            -   $   6,609    $    6,609
      Average rate (%)                   2.63%       2.71%          -           -          -            -        2.65%

Long-term debt

      Fixed rate                            -           -           -           -          -       23,000   $  23,000    $   24,150
      Average rate (%)                      -           -           -           -          -         8.25%       8.25%

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of September 30, 2001, which reflected a one year negative interest-sensitivity gap of $258.2 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year interest sensitivity of financial instruments is significantly higher at September 30, 2001 as compared to December 31, 2000.

The total cumulative interest sensitivity gap has also increased significantly at September 30, 2001 as compared to December 31, 2000.


INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                               September 30, 2001

                                                                                                       Non-Rate
                                                        1-90           91-180          181-365         Sensitive
                                                        Days            Days            Days            & Over
                                                      Sensitive       Sensitive       Sensitive         1 Year         Total
Earning Assets:

Loans                                                 $ 147,351       $  26,434       $  27,878       $ 344,628      $ 546,291
Investment securities                                    32,988          21,222          39,222          77,563        170,995
Temporary investments                                    42,755               -               -               -         42,755
                                                      ---------       ---------       ---------       ---------      ---------
      Total earning assets                            $ 223,094       $  47,656       $  67,100       $ 422,191      $ 760,041
                                                      =========       =========       =========       =========      =========
Interest-Bearing Liabilities:
Savings and core time deposits                          340,696          91,168          45,902          32,765        510,531

Time deposits of $100,000 and more                       47,099          34,530          16,586           7,995        106,210

Short-term borrowings                                    20,033               -               -               -         20,033
Long-term obligations                                         -               -               -          23,000         23,000
                                                      ---------       ---------       ---------       ---------      ---------
      Total interest bearing liabilities              $ 407,828       $ 125,698       $  62,488       $  63,760      $ 659,774
                                                      =========       =========       =========       =========      =========

Interest sensitivity gap                              $(184,734)      $ (78,042)          4,612       $ 358,431      $ 100,267
                                                      =========       =========       =========       =========      =========

Cumulative interest sensitivity gap                   $(184,734)      $(262,776)      $(258,164)      $ 100,267      $ 100,267
                                                      =========       =========       =========       =========      =========

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


                        SOUTHERN BANCSHARES (N.C.), INC.




November 06, 2001             /s/ John C. Pegram, Jr.
------------------            -------------------------------------------------
    Date                      John C. Pegram, Jr.,
                              President and Chief Executive Officer



November 06, 2001             /s/ David A. Bean
------------------            -------------------------------------------------
    Date                      David A. Bean,
                              Secretary, Treasurer and Chief Financial Officer