Form 10-K405
period 2001-12-31
SOUTHERN BANCSHARES NC INC
filed 2002-03-18
CIK 703904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 2001                                 Commission File No. 0-10852

                        SOUTHERN BANCSHARES (N.C.), INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            56-1538087
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                              116 East Main Street
                        Mount Olive, North Carolina 28365
               (Address of Principal Executive offices, Zip Code)

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

The number of shares outstanding of the Registrant's common stock as of February 28, 2002: Common Stock, $5.00 par value - 114,114 shares

Portions of the Registrant's definitive Proxy Statement dated March 22, 2002 for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                                       CROSS REFERENCE INDEX

                                                                                                                   Page Number
PART I      Item 1   Business .....................................................................................     3
            Item 2   Properties ...................................................................................     4
            Item 3   Legal Proceedings ............................................................................    26
            Item 4   Submission of Matters to a Vote of Security Holders ..........................................  None
PART II     Item 5   Market for the Registrant's Common Stock and Related Shareholder Matters .....................    25
            Item 6   Selected Financial Data ......................................................................     6
            Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations ........     4
            Item 7A  Quantitative and Qualitative Disclosures about Market Risk ................................... 15-17
            Item 8   Financial Statements and Supplementary Data

                     Quarterly Financial Summary for 2001 and 2000 ................................................ 24-25

                     Independent Auditors' Report .................................................................    29

                     Consolidated Balance Sheets as of December 31, 2001 and 2000 .................................    30

                     Consolidated Statements of Income and Comprehensive Income for the years ended
                     December 31, 2001, 2000 and 1999 .............................................................    31

                     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
                     2000 and 1999 ................................................................................    32

                     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
                     1999 .........................................................................................    33

                     Notes To Consolidated Financial Statements ................................................... 34-53

            Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ........  None

PART III    Item 10  Directors and Executive Officers of Registrant ...............................................     *
            Item 11  Executive Compensation .......................................................................     *
            Item 12  Security Ownership of Certain Beneficial Owners and Management ...............................     *
            Item 13  Certain Relationships and Related Transactions ...............................................     *
PART IV     Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)(1)   Financial Statements (see Item 8 for Reference)
               (2)   Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
               (3)   Exhibits have been filed separately with the Commission and are available upon written
                     request ......................................................................................    55
            (b)      During the quarter ended December 31, 2001, no reports on Form 8-K were filed

* Information required by Item 10 is incorporated herein by reference to the information that appears under the captions "PROPOSAL 1: ELECTION OF DIRECTORS", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" on pages 4 through 5 and page 8 of Registrant's definitive Proxy Statement dated March 22, 2002.

     Information required by Item 11 is incorporated herein by reference to the information that appears under the captions "Compensation Committee Interlocks and Insider Participation", "Director Compensation", "Executive Compensation" and "Pension Plan" on pages 6 through 10 of the Registrant's definitive Proxy Statement dated March 22, 2002.

     Information required by Item 12 is incorporated herein by reference to the information that appears under the caption "Beneficial Ownership of Voting Securities" on pages 2 through 4 of the Registrant's definitive Proxy Statement dated March 22, 2002.

     Information required by Item 13 is incorporated herein by reference to the information that appears under the caption "Transactions with Related Parties" on page 11 of the Registrant's definitive Proxy Statement dated March 22, 2002.

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

     Southern is BancShares' principal operating subsidiary and is currently engaged in commercial banking through 49 offices located primarily in eastern North Carolina.

     BancShares also is the parent company of Southern Capital Trust I ("SCT"), a Delaware business trust that was organized during 1998 for the sole purpose of issuing and selling $23.0 million aggregate liquidation amount of 8.25% capital securities (the "Capital Securities"). The net proceeds from that sale, together with the proceeds from SCT's issuance of its common securities to BancShares, were invested in a like aggregate face amount of BancShares' 8.25% junior deferrable interest subordinated debentures which mature during 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after June 30, 2003. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which SCT exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of SCT's payment of distributions and other payments on the Capital Securities.

     BancShares's executive offices are located at 116 East Main Street, Mount Olive, North Carolina 28365, and its telephone number is (919) 658-7000.

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

     Employees. At December 31, 2001, BancShares and its subsidiaries employed a full-time staff of 361 and a part-time staff of 26 for a total of 387employees.

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

     As an insured, state-chartered bank that is not a member of the Federal Reserve System, Southern is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). Absent approval of the FDIC, Southern is prohibited from engaging as principal in activities that are not permitted for national banks and it is prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

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

     Southern's home office is located at 116 East Main Street, Mount Olive, North Carolina. At December 31, 2001 there were 48 Southern offices in North Carolina. Southern opened its 49/th/ office on January 14, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. ("BancShares") and its subsidiary, Southern Bank and Trust Company ("Southern"), for 2001, 2000 and 1999. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein.

                                     SUMMARY

     BancShares experienced a 120.70 percent increase in net income during 2001, compared to 2000. Securities gains and gains on the sale of fixed assets are the principal reasons for the 2001 increase. Consolidated net income was $8.2 million for 2001 compared to $3.7 million for 2000 and $3.7 million for 1999. Net income per share for the year ended December 31, 2001 totaled $68.66 compared to $28.51 in 2000 and $27.56 in 1999. Return on average assets totaled
0.99 percent during 2001, 0.52 percent during 2000 and 0.57 percent during 1999. Table 1 provides a five year summary of financial information for BancShares.

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

     Members of the Holding family, including Frank B. Holding who serves as a director and Chairman of BancShares' Executive Committee, have been actively involved in the management of BancShares. Currently, various members of the Holding family control an aggregate of 69.78% of BancShares' common stock. Southern is party to contracts with an affiliated financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina, pursuant to which Southern is provided with various management consulting, support and data processing services. See "Beneficial Ownership of Voting Securities" and "Transactrions with Related Parties" in the preceding PROXY STATEMENT and Note 15, Related Parties in the following NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. As a result, Bancshares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability.

                          CRITICAL ACCOUNTING POLICIES

     BancShares' significant accounting policies are set forth in note 1 of the consolidated financial statements. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be its single critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancshares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares' assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares' allowance for loan losses and related matters, see Allowance for Loan Losses.

Table 1
-------

SELECTED FINANCIAL DATA
-----------------------

   (Dollars in thousands, except share data and ratios)

                                                                                December 31,
--------------------------------------------------------------------------------------------------------------------
                                                            2001       2000        1999         1998       1997
--------------------------------------------------------------------------------------------------------------------
Summary of Operations

Interest income .....................................    $ 55,366    $ 49,909    $ 42,134    $ 41,702    $ 39,055
Interest expense ....................................      25,980      24,932      19,967      20,328      18,827
--------------------------------------------------------------------------------------------------------------------
Net interest income .................................      29,386      24,977      22,167      21,374      20,228
Provision for loan losses ...........................       1,000         475         830         155          60
--------------------------------------------------------------------------------------------------------------------
Net interest income
    after provision for loan losses .................      28,386      24,502      21,337      21,219      20,168
Noninterest income ..................................      12,656       5,260       4,946       6,553       9,849
Noninterest expense .................................      29,746      25,028      21,454      20,116      23,064
--------------------------------------------------------------------------------------------------------------------
Income before income taxes ..........................      11,296       4,734       4,829       7,656       6,953
Income taxes ........................................       3,055       1,000       1,150       2,060         340
--------------------------------------------------------------------------------------------------------------------

Net income ..........................................    $  8,241    $  3,734    $  3,679    $  5,596    $  6,613
--------------------------------------------------------------------------------------------------------------------
Selected Year-End Balances
Total assets ........................................    $855,228    $803,441    $669,232    $649,425    $590,752
Investment securities and overnight funds sold            226,648     219,958     214,583     221,102     190,373
Loans ...............................................     545,300     496,966     398,060     364,489     349,216
Interest-earning assets .............................     772,263     704,672     613,340     590,699     544,789
Deposits ............................................     738,659     698,485     578,250     556,752     513,328
Interest-bearing liabilities ........................     651,437     629,217     518,727     507,326     458,335
Shareholders' equity ................................      67,429      59,682      54,944      56,033      54,984
Common shares outstanding ...........................     114,208     115,209     118,912     119,266     119,918
--------------------------------------------------------------------------------------------------------------------

Selected Average Balances
Total assets ........................................    $833,716    $716,773    $651,014    $615,828    $567,236
Investment securities and overnight funds sold ......     232,317     230,927     215,935     182,356     162,936
Loans ...............................................     527,204     427,939     380,877     362,298     340,195
Interest-earning assets .............................     759,994     648,553     600,815     573,431     507,971
Deposits ............................................     720,958     624,173     558,386     526,555     498,303
Interest-bearing liabilities ........................     646,072     557,625     509,935     463,340     445,354
Shareholders' equity ................................      65,544      55,370      55,474      56,423      45,703
Common shares outstanding ...........................     114,717     117,743     119,137     119,685     119,918
--------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Return on average total assets ......................        0.99%       0.52%       0.57%       0.91%       1.17%
Return on average shareholders' equity ..............       12.57        6.74        6.63        9.92       14.47
Dividend payout ratio (1) ...........................        6.52       14.84       15.57       10.38        8.85
--------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits ...................................       73.13%      68.56%      68.21%      68.81%      68.27%
Shareholders' equity to total assets ................        7.86        7.72        8.52        9.16        8.06
--------------------------------------------------------------------------------------------------------------------
Per share of common stock
Net income (2) ......................................    $  68.66    $  28.51    $  27.56    $  43.40      $51.77
Cash dividends ......................................        1.50        1.50        1.50        1.50        1.50
Book value (3) ......................................      570.07      497.68      441.16      448.82      437.22
--------------------------------------------------------------------------------------------------------------------


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

Table 2
-------

BRANCH ACQUISITIONS AND DIVESTITURES

  (dollars in thousands)

                                                                                 Loans       Deposits
          Acquisitions                                              Date        Acquired     Acquired
----------------------------------------------------------------------------------------------------------
Cooperative Savings Bank  - Robersonville, NC ................  February 2000   $  1,335     $  7,117

Centura Bank  - Battleboro, NC ..........................        April 2000      2,131     11,065
Centura Bank  - Nashville, NC ...........................        April 2000      2,345     10,322
Centura Bank  - Sharpsburg, NC ..........................        April 2000        660      8,003
First-Citizens Bank & Trust Company - Nashville, NC .....     November 2000      8,493     15,349
First-Citizens Bank & Trust Company - Rocky Mount, NC....     November 2000     67,308     50,764
                                                                              --------   --------
    2000 Acquisition Totals .............................                     $ 82,272   $102,620
====================================================================================================

====================================================================================================

 First-Citizens Bank & Trust Company  - Ahoskie, NC .....     September 1999  $  9,211   $ 14,835
                                                                              --------   --------
    1999 Acquisition Totals..............................                     $  9,211   $ 14,835
====================================================================================================


                             INTEREST-EARNING ASSETS

     Interest-earning assets averaged $760.0 million during 2001, an increase of $111.4 million or 17.18 percent over 2000 levels, compared to a $47.7 million or
7.95 percent increase in 2000 over 1999 levels. Growth among average interest-earning assets during 2001 was primarily due to internal loan growth and the acquisitions discussed above.

     Loans. As of December 31, 2001, gross loans outstanding were $545.3 milliom, a 9.73 percent increase over the December 31, 1999 balance of $497.0 million, which was a 24.85 percent increase over the December 31, 1999 balance of $398.1 million. Loan growth during 2001 resulted principally from internal loan growth. Loan growth during 2000 resulted principally from the acquisitions discussed in Table 2 above. Loan balances for the last five years are provided in Table 3.


Table 3
-------

LOANS

(Dollars in thousands)

                                                                                   December 31,
                                                                  2001        2000      1999       1998       1997
                                                                  ----        ----      ----       ----       ----
Commercial, financial and agricultural.......................   $ 92,293   $ 91,936   $ 77,169   $ 56,195   $ 45,947
Real estate:
      Construction ................... ......................     52,414     14,621        647      5,276      5,209
      Mortgage:
       One to four family residential .......................    132,513    115,473    111,793    113,984    106,444
       Commercial ...........................................    134,562    126,472     74,873     62,446     58,056
       Equityline ...........................................     42,504     40,468     30,152     28,698     27,759
       Other ................................................     24,823     39,069     32,851     26,846     27,868
Consumer ....................................................     39,581     38,795     34,309     36,775     35,643
Lease financing .............................................     26,610     30,132     36,266     34,269     42,290
                                                                --------   --------   --------   --------   --------
                  Total loans ...............................   $545,300   $496,966   $398,060   $364,489   $349,216
                                                                ========   ========   ========   ========   ========

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

     Loans secured by real estate averaged $405.5 million during 2001, compared to $289.6 million during 2000, an increase of 40.02 percent. Much of the $115.9 million increase in real estate secured loans during 2001 was among construction, commercial real estate and retail home equity loans. Commercial and industrial loans averaged $115.7 million during 2001 compared to $107.5 million during 2000, an increase of 7.63 percent. Commercial and industrial loan growth during 2001 resulted from BancShares' continued focus on small and mid-size commercial customers.

     Consumer loans averaged $36.9 million during 2001 compared to $36.3 during 2000. The $0.6 million increase during 2001 was primarily due to the acquisitions discussed above. Demand for direct installment lending was sluggish during 2001, as customers who have traditionally favored closed-end installment lending continue to migrate to revolving lines of credit secured by home equity.

     During 2002, management anticipates continued loan growth among loans to commercial borrowers. Loan demand among small and mid-size businesses remains relatively strong due to continuing economic growth in BancShares' market areas. Recent downward trends in interest rates will likely contribute to loan growth at rates similar to 2001 and 2000. Demand among retail customers continues to shift to open-end credit products such as EquityLine. Growth in this area is also expected during 2002.

     To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 2001. Of the gross loans outstanding on December 31, 2001, 21.95 percent have scheduled maturities or repricing dates that extend beyond five years.


Table 4
-------
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

 (Dollars in thousands)                                   Within       After One Year But     After
                                                         One Year      Within Five Years    Five Years     Total
                                                         --------      -----------------    ----------    --------
Commercial and Financial .......................          $ 6,482          $83,337          $ 2,474       $ 92,293
Real Estate:
  Construction .................................           52,414               --               --         52,414
  One to four family residential ...............           25,989           54,494           52,030        132,513
  Commercial ...................................           43,429           59,782           31,351        134,562
  Equityline ...................................           42,504               --               --         42,504

  Other ............................................              --              --          24,823          24,823
Consumer ...........................................          19,970          19,611              --          39,581
Lease Financing ....................................           9,593          12,455           4,562          26,610
                                                            --------        --------        --------        --------
     Total .........................................        $200,381        $229,679        $115,240        $545,300
                                                            ========        ========        ========        ========

Fixed Rate .........................................        $ 83,769        $168,704        $ 83,550        $336,023
Variable Rate ......................................         116,612          60,975          31,690         209,277
                                                            --------        --------        --------        --------
     Total .........................................        $200,381        $229,679        $115,240        $545,300
                                                            ========        ========        ========        ========


     Investment Securities. At December 31, 2001 the investment portfolio totaled $204.3 million and at December 31, 2000 the investment portfolio totaled $207.1 million resulting in a decrease of $2.8 million or 1.37 percent. Investment securities averaged $199.2 million during 2001, $207.1 million during 2000 and $194.2 million during 1999. In each period U. S. Treasury and government agency securities represented substantially all of the portfolio. The decrease in the average securities portfolio during 2001 resulted primarily from growth in loans. The increase in the average securities portfolio during 2000 and 1999 resulted primarily from growth in deposits.

     The weighted-average maturity of the investment securities portfolio was 32 months at December 31, 2001 and 19 months at December 31, 2000. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares' focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized gain included as a component of shareholders' equity, net of deferred taxes. Table 5 presents detailed information relating to the investment securities portfolio.

Table 5
-------

INVESTMENT SECURITIES
(Dollars in thousands)                                                      December 31,
                                                                  2001         2000          1999
                                                                  ----         ----          ----
U.S. Treasury .............................................    $ 74,032      $126,969      $139,359
U.S. Government agencies ..................................      62,865        20,244           300
States and political subdivisions .........................      24,210        34,975        33,203
Other .....................................................      43,176        24,930        21,359
                                                               --------      --------      --------
          Total investment securities .....................    $204,283      $207,118      $194,221
                                                               ========      ========      ========

                                                             Investment Securities At December 31, 2001 Maturing

                                                                   After One But      After Five But
                                               Within One Year   Within Five Years   Within Ten Years   After Ten Years
                                                Amount Yield       Amount Yield        Amount Yield       Amount Yield
                                                ------------       ------------        ------------       ------------
U.S. Treasury ..............................  $74,032    6.05%         -   $   -           -   $   -          -
U.S. Government agencies ...................        -       -     62,865    3.96%          -       -          -       -
States and political subdivisions ..........    6,411    2.79%     6,618    6.22%      7,554    7.41%     3,627    7.46%
Other ......................................      117    6.00%     3,040    5.07%          -       -     40,019    5.62%
                                              -------   -----    -------   -----      ------    ----    -------    ----
     Total investment securities ...........  $80,560    5.89%   $72,523    4.21%     $7,554    7.41%   $43,646    5.97%
                                              =======            =======              ======            =======

     Income on Interest-Earning Assets. Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2001. Table 9 identifies the causes for changes in interest income and interest expense for 2001 and 2000. Interest income amounted to $56.0 million during 2001, a $5.2 million increase from 2000 levels, compared to a $7.9 increase from 1999 to 2000. During 2001, loan growth was the primary factor for the increase in interest income over

2000 as interest rates decreased. Interest income growth during 2000 resulted from both increased rates and an increased volume of earning assets.

     Total interest-earning assets yielded 7.34 percent during 2001, a 48 basis point decrease from the 7.85 percent reported in 2000. The average taxable-equivalent yield on the loan portfolio decreased from 8.73 percent in 2000 to 8.26 percent in 2001. The lower loan yield during 2001 reflects general market conditions throughout the year, consisting primarily of a declining interest rate environment. Loan interest income increased $6.2 million or 16.48 percent from 2000. This followed an increase of 19.45 percent in loan interest income in 2000 over 1999. During 2000, the increase in loan interest income was the result of both loan growth and higher loan yields. During 2001, the increase in loan interest income was solely due to growth in loan volume as the average yield on loans declined from 8.73 percent in 2000 to 8.26 percent in 2001.

     Interest income earned on the investment portfolio amounted to $11.3 million for the year ended December 31, 2001, $12.2 million for the year ended December 31, 2000 and $10.5 million for the year ended December 31, 1999. The average taxable-equivalent yield on the portfolio for 2001 was 5.67 percent. The average taxable-equivalent yield on the portfolio for 2000 was 6.11 percent The average taxable-equivalent yield on the portfolio for 1999 was 5.33 percent. The $1.7 million increase in investment interest income during 2000 results from the combined effect of an increase in average yields and an increase in average volume. The $944,000 decrease in 2001 investment interest income compared to 2000 investment interest income was due to decreased average volume and a decrease in the tax-equivalent yield on investments from 6.11 percent in 2000 to
5.67 percent for 2001.

                          INTEREST-BEARING LIABILITIES

     At December 31, 2001 interest-bearing liabilities totaled $651.4 million, an increase of $22.2 million or 3.53 percent over December 31, 2000. Interest-bearing liabilities averaged $646.1 million during 2001, an increase of $88.4 million or 15.86 percent over 2000 levels. Interest-bearing deposits contributed $80.6 million to the 2001 increase in interest-bearing liabilities. During 2000, interest-bearing liabilities averaged $557.6 million, an increase of $47.7 million or 9.35 percent over 1999. The growth during 2000 resulted primarily from a $45.7 million increase in average interest-bearing deposits.

     Deposits. Total deposits averaged $721.0 million in 2001, an increase of $96.8 million or 15.51 percent over the 2000 average balance. Average interest-bearing deposits were $607.0 million during 2001, an increase of $80.6 million or 15.32 percent compared to 2000. Money market accounts averaged $73.8 million during 2001, an increase of $12.9 million or 21.18 percent over the 2000 average balance. Checking with interest balances averaged $83.5 million during 2001, an increase of $6.2 million or 8.02 percent over the 2000 average balance. Time deposit balances averaged $391.4 million during 2001, an increase of $61.5 million or 18.64 percent over the 2000 average balance. The overall growth in average deposits during 2001 resulted primarily from internal growth and the full-year impact of the acquisitions listed in Table 2.

     Total deposits averaged $624.2 million in 2000, an increase of $65.8 million or 11.78 percent increase over the 1999 average balance. Average interest-bearing deposits were $526.4 million during 2000, an increase of $45.7 million or 9.50 percent compared to 1999. Money market accounts averaged $60.9 million during 2000, an increase of $7.7 million or 14.45 percent over the 1999 average balance. Checking with interest balances averaged $77.3 million during 2000, an increase of $5.9 million or 8.25 percent over the 1999 average balance. Time deposit balances averaged $329.9 million during 2000, an increase of $31.1 million or 10.43 percent over the 1999 average balance. The overall growth in average deposits during 2000 resulted primarily from the acquisitions listed in Table 2.

     BancShares has historically avoided excessive reliance on high-dollar time deposits, which are generally defined as time deposit accounts with balances in excess of $100,000. At December 31, 2001, these funds were 14.23 percent of total deposits, compared to 11.69 percent of December 31, 2000 total deposits. Table 7 provides a maturity distribution for these deposits, which totaled $105.1 million at December 31, 2001.

Table 6
-------

   AVERAGE BALANCE SHEET ITEMS, NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND
      AVERAGE RATES EARNED AND PAID

                                                                          Year ended December 31,

(Dollars in thousands)                                2001                           2000                           1999

                                           AVERAGE            AVERAGE     AVERAGE             AVERAGE    AVERAGE             AVERAGE
ASSETS                                     BALANCE  INTEREST    RATE      BALANCE   INTEREST   RATE      BALANCE   INTEREST    RATE
                                           -------------------------      ---------------------------   ---------------------------
Interest earning assets:
Loans (1) (2)...........................  $527,204    43,535    8.26%   $ 427,939   $ 37,377  8.73%   $ 380,877   $ 31,292     8.22%
Taxable investment securities...........   178,750     9,518    5.32%     170,223      9,695  5.70%     172,106      8,345     4.85%
Nontaxable investment
     securities (3).....................    20,437     1,769    8.66%      29,882      2,536  8.49%      24,748      2,155     8.71%
Federal funds sold......................    33,130     1,190    3.54%      19,882      1,237  6.22%      19,081        968     5.07%
Other interest earning assets...........       474        36    7.51%         627         42  6.70%       4,003        204     5.10%
                                          --------   -------    -----   ---------   --------  -----   ---------   --------     -----
        Total interest earning assets      759,995    56,048    7.37%     648,553     50,887  7.85%     600,815     42,964     7.15%
                                          --------                                  --------                      --------
Non-interest earning assets:
Cash and due from banks.................    14,948                         23,384                        22,012
Premises and equipment, net.............    31,112                         23,732                        19,781
Other...................................    27,661                         21,104                         8,406
                                          --------                      ---------                     ---------
     Total assets.......................  $833,716                      $ 716,773                     $ 651,014
                                          ========                      =========                     =========

LIABILITIES & EQUITY
Interest bearing liabilities:
   Demand deposits......................  $100,334       716    0.71%   $  91,941   $  1,019  1.11%   $  83,823   $    799     0.95%
   Savings deposits.....................   115,259     2,141    1.86%     104,503      2,586  2.47%      98,137      2,170     2.21%
   Time deposits........................   391,398    20,634    5.27%     329,910     18,783  5.69%     298,744     14,686     4.92%
   Short-term borrowed funds............    16,081       419    2.61%       8,271        474  5.73%       6,231        228     3.68%
   Long-term obligations................    23,000     2,070    9.00%      23,000      2,070  9.00%      23,000      2,084     9.06%
                                          --------   -------    -----   ---------   --------  -----   ---------   --------     -----
     Total interest bearing liabilities    646,072    25,980    4.02%     557,625     24,932  4.47%     509,935     19,967     3.92%
                                                     -------                        --------                      --------
Non-interest bearing liabilities:
   Demand deposits......................   113,967                         97,820                        77,682
   Other................................     8,133                          5,958                         7,923
   Shareholders' equity.................    65,544                         55,370                        55,474
                                          --------                      ---------                     ---------
        Total liabilities and equity ...  $833,716                      $ 716,773                     $ 651,014
                                          ========                      =========                     =========

Interest rate spread (4)                                        3.35%                         3.38%                            3.23%
Net interest income and
        net interest margin (5).........             $30,068    3.96%               $ 25,955  4.00%               $ 22,997     3.83%
                                                     =======                        ========                      ========


(1)  Average balances include non-accrual loans.
(2)  Interest income includes amortization of loan fees.
(3) The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a combined federal and state tax rate of 38.55%. The taxable equivalent adjustment was $682 in 2001, $978 in 2000 and $830 in 1999.
(4) Interest rate spread is the difference between interest earning asset yield and interest bearing liability rate.
(5) Net interest margin is net interest income divided by average earning assets.

(Dollars in thousands)

Three months or less ...................................    $ 52,054
Over three through six months...........................      28,989
Over six months through twelve months...................      12,480
Over one year through five years .......................      11,588
Over five years.........................................           -
                                                            --------
                                                            $105,111
                                                            ========

     Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2001, short-term borrowings totaled $18.1 million, compared to $15.4 million at December 31, 2000. For the year ended December 31, 2001, short-term borrowings averaged $16.1 million, compared to $8.3 million during 2000 and $6.2 million during 1999. Table 8 provides additional information regarding short-term borrowed funds.

Table 8
-------

SHORT-TERM BORROWINGS                                                    2001                 2000                  1999
                                                                         ----                 ----                  ----

 (Dollars in thousands)                                           Amount      Rate     Amount      Rate     Amount        Rate
                                                                 ------------------   -------------------  ----------------------
Repurchase agreements:

      At December 31.........................................    $17,683      0.62%   $14,068      5.23%   $ 5,223        3.72%
      Average during year....................................     14,681      2.55%     7,124      5.03%     5,240        3.58%
      Maximum month-end balance during year..................     17,969               14,068                6,313

U. S. Treasury tax and loan accounts:

      At December 31.........................................    $   463      0.52%   $ 1,359      6.29%   $ 1,435        4.78%
      Average during year....................................      1,400      3.17%     1,147      5.95%       991        4.15
      Maximum month-end balance during year..................      2,366                2,150                2,035

     Long-Term Obligations. At December 31, 2001 and December 31, 2000, long-term obligations totaled $23.0 million. For the year ended December 31, 2001, December 31, 2000 and December 31, 1999 long-term borrowings averaged $23.0 million. In June 1998 $23.0 million in long-term obligations were issued by Southern Capital Trust I, ("the Trust"), a wholly-owned statutory business trust of BancShares. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2003. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust's obligations under the Capital Trust Securities. BancShares issued these long-term obligations to provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership.

     Expense of Interest-Bearing Liabilities. Interest expense amounted to $26.0 million in 2001, a $1.0 million or 4.20 percent increase from 2000. Interest expense amounted to $24.9 million in 2000, a $5.0 million or 24.87 percent increase from 1999. The increased interest expense during 2001and 2000 was primarily the result of the growth in volume due to the acquisitions listed in Table 2.

     As a result of overall market interest rate declines the average cost of interest-bearing deposits decreased to 3.87 percent during 2001, compared to
4.25 percent in 2000 and 3.67 percent in 1999. Interest expense on total interest-bearing deposits amounted to $22.4 million during 2000, an increase from $17.7 million recorded during 1999. Interest expense on total interest-bearing deposits amounted to $23.5 million during 2001, an increase from $22.4 million recorded during 2000. The increased interest expense on deposits during 2000 was primarily the result of higher interest rates and growth in volume due to acquisitions listed in Table
2. The increased interest expense on deposits during 2001 was primarily the result of acquisitions listed in Table 2. The average rate on time deposits increased from 4.92 percent in 1999 to 5.69 in 2000 and decreased to 5.27 percent in 2001.

     Interest expense on short-term borrowings amounted to $474,000 during 2000, an increase from $228,000 or 107.89 percent from 1999. Interest expense on short-term borrowings amounted to $419,000 during 2001, a decrease from $474,000 recorded during 2000. The decreased interest expense during 2001 was primarily the result of overall lower 2001 market interest rates. The average rate on short-term borrowings increased from 3.68 percent in 1999 to 5.73 in 2000 and decreased to 2.61 percent in 2001.

     Interest expense on long-term obligations amounted to $2.1 million for 2001, 2000 and 1999. The average rate on long-term borrowings decreased from
9.06 percent in 1999 to 9.00 percent in 2000 and 2001.

Table 9
-------

AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

(Dollars in thousands)                                           December 31, 2001 Increase (Decrease)

                                                                       AMOUNT            AMOUNT            AMOUNT
                                                       TOTAL        ATTRIBUTABLE      ATTRIBUTABLE      ATTRIBUTABLE
                                                      CHANGE         TO CHANGE          TO CHANGE        TO CHANGE IN
                                                     2000-2001       IN VOLUME          IN RATE          RATE/VOLUME
ASSETS
Interest earning assets:
  Loans ..........................................   $ 6,158          $ 8,606           $(2,011)          $  (437)
  Taxable investment securities ..................      (177)             486              (647)              (16)
  Non-taxable investment securities ..............      (767)            (802)               51               (16)
  Federal funds sold .............................       (53)             814              (528)             (339)

                                                     -------        ---------         ---------         ---------
       Total interest income .....................     5,161            9,104            (3,135)             (808)
                                                     -------        ---------         ---------         ---------

LIABILITIES & EQUITY

Interest bearing liabilities:
  Demand deposits ................................      (303)              93              (368)              (28)
  Savings deposits ...............................      (445)             266              (637)              (74)
  Time deposits ..................................     1,851            3,499            (1,386)
  Short-term borrowings ..........................       (55)             448              (258)             (245)
                                                     -------        ---------         ---------         ---------
       Total interest expense ....................     1,048            4,306            (2,649)             (609)
                                                     -------        ---------         ---------         ---------
Net interest income ..............................   $ 4,113          $ 4,798           $  (486)          $  (199)
                                                     =======        =========         =========         =========


(Dollars in thousands)                                           December 31, 2001 Increase (Decrease)

                                                                       AMOUNT            AMOUNT            AMOUNT
                                                       TOTAL        ATTRIBUTABLE      ATTRIBUTABLE      ATTRIBUTABLE
                                                      CHANGE         TO CHANGE          TO CHANGE        TO CHANGE IN
                                                     1999-2000       IN VOLUME          IN RATE          RATE/VOLUME
ASSETS

Interest earning assets:
  Loans...........................................   $  6,085        $  3,868         $  1,714          $    503

  Taxable investment securities ....................     1,188        642       664       (118)
  Non-taxable investment securities ................       381        447       (54)       (12)
  Federal funds sold ...............................       269         41       219          9
                                                       -------    -------   -------    -------
       Total interest income .......................     7,923      4,998     2,543        382
                                                       -------    -------   -------    -------
LIABILITIES & EQUITY

Interest bearing liabilities:
  Demand deposits ..................................       220         77       134          9
  Savings deposits .................................       416        141       255         20
  Time deposits ....................................     4,097      1,533     2,301        263
  Short-term borrowings ............................       246         75       128         43
  Long-term obligations ............................       (14)        --       (14)         -
                                                       -------    -------    -------   -------
       Total interest expense ......................     4,965      1,826     2,804        335
                                                       -------    -------   -------    -------
Net interest income ................................   $ 2,958    $ 3,172   $  (261)   $    47
                                                       =======    =======   =======    =======

     Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 38.55% for all periods. The taxable equivalent adjustment was $682 in 2001, $978 in 2000 and $830 in 1999.

                               NET INTEREST INCOME

     Net interest income totaled $29.4 million during 2001, an increase of $4.4 million or 17.70 percent from 2000. Net interest income amounted to $25.0 million during 2000, an increase from $22.2 million recorded during 1999. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. Table 9 is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

     The average yield on interest-earning assets was 7.37 percent in 2001, 7.85 percent in 2000 and 7.15 percent in 1999. The lower average yield in 2001 was the result of decreased market rates. The combined increase in loans and decrease in investment securities and overall market rates created a lower-yielding earning asset mix for 2001 compared to 2000, resulting in a decrease in the net interest margin from 4.00 percent in 2000 to 3.96 percent in 2001. The higher net yields realized in 2000 compared to 1999 resulted from overall higher market rates for earning assets.

     Rate Sensitivity. A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 10 provides BancShares' interest-sensitivity position as of December 31, 2001, which reflected a one year negative interest-sensitivity gap of $256.0 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.

Table 10
--------
INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands)                                           December 31, 2001
                                                                                                              Non-Rate
                                                 1-30             31-90         91-180          181-365      Sensitive
                                                 Days             Days           Days            Days         & Over
                                               Sensitive        Sensitive      Sensitive       Sensitive      1 Year      Total
Interest Earning Assets:
Loans.......................................  $   13,291       $  122,897      $  18,377      $  45,816      $344,919   $545,300

Investment securities.............             10,698       10,848          20,784         59,014           102,939        204,283
Temporary investments.............             22,365            -               -              -                 -         22,365
                                           ----------    ---------      ----------      ---------         ---------      ---------
      Total earning assets........         $   46,354    $ 133,745      $   39,161      $ 104,830         $ 431,345      $ 755,435
                                           ==========    =========      ==========      =========         =========      =========


Interest-Bearing Liabilities:



Savings and core time deposits....         $  263,126    $  89,958      $  111,470      $   3,910         $  36,716      $ 505,180
Time deposits of $100,000
    and more......................             25,806       26,248          28,989         12,480            11,588        105,111
Short-term borrowings.............             18,146            -               -              -                 -         18,146
Long-term obligations.............                  -            -               -              -            23,000         23,000
                                           ----------    ---------      ----------      ---------         ---------      ---------
      Total interest bearing
        liabilities...............         $  307,078    $ 116,206      $  140,459      $  16,390         $  71,304      $ 651,437
                                           ==========    =========      ==========      =========         =========      =========

Interest sensitivity gap..........         $ (260,724)   $  17,539      $ (101,298)     $  88,440         $ 360,041      $ 103,998
                                           ==========    =========      ==========      =========         =========      =========

Cumulative interest
sensitivity gap...................         $ (260,724)   $(243,185)     $ (344,483)     $(256,043)        $ 103,998      $ 103,998
                                           ==========    =========      ==========      =========         =========      =========



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

     The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2001. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 2001. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2001 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of December 31, 2001.

Table 11
--------

MARKET RISK

(Dollars in thousands)                               Maturing in Years ended December 31

                                      2002        2003       2004        2005       2006   Thereafter    Total      Fair Value
------------------------------------------------------------------------------------------------------------------------------
Assets

  Loans:
    Fixed rate................     $  83,769    $ 39,875   $ 53,196    $ 29,583   $ 41,279   $ 88,321  $ 336,023   $ 362,514
    Average rate (%)..........          8.25%       8.45%      8.07%       8.04%      7.80%      6.95%      7.83%

    Variable rate.............     $ 116,612    $ 17,793   $ 15,071    $ 14,582   $ 13,529   $ 31,690  $ 209,277   $ 209,277
    Average rate (%)..........          7.96%       6.26%      6.58%       6.41%      6.31%      6.96%      7.35%

Investment Securities
    Fixed rate................     $  80,560    $ 56,252   $ 10,254    $  1,592   $  1,629   $ 53,284  $ 203,571   $ 205,074
    Average rate (%)..........          5.89%       4.15%      4.35%       8.44%      8.28%      6.13%      5.38%

    Variable rate.............            --          --         --          --         --   $    712  $     712   $     712
    Average rate (%)..........            --          --         --          --         --       6.90%      6.90%

Liabilities

Savings and interest
    bearing checking
    Fixed rate.............................      $229,619            --        --         --    --        --    $229,619   $229,619
    Average rate (%).......................          1.33%           --        --         --    --        --        1.33%

Certificates of deposit
    Fixed rate.............................      $330,357      $ 25,699   $ 9,503    $ 8,581    --        --    $374,140   $401,670
    Average rate (%).......................          3.72%         5.71%     4.38%      5.37%   --        --        3.91%

    Variable rate..........................      $  4,603      $  1,929        --         --    --        --    $  6,532   $  6,532
    Average rate (%).......................          1.69%         1.73%       --         --    --        --        1.70%

Short-term borrowings
    Variable rate..........................      $ 18,146            --        --         --    --        --    $ 18,146   $ 18,146
    Average rate (%).......................          2.61%           --        --         --    --        --        2.61%

Long-term debt
    Fixed rate.............................            --            --        --         --    --  $ 23,000    $ 23,000   $ 23,230
    Average rate (%).......................            --            --        --         --    --      8.25%       8.25%


              COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

     Outstanding standby letters of credit as of December 31, 2001 and December 31, 2000 amounted to $2,125 and $3,008. Outstanding commitments to lend at December 31, 2001 and December 31, 2000 were $154,636 and $136,950. Undisbursed advances on customer lines of credit at December 31, 2001 and December 31, 2000 were $45,940 and $48,506. Outstanding standby letters of credit and commitments to lend at December 31, 2001 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2001 generally expire within one to five years.

At December 31, 2001, commitments to sell loans amounted to $3,718. At December 31, 2000 there were no commitments to sell loans.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

                                 ASSET QUALITY

     Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares' nonperforming assets of $2.1 million at December 31, 2001 included nonaccrual loans totaling $407,000, accruing loans past due 90 days or more totaling $1.6 million and $64,000 of foreclosed property. Nonperforming assets as of December 31, 2001 represented 0.38 percent of loans outstanding. Nonperforming assets totaled $2.1 million at December 31, 2001, $1.6 million at December 31, 2000 and $1.2 million at December 31, 1999. Of the $407,000 in nonaccrual loans at December 31, 2001, $197,203 were considered to be impaired. Of the $478,000 in nonaccrual loans at December 31, 2000, none were considered to be impaired.


Table 12
--------

RISK ELEMENTS

                                                                         Year ended December 31,

(Dollars in thousands)                                       2001     2000      1999      1998      1997
Nonaccrual loans ......................................     $  407   $  478    $  243    $   166    $230
Restructured loans ....................................         28        -        42         42       -
Accruing loans past due 90 days or more ...............      1,565    1,081       460        805     466
                                                            ------   ------    ------    -------    ----
       Total nonperforming loans ......................      2,000    1,559       745      1,013     696
                                                            ------   ------    ------    -------    ----
Other real estate owned ...............................         64        -       414         84      48
                                                            ------   ------    ------    -------    ----
             Total nonperforming loans and assets .....     $2,064   $1,559    $1,159    $ 1,097    $744
                                                            ======   ======    ======    =======    ====

     Management continually monitors the loan portfolio to ensure that problem loans have been identified as nonperforming. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of nonperforming assets.

     Allowance for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions, reviews the financial condition of the borrower, estimates the fair market value of the loan collateral and considers any other pertinent factors to estimate current credit losses. Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management's periodic evaluation of the adequacy of the allowance is based on Southern's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern's allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowances based on the examiners' judgments about information available to them at the time of their examinations.

     At December 31, 2000, BancShares' allowance for loan losses was $7.3 million or 1.47 percent of loans outstanding. At December 31, 2001, BancShares' allowance for loan losses was $7.6 million or 1.40 percent of loans outstanding. The reduction in the allowance-to-loan ratios since 2000 is primarily attributable to continued growth in real estate secured lending. Commercial loans generally have a higher level of credit risk than commercial real estate loans; as a result, the commercial real estate loans generally have a lower level of allowance for loan losses when compared to traditional commercial loans. As a percentage of total loans, traditional commercial loans declined from 22.98 percent of total loans at December 31, 2000 to 21.48 percent of total loans at December 31, 2001.

Table 13
--------

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                     Year ended December 31,
(Dollars in thousands)                                               2001        2000        1999        1998        1997
Allowance for loan losses - beginning of year ..................   $  7,284    $  6,188    $  5,962    $  5,971    $  6,163
Charge - offs:
   Commercial, financial and agricultural ......................        269          84         183         158          47
   Real estate:
            Mortgage:
               One to four family residential ..................          -          67          77          41          86
               Commercial ......................................         46          11         121          15           -
               Equityline ......................................          -          11          10          32           -
               Other ...........................................        133           -           -           -          23
   Lease financing .............................................          -           -          16           -           -
   Consumer ....................................................        354         361         341         298         307
                                                                   --------    --------    --------    --------    --------
                          Total charge-offs ....................        802         534         748         544         463
Recoveries:
   Commercial, financial and agricultural ......................         46          56          11          11          13
   Real estate:
       Construction ............................................          -           -           -           -           -
       Mortgage:
           One to four family residential ......................          -          13          25          20          59
           Commercial ..........................................          -          99           3           -           -
           Equityline ..........................................          -          19           -           8           -
           Other ...............................................        120          16           -           5           -
   Consumer ....................................................         83         152         105          67         139
                                                                   --------    --------    --------    --------    --------
                          Total recoveries .....................        249         355         144         111         211
                                                                   --------    --------    --------    --------    --------
Net charge-offs ................................................        553         179         604         433         252
Provision for loan losses ......................................      1,000         475         830         155          60
Reduction for sale of credit card portfolio ....................         95           -           -           -           -
Additions from  bank acquisitions ..............................          -         800           -         269           -
                                                                   --------    --------    --------    --------    --------
Allowance for loan losses - end of year ........................   $  7,636    $  7,284    $  6,188    $  5,962    $  5,971
                                                                   ========    ========    ========    ========    ========


Average loans outstanding during the year ......................   $527,204    $427,939    $380,877    $362,298    $340,195
                                                                   ========    ========    ========    ========    ========
Ratio of net charge-offs to average loans
     outstanding ...............................................       0.10%       0.04%       0.16%       0.12%       0.07%
                                                                   ========    ========    ========    ========    ========

     The provision for loan losses charged to operations was $1.0 million during 2001 compared to $475,000 during 2000 and $830,000 in 1999. The provision for loan losses in 2001 was primarily a result of the $48.3 million in loan growth and the impact of the slowing economy. Loans charged off were also impacted by the slowing economy in eastern North Carolina. The provision for loan losses was significantly impacted in 1999 by the effects of the September 1999 hurricanes on BancShares' borrowers. Provision for loan losses for 2000 continued to be impacted by unresolved concerns of Southern's hurricane-impacted borrowers in addition to significant growth in the loan portfolio during 2000.

     Net charge-offs during 2001 increased by $374,000 from 2000 net charge-offs of $179,000. Net charge-offs during 2000 decreased by $425,000 from 1999 net charge-offs of $604,000. The percentage of charge-offs, net of recoveries, to average outstanding loans was 0.10 percent in 2001, 0.04 percent in 2000 and
0.16 percent in 1999. These loss percentages reflect the quality of BancShares' loan portfolio, as these ratios remain low by industry standards. Table 13 provides details concerning the allowance and provision for loan losses for the past five years.

     Management considers the established allowance adequate to absorb probable losses in the December 31, 2001 loan portfolio, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examinations.

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

Table 14
--------

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)
                                                                                  December 31,
                                 ---------------------------------------------------------------------------------------------------
                                         % of loans          % of loans          % of loans          % of loans          % of loans
                                           in each             in each             in each             in each             in each
                                         category to         category to         category to         category to         category to
                                  2001   total loans  2000   total loans  1999   total loans  1998   total loans  1997   total loans
                                  ----                ----                ----                ----                ----
     Commercial,
     financial and
     agricultural ............    2,800       17%    $3,000       19%    $2,450       19%    $2,200       16%    $2,149        13%
      Real estate:
        Construction .........      300       10%       100        3%       100        1%       100        2%        60         2%
          Mortgage:
            One to four family
             residential .....    1,200       24%     1,100       23%     1,100       28%     1,100       31%     1,194        30%
            Commercial .......      550       25%       550       25%       550       19%       550       17%       537        17%
            Equityline .......      200        8%       200        8%       200        8%       200        8%       239         8%
            Other ............      186        5%       184        8%       188        8%       212        7%       239         8%
      Consumer ...............    2,000        6%     2,050        8%     1,500        8%     1,500       10%     1,493        10%
      Lease financing ........      400        5%       100        6%       100        9%       100        9%        60        12%
                                 ------   ------     ------   ------     ------   ------     ------   ------     ------    ------
     Total ...................   $7,636      100%    $7,284      100%    $6,188      100%    $5,962      100%    $5,971       100%
                                 ======   ======     ======   ======     ======   ======     ======   ======     ======    ======

                               NONINTEREST INCOME

     Total noninterest income was $12.7 million for the year ended December 31, 2001, an increase of $7.4 million or 140.61 percent. This compares to $5.3 million for the year ended December 31, 2000 and $4.9 million for the year ended December 31, 1999. Net securities gains of $4.6 million were realized in the year ended December 31, 2001. Net securities losses of $746,000 were realized in the year ended December 31, 2000. In 1999, $1,000 of investment securities gains were realized.

     Table 15 presents the components of noninterest income for the last five years. In recent years management has searched for various opportunities to enhance noninterest income through new products, new services, new fees and marketing changes to existing products. Excluding securities gains and losses, noninterest income, as a percentage of net interest income, has increased from
21.17 percent for 1997 to 27.33 percent for 2001.

Table 15
--------

NONINTEREST INCOME

     (Dollars in thousands)                                                             Year Ended December 31,

                                                                      2001        2000         1999          1998        1997
---------------------------------------------------------------------------------------------------------------------------------
     Service charges on deposit accounts .....................     $  5,080     $ 3,942      $ 3,497       $ 3,199     $ 2,918
     Other service charges and fees ..........................        1,482       1,275        1,192         1,025         868
     Investment securities (losses) gains, net ...............        4,625        (746)           1         1,789       5,567
     Gain (loss) on sale of loans ............................          402          38         (272)         (112)         52
     Other ...................................................        1,067         751          528           652         444
---------------------------------------------------------------------------------------------------------------------------------

7

              Total noninterest income ............................     $12,656     $5,260        $4,946        $6,553     $9,849
===================================================================================================================================

     Income from service charges on deposit accounts was $5.1 million for the year ended December 31, 2001, an increase of 28.87 percent. Service charge income was $3.9 million for the year ended December 31, 2000 compared to $3.5 million for the year ended December 31, 1999.

     Income from other service charges and fees was $1.5 million for the year ended December 31, 2001, an increase of 16.24 percent. Other service charges and fee income was $1.3 million for the year ended December 31, 2000 and $1.2 million for the year ended December 31, 1999.

     Gains and losses resulting from sales of available-for-sale securities was a net gain of $4.6 million for the year ended December 31, 2001, compared to losses of $746,000 for 2000 and a gain of $1,000 for the year ended December 31, 1999.

     Gain on sale of loans increased $364,000 from $38,000 in 2000 to $402,000 in 2001 as a result of the lower overall interest rate market in 2001 which resulted in both increased mortgage loan production and increased sales of mortgage loans into the secondary market.

     Other noninterest income increased $316,000 from $751,000 in 2000 to $1.1 million in 2001 as a result of the gain realized on the sale of a vacant banking facility.

                               NONINTEREST EXPENSE

     Total noninterest expense for the year ended December 31, 2001 of $29.7 million was an 18.85 percent increase over the year ended December 31, 2000 compared to a 16.66 percent increase for the year ended December 31, 2000 over the year ended December 31, 1999. Table 16 presents the components of noninterest expense for the last five years.

     Personnel expense was $14.0 million for the year ended December 31, 2001, an increase of $2.2 million or 18.95 percent over the year ended December 31, 2000 compared to a $946,000 or 8.76 percent increase for the year ended December 31, 2000 over the year ended December 31, 1999. Increases in each period resulted primarily from merit increases, growth in incentive-based compensation and additional personnel due to the acquisitions discussed in Table 2. BancShares had 378 full time equivalent employees at December 31, 2001, compared to 365 at December 31, 2000 and 327 at December 31, 1999. The increases during 2001, 2000 and 1999 were primarily due to the acquisitions discussed in Table 2 and the opening of a new office in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.

Table 16
--------

NONINTEREST EXPENSE

                                                                                           Year Ended December 31,
(Dollars in thousands)
                                                                          2001         2000         1999         1998          1997
------------------------------------------------------------------------------------------------------------------------------------
  Personnel .....................................................      $ 13,978     $ 11,751     $ 10,805     $  9,501     $  8,763
  Intangibles amortization ......................................         3,852        2,603        1,942        1,534        1,755
  Data processing ...............................................         2,461        2,224        1,852        1,829        1,598
  Furniture and equipment .......................................         1,874        1,650        1,534        1,502        1,633
  Occupancy .....................................................         2,624        2,106        1,633        1,567        1,388
  Professional fees .............................................           600          705          286          715          649
  FDIC insurance assessment .....................................           127          122          114          115          112
  Charitable contributions ......................................             -            -            9            2        4,076
  Other .........................................................         4,230        3,867        3,279        3,351        3,090
------------------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense ..............................      $ 29,746     $ 25,028     $ 21,454     $ 20,116     $ 23,064
====================================================================================================================================

     Intangibles amortization was $3.9 million for the year ended December 31, 2001, an increase of $1.2 million or 47.98 percent over the year ended December 31, 2000 compared to a $661,000 or 34.04 percent increase for the year ended December 31, 2000 over the year ended December 31, 1999. Increases in each period resulted from the acquisitions listed in Table 2.

     Data processing expense was $2.5 million for the year ended December 31, 2001, an increase of $237,000 or 10.66 percent over the year ended December 31, 2000 compared to a $372,000 or 20.09 percent increase for the year ended December 31, 2000 from the year ended December 31, 1999. In the year acquisitions are made, substantial one time data processing costs are incurred to convert customer account information files from the selling institution's data processing files to BancShares' data processing files. Increases and decreases in each period resulted primarily from the acquisitions listed in Table 2 and the opening of new offices in Greenville, North Carolina in September 2000 and Clinton, North Carolina in November 1999.

     Furniture and equipment expense was $1.9 million for the year ended December 31, 2001, an increase of $224,000 or 13.58 percent over the year ended December 31, 2000 compared to a $116,000 or 7.56 percent increase for the year ended December 31, 2000 over the year ended December 31, 1999. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of new administrative offices in Mount Olive, North Carolina in 2001 and the opening of new branches in Greenville, North Carolina in 2000 and Clinton, North Carolina in 1999.

     Occupancy expense was $2.6 million for the year ended December 31, 2001, an increase of $518,000 or 24.60 percent over the year ended December 31, 2000 compared to a $473,000 or 28.97 percent increase for the year ended December 31, 2000 over the year ended December 31, 1999. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of new administrative offices in Mount Olive, North Carolina in 2001 and the opening of new branches in Greenville, North Carolina in 2000 and Clinton, North Carolina in 1999.

                                  INCOME TAXES

     For the year ended December 31, 2001, BancShares recorded total income tax expense of $3.1 million, compared to $1.0 million of income tax expense for the year ended December 31, 2000 and $1.2 million for the year ended December 31, 1999. BancShares' effective tax rate declined from 23.81 percent for the year ended December 31, 1999 to 21.12 percent for the year ended December 31, 2000 and increased to 27.04 percent for the year ended December 31, 2001. The decrease in the effective tax rate from 1999 to 2000 primarily resulted from an increase in the proportion of non-taxable investments. The increase in the effective tax rate from 2000 to 2001 primarily resulted from the securities gains realized in 2001 and a resulting lower proportion of non-taxable investments.

                           RELATED PARTY TRANSACTIONS

     BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2001 beneficially owned 32,856 shares, or 28.77%, of BancShares' outstanding common stock and 4,966 shares, or 1.37%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 24.10%, of BancShares' outstanding common stock.

     These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2001, beneficially owned 2,524,210 shares, or 28.67%, and 1,446,621 shares, or 16.43%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.35%, and 199,052 shares, or 11.76%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.37%, and 104,644 Class B common shares, or 6.18%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

     A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). As more fully discussed in note 9, Southern acquired branches from First Citizens in 2000 and 1999. Southern incurred expenses for various contractual services provided by First Citizens. Data and item processing expenses were incurred for courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. Management has researched alternative, non-related, providers for such services and believes that it pays fair value for these services. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $23,974 at December 31, 2001 and $26,205 at December 31, 2000. Southern's wholly-owned subsidiary, Goshen, Inc. paid $87 and $99 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2001 and 2000, respectively. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had an amortized cost of $2.6 million and $465,000, respectively, at both December 31, 2001 and 2000. The Class A common stock had a fair value of $12.2 million and $10.0 million at December 31, 2001 and 2000, respectively. The Class B common stock had a fair value of $2.2 million and $1.6 million at December 31, 2001 and 2000, respectively.


                                    LIQUIDITY

     Management places great importance on maintaining a highly liquid investment portfolio with maturities structured to meet liquidity requirements. The ability to generate deposits is the primary source of liquidity. The average deposit growth rate was 15.51 percent for the year ended December 31, 2001,
11.78 percent for the year ended December 31, 2000 and 6.05 percent for the year ended December 31, 1999.

     At December 31, 2001 the investment portfolio totaled $204.3 million or
23.89 percent of total assets. At December 31, 2000 the investment portfolio totaled $207.1 million or 25.78 percent of total assets. Management expects maturing securities combined with other traditional sources of liquidity to provide BancShares liquidity requirements.

     The above liquidity sources have traditionally enabled BancShares to place minimal dependence on borrowed funds to meet liquidity needs, however BancShares has readily available sources for borrowed funds through various correspondent banks.

     BancShares has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in less than one year.

Table 17
--------


CONTRACTURAL OBLIGATIONS

As of December 31, 2001
(In thousands)
                                                                Payments due by period
                                                                ----------------------

                                              Less than 1 year    1-3 years    4-5 years   Over 5 years      Total
Deposits ................................        $692,947          $37,131       $8,581            -       $738,659
Short-term borrowings ...................          18,146                -            -            -         18,146
Long-term obligations ...................               -                -            -       23,000         23,000
Lease obligations .......................              58               92            -            -            150
---------------------------------------------------------------------------------------------------------------------
     Total contractural cash obligations ....    $711,151          $37,223       $8,581      $23,000       $779,955
=====================================================================================================================

                    SHAREHOLDER'S EQUITY AND CAPITAL ADEQUACY

     BancShares maintains adequate capital balances and exceeds all minimum regulatory capital requirements. Table 18 provides additional information on the regulatory capital of BancShares. Failure to meet certain capital requirements as defined by BancShares regulatory agencies could result in specific regulatory actions that could have a material effect on BancShares financial statements.




Table 18
--------

ANALYSIS OF SOUTHERN'S CAPITAL ADEQUACY

             Southern's capital ratios as of December 31 are set forth below:

                                                        2001           2000       1999
             Tier 1 capital(1) ....................  $  60,458      $  51,865  $  55,398
             Total capital ........................     70,916         61,630     62,967
             Risk-adjusted assets .................    548,884        489,540    386,761
             Average tangible assets ..............    820,605        744,328    654,268

             Tier 1 capital ratio (1) .............      11.01%         10.59%     14.32%
             Total capital ........................      12.92%         12.59%     16.28%
             Leverage capital ratio ...............       7.37%          6.97%      8.47%


(1) The Capital Securities issued in 1998 are considered part of Tier I Capital. The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

     The increase in capital ratios during 2001 reflects the impact of the 2001 gains on sale of available-for-sale securities. The rate of return on average shareholders' equity for the year ended December 31, 2001 was 12.57 percent compared to 6.74 percent for the year ended December 31, 2000 and 6.63 percent for the year ended December 31, 1999. The increased return recorded during 2001 resulted principally from gains on sale of available-for-sale securities. The increased return recorded during 2000 resulted principally from the growth in earnings.

     The Board of Directors of BancShares has authorized the purchase of up to 15,849 shares of Common and 40,873 of Preferred B and 4,363 shares of Preferred C stock. Management will continue to consider the purchase of outstanding shares when market conditions are favorable and excess capital is available for such purchases.

                             FOURTH QUARTER ANALYSIS

     BancShares' net income for the fourth quarter of 2001 totaled $1.6 million, an increase of $899,000 or 127.34 percent from the fourth quarter of 2000. Average interest-earning assets for the fourth quarter of 2001 increased $67.0 million or 9.64 percent over the fourth quarter of 2000. Average loans for the fourth quarter of 2001 increased $70.5 million or 15.07 percent over the fourth quarter of 2000. Average investment securities for the fourth quarter of 2001 decreased $22.7 million or 11.28 percent over the fourth quarter of 2000. Average earning assets and average loans increased both as a result of the acquisitions listed in Table 2 and internal growth of existing branches. Average investment securities decreased as a result of internal loan growth and growth in overnight funds sold.

     Interest income for the fourth quarter of 2001 decreased $288,000 or 2.09 percent from the fourth quarter of 2000 primarily as a result of lower overall interest rates.

     Average interest-bearing liabilities increased $57.5 million from the fourth quarter of 2000 to the fourth quarter of 2001 primarily as a result of the acquisitions discussed in Table 2. The rate on total interest-bearing liabilities decreased from 4.75 percent for the fourth quarter of 2000 to 3.22 percent for the fourth quarter of 2001.

     Net interest income increased $1.6 million from the fourth quarter of 2000 to the fourth quarter of 2001 primarily as a result of the acquisitions listed in Table 2.

     Non-interest income for the fourth quarter of 2001 increased $948,000 or
64.18 percent over the fourth quarter of 2000 primarily as a result of a gain on sale of fixed assets of $461,000. Non-interest expense for the fourth quarter of 2001 increased $943,000 or 13.64 percent over the fourth quarter of 2000 primarily as a result of the acquisitions listed in Table 2.


Table 19
--------

SELECTED QUARTERLY DATA

                                                        2001                                    2000
                                         Fourth    Third     Second    First     Fourth    Third     Second    First
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Interest income ......................  $13,482   $13,794   $14,022   $14,068   $13,770   $12,610   $12,193   $11,336
Interest expense .....................    5,368     6,422     6,831     7,359     7,250     6,422     5,942     5,318
-----------------------------------------------------------------------------------------------------------------------
Net interest income ..................    8,114     7,372     7,191     6,709     6,520     6,188     6,251     6,018
Provision for loan losses ............      350       250       250       150       175       150        75        75
-----------------------------------------------------------------------------------------------------------------------
Net income after provision for loan
    losses ...........................    7,764     7,122     6,941     6,559     6,345     6,038     6,176     5,943
Noninterest income ...................    2,425     1,969     2,261     6,001     1,477     1,809     1,490       484
Noninterest expense ..................    7,859     7,153     7,427     7,307     6,916     6,191     6,129     5,792
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes ...........    2,330     1,938     1,775     5,253       906     1,656     1,537       635
Income taxes .........................      725       690       590     1,050       200       340       330       130
-----------------------------------------------------------------------------------------------------------------------
Net income ...........................  $ 1,605   $ 1,248   $ 1,185   $ 4,203   $   706   $ 1,316   $ 1,207   $   505
=======================================================================================================================
Net income applicable to common
    shares ...........................  $ 1,513   $ 1,156   $ 1,095   $ 4,113   $   613   $ 1,223   $ 1,112   $   409
=======================================================================================================================

PER SHARE OF STOCK

Net income per share of common
    stock........................................   13.33     10.07       9.53      35.73      5.26    10.41     9.40    3.44
Cash dividends - common..........................    0.38      0.37       0.37       0.38      0.38     0.37     0.37    0.38
Cash dividends - preferred B.....................    0.23      0.23       0.22       0.22      0.23     0.23     0.22    0.22
Cash dividends - preferred C.....................    0.23      0.23       0.22       0.22      0.23     0.23     0.22    0.22
Common sales price
    High.........................................  195.00    195.00     195.00     195.00    195.00   195.00   185.00  185.00
    Low..........................................  195.00    195.00     195.00     195.00    195.00   185.00   185.00  185.00
Preferred B sales price
    High.........................................   11.25     11.25      11.25      11.25     11.25    11.25    11.25   11.25
    Low..........................................   11.25     11.25      11.25      11.25     11.25    11.25    11.25   11.25
Preferred C sales price
    High.........................................   11.25     11.25      11.25      11.25     11.25    11.25    11.25   11.25
    Low..........................................   11.25     11.25      11.25      11.25     11.25    11.25    11.25   11.25

    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no active trading market for BancShares' common or preferred stock although isolated transactions occur from time to time. Prices for BancShares' common and preferred stock listed in the following table are based on management's knowledge of the most recent sales prices for specific transactions of each security.

     The approximate number of record holders of BancShares' outstanding common stock at December 31, 2001 was 323. Dividends paid to shareholders of BancShares are dependent upon dividends received by BancShares from Southern. Southern is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Should at any time its surplus be less than 50% of its paid-in capital stock, Southern may not declare a dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock.

     Additionally, dividends paid by Southern may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the Federal Deposit Insurance Corporation. Dividends on BancShares' common stock may be paid only after dividends on preferred Series "B"` and "C" shares have been paid. Common share dividends are based upon BancShares' profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past.

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

     The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not materially impact the Company.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     BancShares was required to adopt the provisions of Statement 141 as of June 30, 2001 and will adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.




     Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under Statement 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

     As of December 31, 2001, BancShares had intangible assets totaling $9.9 million. Management has evaluated BancShares's existing intangible assets and goodwill as of January 1, 2002 and will make appropriate reclassifications in future periods in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

     BancShares has determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $229,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $415,000, $674,000 and $1.0
million, respectively. In accordance with Statement 142, BancShares will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

     The remaining intangible assets, totaling $9.7 million at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement
72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $3.4 million, $1.9 million, and $687,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is expected to be $3.1 million for the year ending December 31, 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (Statement 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. At this time, BancShares is assessing the impact of Statement 143 on its financial condition and results of operations.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. BancShares does not expect adoption of this statement to have a material effect on its consolidated financial statements.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Southern BancShares (N.C.), Inc.:


We have audited the accompanying consolidated balance sheets of Southern BancShares (N.C.), Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern BancShares (N.C.), Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP

Raleigh, North Carolina
February 8, 2002



SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for per share data)


                                                                                                        December 31,
                                                                                                     2001         2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .........................................................................  $  40,811    $ 42,944
Overnight funds sold ............................................................................     22,365      12,840
Investment securities ($87,105 and $78,155 pledged for repurchase agreements, respectively):
    Held-to-maturity, at amortized cost (fair value of $50,142 and $96,416, respectively) .......     49,351      95,545
    Available-for-sale, at fair value (amortized cost of $138,419 and $96,633, respectively) ....    154,932     111,573
Loans ...........................................................................................    545,300     496,966
    Less allowance for loan losses ..............................................................     (7,636)     (7,284)
-----------------------------------------------------------------------------------------------------------------------------------
Net loans .......................................................................................    537,664     489,682
Premises and equipment ..........................................................................     32,683      29,313
Accrued interest receivable .....................................................................      6,097       6,482
Intangible assets ...............................................................................      9,916      13,789
Other assets ....................................................................................      1,409       1,273
------------------------------------------------------------------------------------------------------------------------------------
      Total assets ..............................................................................  $ 855,228    $803,441
====================================================================================================================================

LIABILITIES
Deposits:
    Noninterest-bearing .........................................................................  $ 128,368    $107,695
    Interest-bearing ............................................................................    610,291     590,790
------------------------------------------------------------------------------------------------------------------------------------
Total deposits ..................................................................................    738,659     698,485
Short-term borrowings ...........................................................................     18,146      15,427
Long-term obligations ...........................................................................     23,000      23,000
Accrued interest payable ........................................................................      3,228       4,117
Other liabilities ...............................................................................      4,766       2,730
------------------------------------------------------------------------------------------------------------------------------------

      Total liabilities ....................................................   787,799     743,759
--------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized; 363,373 and 367,524 shares issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively ..................     1,770       1,790
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized; 39,716 and 39,825 shares issued and outstanding at
    December 31, 2001 and December 31, 2000, respectively ..................       553         555
Common stock, $5 par value; 158,485 shares authorized; 114,208 and
    115,209 shares issued and outstanding at December 31, 2001 and
    December 31, 2000, respectively ........................................       571         576
Surplus ....................................................................    10,000      10,000
Retained earnings ..........................................................    44,388      36,901
Accumulated other comprehensive income .....................................    10,147       9,860
--------------------------------------------------------------------------------------------------------
     Total shareholders' equity ............................................    67,429      59,682
--------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ............................  $855,228    $803,441
========================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.



SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands except for per share data)


                                                                     Year ended December 31,
                                                                  2001         2000        1999
-----------------------------------------------------------------------------------------------------
Interest income:
    Loans ...................................................   $ 43,535     $ 37,377    $ 31,292
    Investment securities:
     U. S. Government .......................................      8,488        8,753       7,454
     State, county and municipal ............................      1,431        1,966       1,728
     Other ..................................................        722          576         692
-----------------------------------------------------------------------------------------------------
       Total investment securities interest income ..........     10,641       11,295       9,874
    Overnight funds sold ....................................      1,190        1,237         968
-----------------------------------------------------------------------------------------------------
       Total interest income ................................     55,366       49,909      42,134

Interest expense:
    Deposits ................................................     23,491       22,388      17,655
    Short-term borrowings ...................................        419          474         228
    Long-term obligations ...................................      2,070        2,070       2,084
-----------------------------------------------------------------------------------------------------
     Total interest expense .................................     25,980       24,932      19,967
-----------------------------------------------------------------------------------------------------
     Net interest income ....................................     29,386       24,977      22,167
    Provision for loan losses ...............................      1,000          475         830
-----------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses ....     28,386       24,502      21,337

Noninterest income:
    Service charges on deposit accounts .....................      5,080        3,942       3,497
    Other service charges and fees ..........................      1,482        1,275       1,192
    Investment securities gain (loss), net ..................      4,625         (746)          1
    Gain (loss) on sale of loans ............................        402           38        (272)
    Other ...................................................      1,067          751         528
-----------------------------------------------------------------------------------------------------
    Total noninterest income ................................     12,656        5,260       4,946

Noninterest expense:
 Personnel .................................................................      13,978        11,751       10,805
 Intangibles amortization ..................................................       3,852         2,603        1,722
 Data processing ...........................................................       2,461         2,224        1,852
 Furniture and equipment ...................................................       1,874         1,650        1,534
 Occupancy .................................................................       2,624         2,106        1,633
 Professional fees .........................................................         600           705          286
 Other .....................................................................       4,357         3,989        3,622
-------------------------------------------------------------------------------------------------------------------------

  Total noninterest expense ................................................      29,746        25,028       21,454
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes .................................................      11,296         4,734        4,829
Income taxes ...............................................................       3,055         1,000        1,150
-------------------------------------------------------------------------------------------------------------------------
  Net income ...............................................................       8,241         3,734        3,679
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) arising during period ...........................       3,129         2,116       (4,109)
 Reclassification adjustment for (gains) losses included in net income .....      (2,842)          492           (1)
-------------------------------------------------------------------------------------------------------------------------
 Other comprehensive income (loss) .........................................         287         2,608       (4,110)
-------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss) ..............................................   $   8,528     $   6,342    $    (431)
=========================================================================================================================
Per share information:
 Net income per common share ...............................................   $   68.66     $   28.51    $   27.56
 Cash dividends declared on common shares ..................................        1.50          1.50         1.50
 Weighted average common shares outstanding ................................     114,717       117,743      119,137
=========================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except for per share data)


                                                                                                            Accumulated
                                                                                                               Other
                                                Preferred Stock                Common                         Compre-     Total
                                       ---------------------------------
                                           Series B          Series C          Stock                Retained  hensive  Shareholders'
                                       ----------------   --------------  ---------------
                                       Shares    Amount   Shares  Amount  Shares   Amount  Surplus  Earnings  Income      Equity
                                       ----------------   --------------  ---------------  -------  --------  -------     ------
BALANCE, DECEMBER 31, 1998 ..........  398,653   $1,942   40,373   $562   119,266   $596   $10,000  $31,571   $11,362    $56,033
------------------------------------------------------------------------------------------------------------------------------------
Net income ..........................       --       --       --     --        --     --        --    3,679        --      3,679
Purchase and retirement of stock ....   (1,283)      (6)    (548)    (7)     (354)    (1)       --      (71)       --        (85)
Cash dividends:
   Common stock ($1.50 per share) ...       --       --       --     --        --     --        --     (178)       --       (178)
   Preferred B ($.90 per share) .....       --       --       --     --        --     --        --     (359)       --       (359)
   Preferred C ($.90 per share) .....       --       --       --     --        --     --        --      (36)       --        (36)
Unrealized loss on securities
   available-for-sale, net of tax ...       --       --       --     --        --     --        --        --   (4,110)    (4,110)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 ..........  397,370   $1,936   39,825   $555   118,912   $595   $10,000  $34,606   $ 7,252    $54,944
------------------------------------------------------------------------------------------------------------------------------------

Net income ..........................       --       --       --     --        --     --        --    3,734        --      3,734
Purchase and retirement of stock ....  (29,846)    (146)      --     --    (3,703)   (19)       --     (885)       --     (1,050)
Cash dividends:
   Common stock ($1.50 per share) ...       --       --       --     --        --     --        --     (177)       --       (177)
   Preferred B ($.90 per share) .....       --       --       --     --        --     --        --     (341)       --       (341)
   Preferred C ($.90 per share) .....       --       --       --     --        --     --        --      (36)       --        (36)
Unrealized gain on securities
   available-for-sale, net of tax ...       --       --       --     --        --     --        --       --     2,608      2,608
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000 ..........  367,524   $1,790   39,825   $555   115,209   $576   $10,000  $36,901   $ 9,860    $59,682
------------------------------------------------------------------------------------------------------------------------------------

Net income ...............................       --       --      --    --        --      --       --     8,241         --    8,241
Purchase and retirement of stock .........   (4,151)     (20)   (109)   (2)   (1,001)     (5)      --      (217)        --     (244)
Cash dividends:
    Common stock ($1.50 per share) .......       --       --      --    --        --      --       --      (173)        --     (173)
    Preferred B ($.90 per share) .........       --       --      --    --        --      --       --      (328)        --     (328)
    Preferred C ($.90 per share) .........       --       --      --    --        --      --       --       (36)        --      (36)
Unrealized gain on securities available-
    for-sale, net of tax .................       --       --      --    --        --      --       --        --        287      287
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ...............  363,373  $ 1,770  39,716  $553   114,208   $ 571  $10,000   $44,388   $ 10,147  $67,429
====================================================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                       Year ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                                      2001        2000         1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income ...............................................................................    $    8,241    $  3,734    $   3,679
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ..............................................................         1,000         475          830
    Deferred income taxes ..................................................................          (682)       (230)        (423)
    Loss on impairment of available-for-sale securities ....................................             -         855            -
    Gains on sales and issuer calls of securities ..........................................        (4,625)       (109)          (1)
    (Gain) loss on sale and abandonment of premises and equipment ..........................          (682)          8          119
    (Gain) loss on sale of loans ...........................................................          (652)        (38)         272
    Net amortization (accretion of discounts) of premiums on investments ...................             8        (114)          50
    Amortization of intangibles and mortgage servicing rights ..............................         3,873       2,708        1,942
    Depreciation ...........................................................................         2,134       1,713        1,482
    Proceeds from loans held for sale ......................................................        43,793      10,244       31,600
    Origination of loans held for sale .....................................................       (73,806)    (14,092)     (30,052)
    Proceeds from sale of credit card portfolio ............................................         3,200           -            -
    Net decrease (increase) in accrued interest receivable .................................           385      (1,752)        (159)
    Net decrease in accrued interest payable ...............................................          (889)       (354)         (34)
    Net decrease in other assets ...........................................................            79         627          113
    Net increase (decrease) in other liabilities ...........................................         1,514        (303)      (1,679)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ...........................................       (17,109)      3,372        7,739
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from maturities and issuer calls of investment securities available-for-sale ....        33,260      30,165       44,734
  Proceeds from maturities and issuer calls of investment securities held-to-maturity ......        68,642      58,324       43,889
  Proceeds from sales of investment securities available-for-sale ..........................         2,796       1,604           30
  Purchases of investment securities held-to-maturity ......................................       (18,085)    (58,679)     (57,458)
  Purchases of investment securities available-for-sale ....................................       (83,786)    (41,000)     (28,000)

   Net increase in loans ...............................................................       (15,408)     (12,927)   (26,869)
   Proceeds from sale of fixed assets ..................................................         1,034            0          0
   Purchases of fixed assets ...........................................................        (6,064)      (6,304)    (3,655)
   Net cash received for bank and branches acquired ....................................             -        7,555      3,991
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ..................................................       (17,611)     (21,262)   (23,338)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net increase (decrease) in demand and interest-bearing demand deposits ..............        36,519      (11,721)     9,426
   Net increase (decrease) in time deposits ............................................         3,655       29,336     (2,763)
   Net proceeds of short-term borrowed funds ...........................................         2,719        8,769      1,534
   Cash dividends paid .................................................................          (537)        (554)      (573)
   Purchase and retirement of stock ....................................................          (244)      (1,050)       (85)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................................        42,112       24,780      7,539
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         7,392        6,890     (8,060)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR .....................................        55,784       48,894     56,954
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR ...........................................     $  63,176  $    55,784  $  48,894
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
   Interest ............................................................................     $  26,869  $    25,286  $  20,001
   Income taxes ........................................................................     $   3,259  $     1,224  $     894
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
   Unrealized gains (losses) on available-for-sale securities, net of tax ..............     $     287  $     2,608    ($4,110)
   Foreclosed loans transferred to other real estate ...................................     $     207  $       503  $     818


   The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.  Summary of Significant Accounting Policies

          BancShares

          Southern BancShares (N.C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which currently operates 49 banking offices in eastern North Carolina, and Southern Capital Trust I, a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the "Capital Securities") in June 1998 maturing in 2028. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc., whose insurance agency operations complement the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares' customers are principally located in eastern North Carolina.

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

          Basis of Financial Statement Presentation

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan losses and fair value estimates for financial instruments.

          Reclassifications

          Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

          Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and overnight funds sold. Overnight and federal funds are purchased and sold for one day periods.

          Investment Securities

          BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards ("Statement") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 requires that investments in certain debt and equity securities be classified as either: held-to-maturity (reported at amortized cost), trading (reported at fair value with unrealized gains and losses included in earnings), or available-for-sale (reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related income taxes, as a separate component of shareholders' equity). Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary are charged to income in the consolidated statement of income.

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

          Gains and losses on the sale and contribution of securities available-for-sale are determined using the specific-identification method. Premiums and discounts are amortized into income on a level yield basis. BancShares does not hold trading securities.

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

          Interest income on substantially all loans is recognized in a manner that approximates the level yield method when related to the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes the borrower's financial condition is such that collection of principal or interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time.

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

          Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management's periodic evaluation of the adequacy of the allowance is based on Southern's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

  Note 1. Summary of Significant Accounting Policies - continued

          Other Real Estate

          Other real estate, which is included in other assets on the consolidated balance sheet, represents properties acquired through foreclosure or deed in lieu thereof and is carried at the lower of cost or estimated fair value, less estimated costs to sell. Declines in fair value of properties included in other real estate below carrying value are recognized by a charge to income.

          Mortgage Servicing Rights

          The estimated value of the right to service mortgage loans for others ("MSRs") is included in other assets on BancShares consolidated balance sheet. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The balance of MSRs were $608 and $629 at December 31, 2001 and 2000 respectively. No valuation allowance for impairment was required at either date.

          Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets, ranging from 15 to 31.5 years for buildings and improvements and 3 to 10 years for furniture and equipment.

                  Intangible Assets

                  Intangible assets, primarily core deposit intangibles arising from branch acquisitions and goodwill, are generally amortized on an accelerated basis over a period of 5 to 10 years. Intangible assets are subject to periodic review and are adjusted for any impairment of value. In addition the useful lives and core deposit intangible asset are periodically reviewed for reasonableness.

                  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

                  BancShares was required to adopt the provisions of Statement 141 as of June 30, 2001 and will adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature issued prior to Statement 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

    Note 1.       Summary of Significant Accounting Policies - continued

                  Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, any intangible asset classified as goodwill under Statement 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

                  As of December 31, 2001, BancShares had intangible assets totaling $9.9 million. Management has evaluated BancShares's existing intangible assets and goodwill as of January 1, 2002 and will make appropriate reclassifications in future periods in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

                  BancShares has determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $229,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the years ended December 31, 2001, 2000 and 1999 was $415,000,
                  $674,000 and $1.0 million, respectively. In accordance with Statement 142, BancShares will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

                  The remaining intangible assets, totaling $9.7 million at December 31, 2001, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $3.4 million, $1.9 million, and $687 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                  Earnings per common share are calculated based on the following amounts for the years ended December 31:

                                                                          2000            1999           2001
------------------------------------------------------------------------------------------------------------------
                  Net income ......................................   $    8,241       $   3,734       $  3,679
                  Less: Preferred dividends .......................         (364)           (377)          (395)
------------------------------------------------------------------------------------------------------------------
                  Net income applicable to common shares ..........   $    7,877       $   3,357       $  3,284
==================================================================================================================

                  Weighted average common shares
                    outstanding during the period .................      114,717         117,743        119,137
==================================================================================================================

                  Comprehensive Income

                  The tax effects of other comprehensive income components as displayed in the consolidated statements of income are as follows for the years ended December 31:

                                                                                     2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
                  Unrealized gains (losses) arising during period..............    $ 3,069        $1,089       $(2,116)
                  Reclassification adjustment for (gains) losses
                    included in net income.....................................     (1,783)          254             -
--------------------------------------------------------------------------------------------------------------------------

                  Total tax effect.............................................    $ 1,286        $1,343       $(2,116)
==========================================================================================================================

                  Segment Reporting

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This pronouncement does not have an effect on BancShares' consolidated financial statements as banking is considered to be BancShares only segment.

                  Derivatives

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


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.           Summary of Significant Accounting Policies - continued

                  New Accounting Standards

                  The FASB has also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement was adopted by the Company on April 1, 2001 with no material impact to the Company's consolidated statements.

Note 2.           Investment Securities

                  The amortized cost and estimated fair values of investment securities at December 31 were as follows:

                                                         December 31, 2001                            December 31, 2000
                                           -------------------------------------------   -------------------------------------------
                                                        Gross        Gross                            Gross        Gross
                                           Amortized  Unrealized   Unrealized   Fair     Amortized  Unrealized   Unrealized  Fair
                                             Cost       Gains        Losses     Value      Cost       Gains        Losses    Value
------------------------------------------------------------------------------------------------------------------------------------
                  SECURITIES
                  HELD-TO-MATURITY:

                    U. S. Government................   $ 33,057  $   468    $     -    $ 33,525  $ 73,215  $   433   $( 24) $ 73,624
                    Obligations of states and
                      political subdivisions........     16,294      335        (12)     16,617    22,230      464      (1)   22,693
                    Corporate debenture.............          -        -          -           -       100        -      (1)       99
------------------------------------------------------------------------------------------------------------------------------------
                                                         49,351      803        (12)     50,142    95,545      897     (26)   96,416
------------------------------------------------------------------------------------------------------------------------------------

                  SECURITIES
                  AVAILABLE-FOR-SALE:
                    U. S. Government................    103,840    1,712        (14)    105,538    73,997      509     (31)   74,475
                    Marketable equity securities ...     11,044   14,880        (41)     25,883    13,324   14,232    (157)   27,399
                    Obligations of states and
                      political subdivisions........      7,916      243        (76)      8,083     8,177      387       -     8,564
                    Mortgage-backed securities......     15,619       59       (250)     15,428     1,135       11     (11)    1,135
------------------------------------------------------------------------------------------------------------------------------------
                                                        138,419   16,894       (381)    154,932    96,633   15,139    (199)  111,573
------------------------------------------------------------------------------------------------------------------------------------
                     TOTALS.........................   $187,770  $17,697    $  (393)   $205,074  $192,178  $16,036   $(225) $207,989
====================================================================================================================================

                  Securities with a par value of $87,105 were pledged at December 31, 2001 to secure public deposits and for other purposes as required by law and contractual arrangement.





SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 2.           Investment Securities - continued

                  The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Amortized         Fair
                                                                                     Cost            Value
----------------------------------------------------------------------------------------------------------------
                  Securities held-to-maturity:
                      Due in one year or less ...................................   $ 33,198        $ 33,593
                      Due after one year through five years .....................     10,628          10,873
                      Due after five years through ten years ....................      4,762           4,800
                      Due  after ten years ......................................        763             876
----------------------------------------------------------------------------------------------------------------
                                                                                    $ 49,351        $ 50,142
================================================================================================================

                  Available-for-sale securities:
                      Due in one year or less ...................................   $ 47,306        $ 48,338
                      Due after one year through five years .....................     58,796          59,528
                      Due after five years through ten years ....................      2,793           2,889
                      Due after ten years .......................................      2,861           2,866
                      Mortgage-backed securities ................................     15,619          15,428
                      Marketable equity securities ..............................     11,044          25,883
----------------------------------------------------------------------------------------------------------------
                                                                                    $138,419        $154,932
================================================================================================================

                  Sales of securities available-for-sale having a cost basis of $2,796 in 2001, $593 in 2000 and $55 in 1999 resulted in gross realized gains of $4,625 for 2001, $98 for 2000 and $1 for 1999. Other gross realized gains on investment securities in 2000 and 1999 were attributable to issuer calls of debt securities.

                  During 2000, management determined that certain marketable equity securities had declines in their fair value that were deemed to be other than temporary. Accordingly, a loss of $855 was recorded and the carrying amount of the investment was reduced.

Note 3.           Loans

                  Loans by type were as follows:                                                              December 31,
                                                                                                          2001            2000
----------------------------------------------------------------------------------------------------------------------------------
                  Commercial, financial and agricultural ...........................................   $  92,293      $  91,936
                  Real estate:
                      Construction .................................................................      52,414         14,621
                  Mortgage:
                      One to four family residential ...............................................     132,513        115,473
                      Commercial ...................................................................     134,562        126,472
                      Equityline ...................................................................      42,504         40,468
                      Other ........................................................................      24,823         39,069
                  Consumer .........................................................................      39,581         38,795
                  Lease financing ..................................................................      26,610         30,132
-----------------------------------------------------------------------------------------------------------------------------------
                      Total loans ..................................................................   $ 545,300      $ 496,966
===================================================================================================================================

                  Loans held for sale (included in one-to-four family residential loans) ...........   $  11,092      $   1,807
                  Loans serviced for others (excluded from total loans) ............................   $ 179,567      $ 177,093

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 3.           Loans - continued

                  On December 31, 2001 total loans to directors, executive officers and related individuals and organizations were $1,123. On December 31, 2000 total loans to directors, executive officers and related individuals and organizations were $933. During 2001, $415 of new loans were made to this group and repayments totaled $225. There were no restructured or nonaccrual loans to directors, executive officers or related individuals and organizations. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than normal risks of collectibility.

Note 4.           Allowance for Loan Losses

                  Transactions in the allowance for loan losses for the three years ended December 31 were as follows:

                                                                  2001        2000    1999
------------------------------------------------------------------------------------------------
                  Balance at beginning of year ................  $7,284      $6,188  $5,962
                  Sale of credit card portfolio ...............     (95)         --      --
                  Allowance from branch acquisitions ..........      --         800      --
                  Provision for loan losses ...................   1,000         475     830
                  Loans charged off ...........................    (802)       (534)   (748)
                  Loan recoveries .............................     249         355     144
------------------------------------------------------------------------------------------------
                  Balance at end of the year ..................  $7,636      $7,284  $6,188
================================================================================================

                  At December 31, 2001 and 2000, Southern had nonaccrual loans of $407 and $478, respectively. At December 31, 2001 Southern had $28 of restructured loans and at December 31, 2000 Southern had no restructured loans. At December 31, 2001 and 2000 Southern had accruing loans past due 90 days or more totaling $1,565 and $1,081, respectively. The amount of foregone interest on nonaccrual and restructured loans at December 31, 2001, 2000 and 1999, was not material for the periods presented. On December 31, 2001 Southern had loans considered to be impaired of $197. On December 31, 2000 Southern had no loans considered to be impaired.

Note 5.   Premises and Equipment

          The components of premises and equipment were as follows:

                                                              December 31,
                                                            2001        2000
--------------------------------------------------------------------------------
          Land .......................................    $  6,677    $  6,248
          Buildings and improvements .................      25,738      22,825
          Furniture and equipment ....................       9,895       8,575
          Construction-in-progress ...................       2,204       1,515
--------------------------------------------------------------------------------
                                                            44,514      39,163
          Less: accumulated depreciation .............     (11,831)     (9,850)
--------------------------------------------------------------------------------
                                                          $ 32,683    $ 29,313
================================================================================



SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 6.   Income Taxes

          The components of income tax expense (benefit) for the years ended December 31 were as follows:

                                                                   2001        2000        1999
--------------------------------------------------------------------------------------------------
          Current:
            Federal .........................................    $ 3,551     $ 1,224     $ 1,568
            State ...........................................        186           6           5
--------------------------------------------------------------------------------------------------
                                                                 $ 3,737       1,230       1,573
--------------------------------------------------------------------------------------------------

          Deferred:
            Federal .........................................       (682)       (230)       (423)
--------------------------------------------------------------------------------------------------
                                                                 $ 3,055     $ 1,000     $ 1,150
--------------------------------------------------------------------------------------------------

          A reconciliation of the expected tax expense, based on the Federal statutory rate of 34%, to the actual tax expense for the years ended December 31 is as follows:

                                                                   2001        2000        1999
--------------------------------------------------------------------------------------------------
          Expected income tax expense at stated rate (34%) ..    $ 3,840     $ 1,609     $ 1,642
          Increase (decrease) in income tax expense
              resulting from:
          Tax exempt income .................................       (773)     (1,009)       (911)
          Amortization of intangible assets .................         63          88         126
          State income tax (net of federal benefit) .........        123           4           4
          Change in federal valuation allowance .............       (225)        320          --
          Other, net ........................................         27         (12)        289
--------------------------------------------------------------------------------------------------

                                             $  3,055   $  1,000   $  1,150
================================================================================
   Effective tax rate ....................         27%        21%        24%
================================================================================

          Significant components of BancShares' deferred tax liabilities and (assets) are as follows:

                                                             December 31,
                                                            2001       2000
--------------------------------------------------------------------------------
          Deferred tax liabilities:
          Depreciation .............................    $    888   $    845
          Leased assets ............................         267        336
          Investment securities ....................       6,365      5,080
          Other ....................................         382        303
                                                        --------   --------
           Gross deferred tax liabilities ..........       7,902      6,564
--------------------------------------------------------------------------------

          Deferred tax assets:
          Allowance for loan losses ................      (2,944)    (2,808)
          Intangible assets ........................      (2,649)    (1,788)
          Other ....................................        (710)    (1,133)
--------------------------------------------------------------------------------
           Gross deferred tax assets ...............      (6,303)    (5,729)
                                                        --------   --------
          Valuation allowance ......................        (658)      (819)
                                                        --------   --------
          Net deferred tax liability ...............    $  2,257   $  1,654
================================================================================

          A valuation allowance for deferred tax assets of $658 was required at December 31, 2001 for certain deferred state tax benefits and for certain charitable contribution carry forwards. A valuation allowance for deferred tax assets of $819 was required at December 31, 2000 for similar reasons. Management has determined that it is more likely than not that the net deferred tax asset can be supported

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 6.   Income Taxes - continued

          by carrybacks to federal taxable income in the carryback period. A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available-for-sale. The related deferred tax charges of approximately $1,286 and $1,343 for the years ended December 31, 2001 and 2000, respectively, have been recorded directly to shareholders' equity.

Note 7.   Deposits

          Deposits at December 31 are summarized as follows:

                                                            2001       2000
--------------------------------------------------------------------------------
          Demand ...................................    $128,368   $107,695
          Checking with interest ...................      88,748     83,964
          Savings ..................................      58,272     58,419
          Money market accounts ....................      82,599     71,390
          Time .....................................     380,672    377,017
--------------------------------------------------------------------------------
           Total deposits ..........................    $738,659   $698,485
================================================================================

          Total time deposits with a denomination of $100 or more were $105,111 and $81,656 at December 31, 2001 and 2000, respectively.

          At December 31, 2001, the scheduled maturities of all time deposits were:

          2002............................ $ 334,960

         2003 ...............................     27,628
         2004 ...............................      9,503
         2005 ...............................      8,581
         2006 and thereafter ................          -
-------------------------------------------------------------------------------
           Total time deposits...............  $ 380,672
===============================================================================

Note 8.  Short-Term Borrowings and Long-Term Obligations

         Short-term Borrowings

         Short-term borrowings at December 31, were:
                                                             2001         2000
------------------------------------------------------------------------------
         U.S. Treasury tax and loan accounts ........... $    463     $  1,359
         Repurchase agreements .........................   17,683       14,068
------------------------------------------------------------------------------
           Total short-term borrowings ................. $ 18,146     $ 15,427
==============================================================================

         The U. S. Treasury tax and loan accounts averaged $1,400 in 2001 and $1,126 in 2000. The highest month-end balance of the U. S. Treasury tax and loan accounts was $2,366 in 2001 and $2,150 in 2000. The average rate on U. S. Treasury tax and loan accounts was 3.17% in 2001 and 5.95% in 2000. The repurchase agreements averaged $14,681 in 2001 and $7,124 in 2000. The highest month-end balance of the repurchase agreements was $17,969 in 2001 and $14,068 in 2000. The average rate on repurchase agreements in 2001 and 2000 was 2.55% and 5.03%. At December 31, 2001, $87,105 of investment securities were pledged for repurchase agreements. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

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

         The following table provides information regarding the acquisitions and dispositions that have been consummated during the three-year period ending December 31, 2001:

                                                                       Deposit

                                                                               Assets   Liabilities   Resulting
           Date         Institution/Location                                  Acquired    Assumed     Intangible
       ---------------------------------------------------------------------------------------------------------
        November 2000   First-Citizens Bank & Trust Company (1) .............  $15,349      $15,349       $1,428
                        Nashville, North Carolina

        November 2000   First-Citizens Bank & Trust Company (1) .............   50,764       50,764        5,261
                        Rocky Mount, North Carolina

           April 2000   Centura Bank ........................................   10,322       10,322        1,136
                        Nashville, North Carolina

           April 2000   Centura Bank ........................................    8,003        8,003          622
                        Battleboro, North Carolina

           April 2000   Centura Bank ........................................   11,068       11,065        1,107
                        Sharpsburg, North Carolina

        February 2000   Cooperative Bank for Savings, SSB ...................    7,124        7,117          532
                        Robersonville, North Carolina

       September 1999   First-Citizens Bank & Trust Company (1) .............   14,837       14,835        1,335
                        Ahoskie, North Carolina

           (1) See Note 15.
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 10.  Retirement Plans - continued

          The following sets forth pertinent information regarding the pension plan for the periods indicated:

                                                                   2001      2000     1999
------------------------------------------------------------------------------------------
          Change in benefit obligation
          Net benefit obligation at beginning of year ......... $ 8,331  $  7,414  $ 7,647
          Service cost ........................................     549       422      413
          Interest cost .......................................     703       576      533
          Actuarial (gain) loss ...............................   1,331       257     (898)
          Gross benefits paid .................................    (292)     (338)    (281)
------------------------------------------------------------------------------------------
          Net benefit obligation at end of year ............... $10,622  $  8,331  $ 7,414
==========================================================================================

          Change in plan assets
          Fair value of plan assets at beginning of year ...... $ 7,743  $  7,483  $ 6,936
          Actual return on plan assets ........................     186       183      351
          Employer contributions ..............................     124       415      476
          Gross benefits paid .................................    (292)     (338)    (280)
------------------------------------------------------------------------------------------
          Fair value of plan assets at end of year ............ $ 7,761  $  7,743  $ 7,483
==========================================================================================

          Funded status at end of year ........................ $(2,860) $   (588) $    69
          Unrecognized net actuarial loss (gain) ..............   1,749        97     (511)
          Unrecognized prior service cost .....................      48        56       64
          Unrecognized net transition asset ...................     (63)     (103)    (143)
------------------------------------------------------------------------------------------
          Net amount recognized as a liability in the consolidated

             balance sheets at end of year ............... $(1,126)   $ (538)   $(521)
=====================================================================================
             Assumptions as of December 31:
             Discount rate ...............................    7.00%     7.25%    7.50%
             Expected return on plan assets ..............    8.50%     8.50%    8.50%
             Rate of compensation increase ...............    4.75%     4.75%    4.75%

             Components of net periodic benefit cost:
             Service cost ................................ $   549    $  422    $ 413
             Interest cost ...............................     703       576      533
             Expected return on assets ...................    (584)     (535)    (464)
             Amortization of:
               Transition asset ..........................     (40)      (40)     (40)
               Prior service cost ........................       9         9        8
               Actuarial loss ............................      76         -       77
--------------------------------------------------------------------------------------
             Total net periodic benefit cost               $   713    $  432    $ 527
======================================================================================

             Employees are also eligible to participate in a matching savings plan after one year of service. During 2001 Southern made participating contributions to this plan of $342 compared to $286 during 2000 and $263 during 1999.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 11.     Regulatory Requirements and Restrictions

             BancShares and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations establish guidelines for minimum capital levels, restrict certain dividend payments and require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Such reserves averaged $10,812 during 2001 of which $10,550 was satisfied by vault cash and the remainder by amounts held in the Federal Reserve Bank.

             Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4% of risk-adjusted assets, a total capital ratio of no less than 8% of risk-adjusted assets, and a leverage capital ratio of no less than 4% of average tangible assets. To meet the Federal Deposit Insurance Corporation's ("FDIC") "well capitalized" standards, the Tier 1 ratios must be at least 6%, total capital ratios must be at least 10% and leverage capital ratios must be at least 5%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2001, Southern was considered to be "well capitalized" by the FDIC. There are no conditions or events since December 31, 2001 that management believes have changed the category of Southern.

             Southern's capital ratios as of December 31 are set forth below:

                                                        2001         2000
-------------------------------------------------------------------------

             Tier 1 capital ....................... $ 60,458     $ 51,865
             Total capital ........................   70,916       61,630
             Risk-adjusted assets .................  548,884      489,540

          Average tangible assets ................................       820,605       744,328

          Tier 1 capital ratio ...................................         11.01%        10.59%
          Total capital ratio ....................................         12.92%        12.59%
          Leverage capital ratio .................................          7.37%         6.97%


          The primary source of funds for the dividends paid by BancShares to its shareholders is dividends received from its Banking subsidiary. Southern Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of retained earnings. Should at anytime its surplus be less than 50% of its paid-in capital stock, Southern Bank may not declare a dividend until it has transferred from retained earnings to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern Bank may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the FDIC. Dividends on BancShares' common shares may be paid only after dividends on preferred Series "B" and "C" shares have been paid. Common share dividends are based upon BancShares' profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2001 BancShares' investment in Southern was restricted as to transfer to BancShares an amount equal to the level of regulatory capital, approximately $71 million, without obtaining prior regulatory approval.

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

          Outstanding standby letters of credit as of December 31, 2001 and December 31, 2000 amounted to $2,125 and $3,008. Outstanding commitments to lend at December 31, 2001 and December 31, 2000 were $154,636 and $136,950. Undisbursed advances on customer lines of credit at December 31, 2001 and December 31, 2000 were $45,940 and $48,506. Outstanding standby letters of credit and commitments to lend at December 31, 2001 generally expire within one year, wheras commitments associated with undisbursed advances on customer lines of credit at December 31, 2001 generally expire within one to five years.

          At December 31, 2001, commitments to sell loans amounted to $3,718. At December 31, 2000 there were no commitments to sell loans.

          BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

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


SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 13.  Parent Company Financial Statements

          Presented below are the condensed balance sheets (parent company only) of Southern BancShares (N.C.), Inc. as of December 31, 2001 and 2000 and condensed statements of income and cash flows for the three years ended December 31, 2001.

                                                                                December 31,
          CONDENSED BALANCE SHEETS                                             2001      2000
----------------------------------------------------------------------------------------------------
          ASSETS
          Cash ...........................................................   $ 1,545   $ 1,108
          Investment securities available-for-sale .......................    15,361    11,694
          Other assets ...................................................       470       989
          Investment in subsidiaries .....................................    76,620    71,790
----------------------------------------------------------------------------------------------------
              Total assets ...............................................   $93,996   $85,581
====================================================================================================


          LIABILITIES AND SHAREHOLDERS' EQUITY
          Accrued liabilities ............................................   $ 2,856   $ 2,188
          Notes payable ..................................................    23,711    23,711
----------------------------------------------------------------------------------------------------
              Total liabilities ..........................................    26,567    25,899
          Shareholders' equity ...........................................    67,429    59,682
----------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity .................   $93,996   $85,581
====================================================================================================


          CONDENSED STATEMENTS OF INCOME

                                                                          Year ended December 31,
                                                                        2001        2000      1999
-----------------------------------------------------------------------------------------------------

          Dividends from bank subsidiary .........................................      2,359      $ 2,376      $    --
              Securities (losses) gains ..........................................      2,856         (727)          --
          Other ..................................................................        437          264          192
----------------------------------------------------------------------------------------------------------------------------
           Total income ..........................................................      5,652        1,913          192

                            Interest expense .....................................     (2,129)      (2,129)      (2,142)
          Other expense ..........................................................        (83)         (65)         (65)
----------------------------------------------------------------------------------------------------------------------------
          (Loss) income before equity in undistributed
                              income of subsidiaries .............................      3,440         (281)      (2,015)
          Equity in undistributed income of subsidiaries .........................      4,801        4,015        5,694
----------------------------------------------------------------------------------------------------------------------------
           Net income ............................................................    $ 8,241      $ 3,734      $ 3,679
============================================================================================================================





SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)


Note 13.  Parent Company Financial Statements (continued)

          CONDENSED STATEMENTS OF CASH FLOWS
                                                                                           Year ended December 31,
                                                                                       2001         2000         1999
----------------------------------------------------------------------------------------------------------------------------
          OPERATING ACTIVITIES:
             Net income .........................................................     $ 8,241      $ 3,734      $ 3,679
             Adjustments to reconcile net income to net cash (used)
               provided by operating activities:
             Equity in undistributed net income of subsidiary ...................      (4,801)      (4,015)      (5,694)
             Loss on impairment of available for sale securities ................          --          855           --
             Gains on sales and issuer calls of securities ......................      (2,856)        (128)          --
             Decrease in other assets ...........................................         519          158          186
             Increase (decrease) in accrued liabilities .........................         668          262         (678)
----------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES ..............................................       1,771          866       (2,507)
----------------------------------------------------------------------------------------------------------------------------
          INVESTING ACTIVITIES:
              Sale (purchase) of  investments ...................................        (553)         (16)       1,225
----------------------------------------------------------------------------------------------------------------------------
          NET CASH (USED) PROVIDED BY
             INVESTING ACTIVITIES ...............................................        (553)         (16)       1,225
----------------------------------------------------------------------------------------------------------------------------
          FINANCING ACTIVITIES:
             Dividends paid .....................................................        (537)        (554)        (573)
             Purchase and retirement or redemption of stock .....................        (244)      (1,050)         (85)
----------------------------------------------------------------------------------------------------------------------------
          NET CASH USED BY FINANCING ACT.........................................        (781)      (1,604)        (658)
----------------------------------------------------------------------------------------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS ...................................................         437         (754)      (1,940)
          CASH AND CASH EQUIVALENTS AT

             THE BEGINNING OF YEAR ...............................................      1,108      1,862      3,802
--------------------------------------------------------------------------------------------------------------------------

          CASH AND CASH EQUIVALENTS
          AT THE END OF YEAR .....................................................     $1,545     $1,108     $1,862
==========================================================================================================================

          SUPPLEMENTAL DISCLOSURES OF CASH
             PAID DURING THE YEAR FOR:
             Interest ............................................................     $2,129     $2,129     $2,142
             Income taxes ........................................................     $   --     $   --     $    4
==========================================================================================================================


Note 14.  Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and due from banks, overnight funds sold, and accrued interest receivable

          The carrying amounts for cash and due from banks, overnight funds sold and accrued interest receivable are equal to their fair values due to the short term nature of these financial instruments.






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

               Long-term obligations

               The fair value of long-term obligations is the market value at the last trade date in 2001 and 2000.

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

               The estimated fair values of BancShares' financial instruments at December 31 are as follows:

                                                                              2001                         2000
--------------------------------------------------------------------------------------------------------------------------
                                                                     Carrying      Estimated      Carrying     Estimated
                                                                      Amount       Fair Value      Amount      Fair Value
--------------------------------------------------------------------------------------------------------------------------
               Financial assets:
                     Cash and due from banks......................   $  40,811      $ 40,811      $ 42,944      $ 42,944
                     Overnight funds sold.........................      22,365        22,365        12,840        12,840
                     Investment securities:
                       Held-to-maturity...........................      49,351        50,142        95,545        96,416
                       Available-for-sale.........................     154,932       154,932       111,573       111,573
                     Loans........................................     537,664       564,762       489,682       486,480
                     Accrued interest receivable..................       6,097         6,097         6,482         6,482

               Financial liabilities:
                     Deposits.....................................   $ 738,659       742,862      $698,485      $700,313

                                       53

                     Short-term borrowings........................           18,146          18,146        15,427   15,427
                     Long-term obligations........................           23,000          23,230        23,000   20,125
                     Accrued interest payable.....................            3,228           3,228         4,117    4,117


Note 15.          Related Parties

                  BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2001 beneficially owned 32,856 shares, or 28.77%, of BancShares' outstanding common stock and 4,966 shares, or 1.37%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 24.10%, of BancShares' outstanding common stock.

                  These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2001, beneficially owned 2,524,210 shares, or 28.67%, and 1,421,621 shares, or 16.15%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.35%, and 199,052 shares, or 11.76%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.37%, and 104,644 Class B common shares, or 6.18%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 15.          Related Parties - continued

                  A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). As more fully discussed in note 9, Southern acquired branches from First Citizens in 2000 and 1999.

                  The following table lists the various charges paid to the Corporation during the years ended December 31:

                                                                   2001      2000       1999
--------------------------------------------------------------------------------------------
                  Data and item processing...................   $ 2,821   $ 2,461    $ 2,156
                  Forms, supplies and equipment..............       476       302        281
                  Trustee for employee benefit plans.........        64        88         89
                  Consulting fees............................       102        83         86
                  Other services.............................        52        80        136
--------------------------------------------------------------------------------------------
                                                                $ 3,515   $ 3,014    $ 2,748
============================================================================================

                  Data and item processing expenses include courier services, proof and encoding, microfilming, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $23,974 at December 31, 2001 and $26,205 at December 31, 2000. Southern's wholly-owned subsidiary, Goshen, Inc. paid $87 and $99 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2001 and 2000, respectively. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had a cost basis of $2.6 million and $465, respectively, at both December 31, 2001 and 2000. The Class A common stock had a fair value of $12.2 million and $10.0 million at December 31, 2001 and 2000, respectively. The Class B common stock had a fair value of $2.2 million and $1.6 million at December 31, 2001 and 2000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 13, 2002              SOUTHERN BANCSHARES (N.C.), INC.

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

Signature                                                   Title                                           Date
/s/ R. S. Williams                         Chairman of the Board of Directors                          March 13, 2002
-----------------------------------
R. S. Williams

/s/ John C. Pegram, Jr.                    President, Chief Executive Officer and Director             March 5, 2002
-----------------------------------         (principal executive officer)
John C. Pegram, Jr.

/s/ David A. Bean                          Treasurer (principal financial and accounting officer)      March 5, 2002
-----------------------------------
David A. Bean

/s/ Bynum R. Brown                         Director                                                    March 11, 2002
-----------------------------------
Bynum R. Brown

/s/ William H. Bryan                       Director                                                    March 5, 2002
-----------------------------------
William H. Bryan

/s/ Robert J. Carroll                  Director                  March 7, 2002
------------------------------
Robert J. Carroll

/s/ Hope H. Connell                    Director                  March 8, 2002
------------------------------
Hope H. Connell

/s/ J. Edwin Drew                      Director                  March 8, 2002
------------------------------
J. Edwin Drew

/s/ Moses B. Gillam, Jr.               Director                  March 7, 2002
------------------------------
Moses B. Gillam, Jr.

/s/ Leroy C. Hand, Jr.                 Director                  March 12, 2002
------------------------------
LeRoy C. Hand, Jr.

/s/ Frank B. Holding                   Director                  March 8, 2002
------------------------------
Frank B. Holding

/s/ M. J. McSorley                     Director                  March 8, 2002
------------------------------
M. J. McSorley

/s/ W. Hunter Morgan                   Director                  March 7, 2002
------------------------------
W. Hunter Morgan

/s/ Charles I. Pierce                  Director                  March 5, 2002
------------------------------
Charles I. Pierce, Sr.

/s/ W. A. Potts                        Director                  March 5, 2002
------------------------------
W. A. Potts

/s/ Charles L. Revelle, Jr.            Director                  March 11, 2002
------------------------------
Charles L. Revelle, Jr.

/s/ Charles O. Sykes                   Director                  March 5, 2002
------------------------------
Charles O. Sykes

/s/ John N. Walker                     Director                  March 5, 2002
------------------------------
John N. Walker

                                  EXHIBIT INDEX

     Exhibit                         Exhibit
     Number

       3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

       3.2 Registrant's Bylaws (filed as exhibit 3.2 to the Registrant's Registration Statement on FormS-1 (No.33- 52107) filed May 7, 1998 and incorporated herein by reference)

       4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

     10.1 Non-Competition and Consulting Agreement between R. S. Williams and Southern Bank and Trust Company (filed as exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.2 Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant's 1989 Annual Report on Form 10-K and incorporated herein by reference)

     10.3 Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 (No. 333-52107) filed June .3, 1998 and incorporated herein by reference.)

     10.4 Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

     10.5 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333- 52107) filed June 3, 1998 and incorporated herein by reference).

     22 Subsidiaries of the Registrant (filed as exhibit 22 to the Registrant's 1999 Annual Report on Form 10-K and incorporated herein by reference)

     99 Registrant's definitive Proxy Statement dated March 22, 2002 for the 2001 Annual Shareholders' Meeting (previously filed)


COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO DAVID A. BEAN, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER OF SOUTHERN BANCSHARES (N.C.), INC.