Form 10-Q
period 2002-03-31
SOUTHERN BANCSHARES NC INC
filed 2002-05-14
CIK 703904

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002                 Commission File No. 0-10852

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

                               114,114 shares

Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                  (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                  March 31,              December 31,
CONSOLIDATED BALANCE SHEETS                                          2002                    2001
                                                                ---------------         ---------------

(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                           $     35,119            $     40,811
Overnight funds sold                                                    38,430                  22,365
Investment securities: ($94,141 and $87,105 pledged for
   repurchase agreements, respectively)
     Available-for-sale, at fair value (amortized cost
     $148,598 and $138,419, respectively)                              165,586                 154,932
     Held-to-maturity, at amortized cost (fair value
     $35,099 and $50,142, respectively)                                 34,568                  49,351
Loans                                                                  540,619                 545,300
     Less allowance for loan losses                                     (7,966)                 (7,636)
                                                                ---------------         ---------------
Net loans                                                              532,653                 537,664
Premises and equipment                                                  33,189                  32,683
Intangible assets                                                        9,125                   9,916
Accrued interest receivable                                              5,695                   6,097
Other assets                                                               825                   1,409
                                                                ---------------         ---------------
              Total assets                                        $    855,190            $    855,228
                                                                ===============         ===============

LIABILITIES
Deposits:
     Noninterest-bearing                                          $    124,566            $    128,368
     Interest-bearing                                                  614,714                 610,291
                                                                ---------------         ---------------
          Total deposits                                               739,280                 738,659
Long-term obligations                                                   23,000                  23,000
Short-term borrowings                                                   17,064                  18,146
Accrued interest payable                                                 2,304                   3,228
Other liabilities                                                        4,345                   4,766
                                                                ---------------         ---------------
          Total liabilities                                            785,993                 787,799
                                                                ---------------         ---------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value;
   408,728 shares authorized; 363,373 shares issued and
   outstanding at both March 31, 2002 and December 31,2001               1,770                   1,770
Series C non-cumulative preferred stock, no par value;
   43,631 shares authorized; 39,716 shares issued and
   outstanding at both March 31, 2002 and December
   31, 2001                                                                553                     553
Common stock, $5 par value; 158,485 shares authorized;
   114,114 and 114,208 shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively                      570                     571
Surplus                                                                 10,000                  10,000
Retained earnings                                                       45,865                  44,388
Accumulated other comprehensive income                                  10,439                  10,147
                                                                ---------------         ---------------
        Total shareholders' equity                                      69,197                  67,429
                                                                ---------------         ---------------

              Total liabilities and shareholders' equity          $    855,190            $    855,228
                                                                ===============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                 (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                Three Months Ended March 31,
                                                                            2002                  2001
                                                                            ----                  ----
(Dollars in thousands except share and per share data)

Interest income:
   Loans                                                                 $    10,081           $    10,886
   Investment securities:
     U. S. Government                                                          1,660                 2,185
     State, county and municipal                                                 302                   459
     Other                                                                       351                   130
                                                                       --------------        --------------
       Total investment securities interest income                             2,313                 2,774
   Overnight funds sold                                                          141                   408
                                                                       --------------        --------------
            Total interest income                                             12,535                14,068
                                                                       --------------        --------------

Interest expense:
   Deposits                                                                    3,692                 6,665
   Short-term borrowings                                                          32                   177
   Long-term obligations                                                         517                   517
                                                                       --------------        --------------
        Total interest expense                                                 4,241                 7,359
                                                                       --------------        --------------
          Net interest income                                                  8,294                 6,709
   Provision for loan losses                                                     450                   150
                                                                       --------------        --------------
          Net interest income after provision for loan losses                  7,844                 6,559

Noninterest income:
   Investment securities gain, net                                               215                 4,327
   Service charges on deposit accounts                                         1,269                 1,175
   Other service charges and fees                                                389                   354
   Gain (loss) on sale of loans                                                   33                    (9)
   Other                                                                          32                   154
                                                                       --------------        --------------
     Total noninterest income                                                  1,938                 6,001

Noninterest expense:
   Personnel                                                                   3,708                 3,430
   Intangibles amortization                                                      813                 1,032
   Occupancy                                                                     699                   618
   Data processing                                                               647                   609
   Furniture and equipment                                                       485                   345
   Professional fees                                                             193                   143
   Other                                                                         980                 1,130
                                                                       --------------        --------------
     Total noninterest expense                                                 7,525                 7,307
                                                                       --------------        --------------
Income before income taxes                                                     2,257                 5,253
Income taxes                                                                     630                 1,050
                                                                       --------------        --------------
          Net income                                                           1,627                 4,203
                                                                       --------------        --------------

Other comprehensive income net of tax:
  Unrealized gains arising during period                                         434                 3,749
   Less: reclassification adjustment for gains included in net income            142                 2,856
                                                                       --------------        --------------
     Other comprehensive income                                          $       292           $       893
                                                                       --------------        --------------
       Comprehensive income                                              $     1,919           $     5,096
                                                                       ==============        ==============
Per share information:
  Net income per common share                                            $     13.48           $     35.73
  Cash dividends declared on common shares                                      0.38                  0.38
  Weighted average common shares outstanding                                 114,135               115,113
                                                                       ==============        ==============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

(Dollars in thousands except per
share data)
(Unaudited)

                                                 Preferred Stock                  Common  Stock
                                      ---------------------------------------- -------------------
                                           Series B             Series C                                           Retained
                                      --------------------  ------------------
                                        Shares     Amount     Shares    Amount    Shares    Amount     Surplus     Earnings
                                      ---------  ---------  --------- -------- ----------  -------    ---------   ---------
Balance, December 31, 2000             367,524     $1,790     39,825     $555    115,209     $576      $10,000     $36,901
Net income                                                                                                           4,203
Purchase and retirement of stock        (1,053)        (5)                          (189)      (1)                     (44)
Cash dividends:
  Common stock ($.38 per share)                                                                                        (43)
  Preferred  B ($.22 per share)                                                                                       (81)
  Preferred  C ($.22 per share)                                                                                        (9)
Unrealized gain on securities
  available-for-sale, net of tax
                                      ---------  ---------  --------- -------- ----------  -------    ---------   ---------
Balance, March 31, 2001                366,471     $1,785     39,825     $555    115,020     $575      $10,000     $40,927
                                      =========  =========  ========= ======== ==========  =======    =========   =========

Balance, December 31, 2001             363,373     $1,770     39,716     $553    114,208     $571      $10,000     $44,388
Net income                                                                                                           1,627
Purchase and retirement of stock                                                     (94)      (1)                     (18)
Cash dividends:
  Common stock ($.38 per share)                                                                                        (43)
  Preferred  B ($.22 per share)                                                                                       (80)
  Preferred  C ($.22 per share)                                                                                        (9)
Unrealized gain on securities
  available-for-sale, net of tax
                                      ---------  ---------  --------- -------- ----------  -------    ---------   ---------
Balance, March 31, 2002                363,373     $1,770     39,716     $553    114,114     $570      $10,000     $45,865
                                      =========  =========  ========= ======== ==========  =======    =========   =========

                                     Accumulated
                                       Other
                                       Compre-           Total
                                       hensive       Shareholders'
                                       Income           Equity
                                    ------------   ----------------
Balance, December 31, 2000                $9,860           $59,682
Net income                                                   4,203
Purchase and retirement of stock                               (50)
Cash dividends:
  Common stock ($.38 per share)                                (43)
  Preferred   B ($.22 per share)                               (81)
  Preferred   C ($.22 per share)                                (9)
Unrealized gain on securities
  available-for-sale, net of tax             893               893
                                     ------------  -----------------
Balance, March 31, 2001                  $10,753           $64,595
                                     ============  =================

Balance, December 31, 2001               $10,147           $67,429
Net income                                                   1,627
Purchase and retirement of stock                               (19)
Cash dividends:
  Common stock ($.38 per share)                                (43)
  Preferred   B ($.22 per share)                               (80)
  Preferred   C ($.22 per share)                                (9)
Unrealized gain on securities
  available-for-sale, net of tax             292               292
                                     ------------  -----------------
Balance, March 31, 2002                  $10,439           $69,197
                                     ============  =================

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Unaudited)
                                                                           Three months ended March 31,
(In thousands)                                                          2002                         2001
                                                                    ------------                 --------------

OPERATING ACTIVITIES:
Net income                                                            $   1,627                    $     4,203
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Provision for loan losses                                             450                            150
      Investment securities gain, net                                      (215)                        (4,327)
      (Gain) loss on sale of loans                                          (33)                             9
      Loss on sale or abandonment of property and equipment                  30                            -
      Amortization of intangibles and mortgage servicing rights             813                          1,070
      Premium amortization and discount accretion of investments, net       140                            -
      Depreciation                                                          571                            313
      Net decrease in accrued interest receivable                           402                            287
      Net decrease in accrued interest payable                             (924)                          (463)
      Net increase in intangible assets                                     (22)                           -
      Net decrease in other assets                                          517                            992
      Net (decrease) increase in other liabilities                         (421)                         1,618
                                                                    ------------                 --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,935                          3,852
                                                                    ------------                 --------------

INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities
     available-for-sale                                                   5,194                         10,000
   Proceeds from maturities and issuer calls of investment securities
     held-to-maturity                                                    16,553                         17,257
   Proceeds from sales of investment securities available-for-sale          726                          1,623
   Proceeds from sales of loans                                          18,201                          2,375
   Purchases of investment securities held-to-maturity                   (1,780)                        (5,881)
   Purchases of investment securities available-for-sale                (16,014)                        (4,000)
   Net increase in loans                                                (13,723)                       (17,156)
   Purchases of fixed assets                                             (1,107)                        (1,100)
                                                                    ------------                 --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 8,050                          3,118
                                                                    ------------                 --------------

FINANCING ACTIVITIES:
   Net increase in demand and interest-bearing demand deposits           11,509                          2,105
   Net (decrease) increase in time deposits                             (10,888)                        16,039
   Net repayments of short-term borrowed funds                           (1,082)                        (1,994)
   Cash dividends paid                                                     (132)                          (133)
   Purchase and retirement of stock                                         (19)                           (50)
                                                                    ------------                 --------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                           (612)                        15,967
                                                                    ------------                 --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             $  10,373                    $    22,937
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                       63,176                         55,784
                                                                    ------------                 --------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                        $  73,549                    $    78,721
                                                                    ============                 ==============

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

   Interest                                                           $   5,165                    $     5,507
   Income taxes                                                       $     510                    $       123
                                                                    ============                 ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES DURING THE PERIOD:
   Unrealized gains (losses) on available-for-sale
   securities, net of deferred tax                                    $     292                    $     893
   Foreclosed loans transferred to other real estate                  $     116                    $      52

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. ("BancShares") is the holding company for Southern Bank and Trust Company ("Southern"), which operates 49 banking offices in eastern North Carolina, and Southern Capital Trust I (the "Trust"), a statutory business trust that issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. Southern, which began operations January 29, 1901, has a non-bank subsidiary, Goshen, Inc. whose insurance agency operations compliment the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares' customers are principally located in eastern North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001, incorporated by reference in the 2001 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 141 and 142 did not have a material impact on the consolidated financial statements of BancShares.

The following is a summary of the gross carrying amount, accumulated amortization of amortized intangible assets as of March 31, 2002 and December 31, 2001 and the gross carrying amount of unamortized intangible assets as of March 31, 2002:

                                                   March 31, 2002                                 December 31, 2001
                                                    (Unaudited)
(Dollars in thousands)             Gross Carrying               Accumulated                Gross Carrying        Accumulated
                                       Amount                   Amortization                   Amount            Amortization
                                  -------------------------------------------------     ------------------------------------------
Amortized intangible assets:
     Branch acquisitions            $       20,682          $             12,374            $       20,682       $          11,604
     Mortgage servicing rights
                                             1,104                           547                     1,013                     504
                                  -------------------------------------------------     ------------------------------------------
                 Total              $       21,786          $             12,921            $       21,695       $          12,108
                                  =================================================     ==========================================

Unamortized intangible assets:
     Goodwill                       $          229                            -             $          229                     -
                                  =================================================     ==========================================

There was no change in the gross carrying amount of unamortized goodwill at March 31, 2002 compared to December 31, 2001.

Amortization expense on identified amortizing intangible assets totaled $813,000 and $979,000 for the three months ended March 31, 2002 and 2001, respectively. Amortization expense on goodwill for the three months ended March 31, 2001 was $53,000.

The estimated amortization expense for intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                                            Estimated
(Dollars in thousands)                                 Amortization Expense
-----------------------------------------------------------------------------
                                          2002         $             3,183
                                          2003         $             2,489
                                          2004         $             1,854
                                          2005         $             1,260
                                          2006         $               640
                                2007 and after         $               161
                                                      -----------------------
                                         Total         $             9,587
                                                      =======================

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets and volume of loan prepayments.

The following table presents the adjusted effect on net income and net income per share excluding the amortization of goodwill for the three months ended March 31, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                                                 For the three months
                                                                     ended March 31
(Dollars in thousands, except                                         (Unaudited)
 per share data)                                               2002                     2001
                                                      ---------------------------------------------
Net income                                               $           1,627         $        4,203
Add back:  Goodwill amortization                         $             -           $           53
                                                      ---------------------------------------------
                                                         $           1,627         $        4,256
                                                      =============================================

Earnings per common share:
     As reported                                         $           13.48         $        35.73
     Goodwill amortization                               $             -           $         0.46
                                                      ---------------------------------------------
          Adjusted earnings per common share             $           13.48         $        36.19
                                                      =============================================

(Dollars in thousands, except                                             For the years ended December 31
 per share data)                                               2001                     2000                    1999
                                                      ---------------------------------------------------------------------

Net income                                               $           8,241         $        3,734          $         3,679
Add back:  Goodwill amortization                         $             186         $          260          $           509
                                                      ---------------------------------------------------------------------
                                                         $           8,427         $        3,994          $         4,188
                                                      =====================================================================

Earnings per common share:
     As reported                                         $           68.66         $        28.51          $         27.56
     Goodwill amortization                               $            1.62         $         2.21          $          4.27
                                                      ---------------------------------------------------------------------
          Adjusted earnings per common share             $           70.28         $        30.72          $         31.83
                                                      =====================================================================

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 2. Investment securities                    March 31, 2002                                     December 31, 2001
                                                   (Unaudited)
                                  ------------------------------------------------   ---------------------------------------------
(In thousands)                                   Gross       Gross                                 Gross       Gross
                                   Amortized  Unrealized  Unrealized      Fair        Amortized  Unrealized Unrealized    Fair
                                      Cost       Gains       Losses      Value           Cost      Gains       Losses    Value
                                  -----------  ----------  ----------  -----------   ----------- ----------- ---------- ----------
 SECURITIES HELD-TO-MATURITY:
    U.  S. Government              $  18,038    $    243    $    (1)    $  18,280     $  33,057   $     468   $   -      $ 33,525
    Obligations of states
      and political subdivisions      16,530         303        (14)       16,819        16,294         335       (12)     16,617
                                  -----------  ----------  ----------  -----------   ----------- ----------- ---------- ----------
                                      34,568         546        (15)       35,099        49,351         803       (12)     50,142
                                  -----------  ----------  ----------  -----------   ----------- ----------- ---------- ----------

 SECURITIES AVAILABLE-FOR-SALE:
    U.  S. Government                113,965       1,007       (231)      114,741       103,840       1,712       (14)    105,538
    Marketable equity securities      11,562      16,227        -          27,789        11,044      14,880       (41)     25,883
    Obligations of states
      and political subdivisions       7,916         230        (76)        8,070         7,916         243       (76)      8,083
    Mortgage-backed securities        15,155          28       (197)       14,986        15,619          59      (250)     15,428
                                  -----------  ----------  ----------  -----------   ----------- ----------- ---------- ----------
                                     148,598      17,492       (504)      165,586       138,419      16,894      (381)    154,932
                                  -----------  ----------  ----------  -----------   ----------- ----------- ---------- ----------
                Totals             $ 183,166    $ 18,038    $  (519)    $ 200,685     $ 187,770   $  17,697   $  (393)   $205,074
                                  ===========  ==========  ==========  ===========   =========== =========== ========== ==========

During the first quarter of 2002, Bancshares realized a $215,000 gain on the sale of available-for-sale securities. During the first quarter of 2001, Bancshares recognized nonrecurring securities gains of $4.3 million from the sales of available-for-sale securities.

Note 4.  ALLOWANCE FOR LOAN LOSSES
  (Dollars in thousands)                                 (Unaudited)
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2002             2001
                                                ------------    ------------
 Balance at beginning of year                        $7,636          $7,284
  Provision for loan losses                             450             150
  Loans charged off                                    (165)           (101)
  Loan recoveries                                        45              38
                                                ------------     -----------
 Balance at end of the period                        $7,966          $7,371
                                                ============     ===========

Note 5. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2002 or 2001, the computation of basic and diluted earnings per share is the same.

Note 5. EARNINGS PER COMMON SHARE                        (Unaudited)
  (Dollars in thousands)                        Three Months Ended March 31,
                                                ----------------------------
                                                    2002           2001
                                                ------------    ------------
Net income                                           $1,627          $4,203
  Less: Preferred dividends                             (89)            (90)
                                                ------------    ------------
Net income applicable to common shares               $1,538          $4,113
                                                ============    ============

Weighted average common shares
  outstanding during the period                     114,135         115,113
                                                ============    ============

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the "Corporation"). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2002, beneficially owned 32,856 shares, or 28.79%, of BancShares' outstanding common stock and 4,966 shares, or 1.37%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,522 shares, or 24.11%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2002, beneficially owned 2,526,604 shares, or 28.72%, and 1,421,621 shares, or 16.16%, of the Corporation's outstanding Class A common stock, and 649,188 shares, or 38.46%, and 199,052 shares, or 11.79%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.37%, and 104,644 Class B Common shares, or 6.20%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

The following table lists the various charges paid to the Corporation during the three months ended March 31, 2002 and the three months ended March 31, 2001:

(Dollars in thousands)                              (Unaudited)
                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2002            2001
                                             -----------    -------------

Data and item processing                           $520            $578
Forms, supplies and equipment                       106             168
Trustee for employee benefit plans                   17              16
Consulting fees                                      23              29
Other services                                       44              29
                                             -----------    -------------

                                                   $710            $820
                                            ============    =============

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FIRST THREE MONTHS OF 2002 VS. FIRST THREE MONTHS OF 2001

INTRODUCTION

BancShares net income decreased $2.6 million, or 61.29%, from $4.2 million in the first three months of 2001 to $1.6 million in the first three months of 2002. This decrease resulted primarily from gains on available-for-sale securities in 2001 that did not recur in 2002. The opening of one new branch in January 2002 resulted in increased net interest income, increased other noninterest income and increased personnel expense and other related operating expenses for the three months ended March 31, 2002.

Per share net income available to common shares for the first three months of 2002 was $13.48, a decrease of $22.25, or 62.27%, from $35.73 in 2001. The return on average equity decreased to 9.47%, for the period ended March 31, 2002, from 10.43% for the period ended March 31, 2001 and the return on average assets decreased to 0.76%, for the period ended March 31, 2002, from 0.79% for the period ended March 31, 2001.

At March 31, 2002, BancShares' assets were $855.2 million, the same as reported at December 31, 2001. During this three month period, loans decreased $4.7 million, or 0.86%, from $545.3 million to $540.6 million. During the three months ended March 31, 2002 investment securities decreased $4.1 million, or 2.02% from $204.3 million at December 31, 2001 to $200.2 million at March 31, 2002. Total deposits increased $621,000, or 0.08% from $738.7 million at December 31, 2001 to $739.3 million at March 31, 2002. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern.

CRITICAL ACCOUNTING POLICIES

BancShares' significant accounting policies are set forth in note 1 of the consolidated financial statements in the annual report on Form 10-K. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be its single critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancshares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio.

BancShares' assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares' allowance for loan losses and related matters, see ASSET QUALLITY AND PROVISION FOR LOAN LOSSES.

ACQUISITIONS

Southern did not acquire any additional locations in the three months ended March 31, 2002 or 2001. Southern did open one additional location in an existing market during the three months ended March 31, 2002.

INTEREST INCOME

Interest and fees on loans decreased $805,000, or 7.39%, from $10.9 million for the three months ended March 31, 2001 to $10.1 million for the three months ended March 31, 2002. This decrease was due to decreased yields on average loans. Average loans increased $36.1 million, or 7.20%, from $501.3 million for the three months ended March 31, 2001 to $537.4 million for the three months ended March 31, 2002. The yield on the loan portfolio decreased from 8.76% in the three months ended March 31, 2001 to 7.62% in the three months ended March 31, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased 16.62%, from $2.8 million in the three months ended March 31, 2001 to $2.3 million in the three months ended March 31, 2002. This change was due to a decrease in yield from 5.94% for the three-month period ended March 31, 2001 to 4.96% for the three-month period ended March 31, 2002. Interest income on overnight funds sold decreased $267,000 or 65.44%, from $408,000 for the three months ended March 31, 2001 to $141,000 for the three months ended March 31, 2002. This decrease in income resulted from decreased yields on overnight funds sold. Average federal funds sold yields decreased from 5.34% for the three months ended March 31, 2001 to 1.57% for the three months ended March 31, 2002.

Total interest income decreased $1.5 million or 10.90%, from $14.1 million for the three months ended March 31, 2001 to $12.5 million for the three months ended March 31, 2002. This decrease was the result of decreased average earning asset yields.

As a result of the overall decline in market rates, average earning asset yields decreased from 7.88% for the three months ended March 31, 2001 to 6.68% for the three months ended March 31, 2002. Average earning assets increased from $719.4 million in the three months ended March 31, 2001 to $760.9 million in the period ended March 31, 2002. This $41.5 million increase in the average earning assets resulted from internal loan growth.

INTEREST EXPENSE

Total interest expense decreased $3.1 million or 42.37%, from $7.4 million in the three months ended March 31, 2001 to $4.2 million for the three months ended March 31, 2002. The principal reason for this decrease was an overall decrease in the cost of deposits in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. As a result of the overall decline in market rates, BancShares' total cost of funds decreased from 4.69% for the three months ended March 31, 2001 to 2.62% for the three months ended March 31, 2002. Average interest-bearing deposits were $615.4 million in the three months ended March 31, 2002, an increase of $19.1 million from the $596.3 million average in the three months ending March 31, 2001. The increase in average interest-bearing liabilities was the result of internal growth.

NET INTEREST INCOME

Net interest income increased $1.6 million for the three months ended March 31, 2002 from $6.7 million for the three months ended March 31, 2001 to $8.3 million for the three months ended March 31, 2002.

The interest rate spread for the three months ended March 31, 2002 was 4.06%, an increase of 87 basis points from the 3.19% interest rate spread for the three months ended March 31, 2001.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2002 management recorded $450,000 as provision for loan losses. Management recorded a $150,000 addition to the provision for loan losses for the three months ended March 31, 2001. Management increased the provision in consideration of the continued recessionary economy and the increase in net loan charge offs and non-performing loans for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

During the first three months of 2002 management charged-off loans totaling $165,000 and received recoveries of $45,000, resulting in net charge-offs of $120,000. During the same period in 2001, $101,000 in loans were charged-off and recoveries of $38,000 were received, resulting in net charge-offs of $63,000. The following table presents comparative Asset Quality ratios of BancShares:

                                                       (Unaudited)                 (Unaudited)
                                                         March 31,   December 31,    March 31,
                                                          2002           2001          2001
                                                      ------------  ------------  ------------
Ratio of annualized net loans charged off
      to average loans                                       0.09%         0.10%         0.05%

Allowance for loan losses
      to loans                                               1.47%         1.40%         1.44%

Non-performing loans
      to loans                                               0.34%         0.37%         0.31%

Non-performing loans and assets
      to total assets                                        0.23%         0.24%         0.20%

Allowance for loan losses
      to non-performing loans                              427.59%       381.80%       466.22%

The ratio of annualized net charge-offs to average loans outstanding remained essentially unchanged at 0.09% for the three months ended March 31, 2002 compared to 0.10% for the year ended December 31, 2001. The allowance for loan losses represented 1.47% of gross loans at March 31, 2002. The allowance for loan losses represented 1.40% of gross loans at December 31, 2001. Loans decreased $4.7 million, or 0.86% from $545.3 million at December 31, 2001 to $540.6 million at March 31, 2002.

The ratio of nonperforming loans to total loans decreased to 0.34% at March 31, 2002 from 0.37% at December 31, 2001. Nonperforming loans and assets to total assets decreased to 0.23% at March 31, 2002 from 0.24% at December 31, 2001. The allowance for loan losses to nonperforming loans represented 427.59% of nonperforming loans at March 31, 2002, an increase from the 381.80% at December 31, 2001.

The nonperforming loans at March 31, 2002 included $385,000 of nonaccrual loans, $1.5 million of accruing loans 90 days or more past due and $28,000 of restructured loans. The nonperforming loans at December 31, 2001 included $407,000 of nonaccrual loans, $1.6 million of accruing loans 90 days or more past due and $28,000 of restructured loans. BancShares had $146,000 of assets classified as other real estate at March 31, 2002. BancShares had $64,000 of assets classified as other real estate at December 31, 2001. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the March 31, 2002 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2002 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' had impaired loans of $229,000 at March 31, 2002 compared to $197,000 at December 31, 2001 and no additional allowances for loan losses were required for these impaired loans.

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

NONINTEREST INCOME

During the three months ended March 31, 2002, BancShares realized a $4.1 million decrease in noninterest income compared to the three months ended March 31, 2001. This decrease was principally the result of net gains on available-for-sale investment securities of $4.3 million in the three months ended March 31, 2001.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance and state assessments, printing and supplies and other expenses, increased $218,000 or 2.98%, from $7.3 million in the three months ended March 31, 2001 to $7.5 million in the three months ended March 31, 2002.

This increase was primarily due to an increase in personnel expense of $278,000, or 8.10%, from $3.4 million at March 31, 2001 to $3.7 million at March 31, 2002, increased occupancy, furniture and equipment expense and other expenses resulting primarily from the opening of one new branch and was offset by a $219,000 reduction in intangibles amortization. The decrease in intangibles amortization expense principally resulted from the reduction of expense related to amortizing intangibles of $166,000 and the absence of amortization expense related to goodwill (see note 1 to Consolidated Financial Statements) which resulted in a reduction of $53,000 for the quarter ending March 31, 2002 compared to the quarter ending March 31, 2001.

INCOME TAXES

In the three months ended March 31, 2002, BancShares had income tax expense of $630,000, a decrease of $420,000 from $1.1 million in the prior year period. This decrease is due to decreased 2002 earnings resulting from the nonrecurring 2001 available-for-sale investment securities transactions discussed above and an increase in the effective tax rate. The resulting effective tax rate for the three months ended March 31, 2002 was 27.91%. The effective tax rate for the three months ended March 31, 2001 was 19.99%. The effective rate for the three months ended March 31, 2002 increased compared to the effective rate for the three months ended March 31, 2001 primarily due to a lower proportion of non-taxable investments. The effective tax rates in 2001 and 2002 differ from the combined federal and state statutory rates of 38.55% for 2001 and 2002 primarily due to tax exempt income.

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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at March 31, 2002.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 2002 was 7.65%. At December 31, 2001, Southern's leverage capital ratio was 7.37%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2002, Southern's Total RBC ratio was 13.29%. At December 31, 2001 the RBC ratio was 12.92%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios reflect increases in assets and liabilities from the many acquisitions Southern has made. Each of the acquisitions required the payment of a premium for the deposits received. Each of these premiums resulted in increased intangible assets, which is deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $10.4 million at March 31, 2002, and $10.1 million at December 31, 2001. Accumulated other comprehensive income consists entirely of unrealized net gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                (Unaudited)
                                                  March 31,     December 31,
                                                    2002           2001
                                               ------------     ------------
  (Dollars in thousands)

Tier 1 capital                                  $   62,557      $   60,458
Total capital                                       73,166          70,916
Risk-adjusted assets                               550,339         548,884
Average tangible assets                            818,019         820,605

Tier 1 capital ratio /(1)/                          11.37%          11.01%
Total capital ratio /(1)/                           13.29%          12.92%
Leverage capital ratio /(1)/                         7.65%           7.37%

/(1)/ These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

At March 31, 2002 and December 31, 2001, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized."

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 25.99% at March 31, 2002 and 26.33% at December 31, 2001.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2002 and for the three months ended March 31, 2001. BancShares has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. BancShares has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2002 jumbo time deposits represented 13.91% of total deposits compared to 14.23% of total deposits at December 31, 2001.

Management believes that BancShares has the ability to generate sufficient amounts of cash to cover normal requirements and any additional needs which may arise, within realistic limitations, and management is not aware of any known demands, commitments or uncertainties that will affect liquidity in a material way.

CONTRACTURAL OBLIGATIONS

As of March 31, 2002
(In thousands)
                                                    Payments due by period
                                                   ------------------------

                                    Less than 1 year    1-3 years    4-5 years  Over 5 years      Total
Deposits                                $687,505         $44,216      $7,559         -           $739,280
Short-term borrowings                     17,064           -            -            -             17,064
Long-term obligations                      -               -            -          23,000          23,000
Lease obligations                             58              77        -            -                135
----------------------------------------------------------------------------------------------------------
   Total contractual obligations        $704,627         $44,293      $7,559      $23,000        $779,479
==========================================================================================================

ACCOUNTING AND OTHER MATTERS

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

BancShares adopted the provisions of Statement 141 as of June 30, 2001 and fully adopted Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.

Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations. In addition, any intangible asset classified as goodwill under Statement 142 will be subjected to a transitional impairment test during the first six months of 2002 based on the level of goodwill as of January 1, 2002. Any impairment losses identified as a result of this transitional impairment test will be recognized in the 2002 statement of income as the effect of a change in accounting principle.

As of March 31, 2002, BancShares had intangible assets totaling $9.1 million. Management evaluated BancShares's existing intangible assets and goodwill as of January 1, 2002 and has made appropriate reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

BancShares determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $229,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the quarter ended March 31, 2001 was $53,000. In accordance with Statement 142, BancShares will perform a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

The remaining intangible assets, totaling $8.9 million at March 31, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $813,000 and $979,000 for the quarters ended March 31, 2002 and 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (Statement 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires BancShares to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. BancShares also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. At this time, BancShares does not believe that the adoption of Statement 143 on January 1, 2003 will have a material impact on its financial condition and results of operations.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. BancShares adoption of this statement on January 1, 2002 did not have a material effect on its consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment as of March 31, 2002. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2002. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2002 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of March 31, 2002.

   (Dollars in thousands, unaudited)                          Maturing in the years ended March 31
                                          2003        2004        2005       2006     2007     Thereafter    Total      Fair Value
Assets
   Loans
     Fixed rate                         128,232      32,426      36,566     38,895   55,972        90,962     383,053     390,040
     Average rate (%)                     8.06%       8.23%       7.90%      7.93%    7.57%         7.73%       7.92%

     Variable rate                       70,876      21,018      15,875     15,698   13,359        20,740     157,566     157,566
     Average rate (%)                     6.53%       6.29%       6.33%      6.21%    5.84%         6.19%       6.34%

   Investment securities
     Fixed rate                          77,155      58,367       6,879      1,592    1,629        37,544     183,166     200,685
     Average rate (%)                     5.44%       3.67%       4.48%      8.44%    8.28%         5.57%       4.92%

Liabilities
     Savings and interest
       bearing checking

     Fixed rate                         244,930         -          -          -         -              -      244,930     244,930
     Average rate (%)                     0.90%         -          -          -         -              -        0.90%

Certificates of deposit
     Fixed rate                         313,862      29,442      12,656      7,559      -              -      363,519     366,318
     Average rate (%)                     2.79%       4.64%       4.38%      5.09%      -              -        3.04%

     Variable rate                        4,147       2,118         -         -         -              -        6,265       6,265
     Average rate (%)                     1.96%       2.00%         -         -         -              -        1.98%

Long-term debt

     Fixed rate                             -          -            -          -        -          23,000      23,000      23,000
     Average rate (%)                       -          -            -          -        -           8.25%       8.25%

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

Outstanding standby letters of credit as of March 31, 2002 and December 31, 2001amounted to $2.3 million and $2.1 million. Outstanding commitments to lend at March 31, 2002 and December 31, 2001 were $169.0 million and $154.6 million. Undisbursed advances on customer lines of credit at March 31, 2002 and December 31, 2001 were $49.3 million and $45.9 million. Outstanding standby letters of credit and commitments to lend at March 31, 2002 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at March 31, 2002 generally expire within one to five years.

At March 31, 2002, commitments to sell loans amounted to $3.4 million. At December 31, 2001 commitments to sell loans amounted to $3.7 million.

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

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of March 31, 2002, which reflected a one year negative interest-sensitivity gap of $265.3 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. As a result of the overall low interest rate environment and customer expectations that the next move in interest rates by the Federal Reserve will be upward, the overall movement in deposits has been to shorter term maturities resulting in both the one-year negative interest sensitivity of financial instruments and the total cumulative negative interest sensitivity gap being slightly higher at March 31, 2002 as compared to December 31, 2001.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                                 March 31, 2002
                                                                                                    Non-Rate
                                                  1-90            91-180         181-365            Sensitive
                                                  Days             Days            Days              & Over
                                                Sensitive        Sensitive       Sensitive            1 year             Total
Earning Assets:
Loans                                         $     128,944      $   30,619       $  39,545           $ 341,511        $  540,619
Investment securities                                20,783          22,171          34,201             106,011           183,166
Temporary investments                                38,430           -               -                    -               38,430
                                           -----------------   -------------   -------------       ------------    ----------------
      Total earning assets                    $     188,157       $  52,790       $  73,746           $ 447,522        $  762,215
                                           =================   =============   =============       ============    ================

Interest-Bearing Liabilities:
Savings and core time deposits                      350,365          62,186          58,713              40,595           511,859
Time deposits of $100,000 and more                   50,946          20,434          20,295              11,180           102,855
Short-term borrowings                                17,064           -               -                     -              17,064
Long-term obligations                               -                 -               -                  23,000            23,000
                                           -----------------   -------------   -------------         ------------    --------------
      Total interest bearing liabilities      $     418,375      $   82,620       $  79,008           $  74,775        $  654,778
                                           =================   =============   =============         ============    ==============

Interest sensitivity gap                      $    (230,218)     $  (29,830)      $  (5,262)          $ 372,747        $  107,437
                                           =================   =============   =============         ============    ==============

Cumulative interest sensitivity gap           $    (230,218)     $ (260,048)      $(265,310)          $ 107,437        $  107,437
                                           =================   =============   =============         ============    ==============

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

                                          SOUTHERN BANCSHARES (N.C.), INC.

Dated: May 13, 2002                       /s/John C. Pegram, Jr.
                                          --------------------------------
                                          John C. Pegram, Jr.,
                                          President and Chief Executive Officer

Dated: May 13, 2002                       /s/David A. Bean
                                          --------------------------------
                                          David A. Bean,
                                         Secretary, Treasurer and Chief
                                         Financial Officer