Form 10-Q
period 2002-06-30
SOUTHERN BANCSHARES NC INC
filed 2002-08-14
CIK 703904

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002                  Commission File No. 0-10852

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

                                 114,104 shares

Part I-FINANCIAL INFORMATION
Item 1-Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                             June 30,               December 31,
                                                                                              2002                     2001
                                                                                        -----------------         ---------------

(Dollars in thousands except per share data)

ASSETS

Cash and due from banks                                                                    $  44,780                $  40,811
Overnight funds sold                                                                          12,485                   22,365
Investment securities: ($95,517 and $87,105 pledged for repurchase agreements, respectively)
  Available-for-sale, at fair value (amortized cost $137,365 and $138,419,
     respectively)                                                                            158,228                  154,932
  Held-to-maturity, at amortized cost (fair value $38,810 and $50,142,                         38,148                   49,351
     respectively)
Loans                                                                                        561,187                  545,300
 Less allowance for loan losses                                                               (8,219)                  (7,636)
                                                                                       -----------------        -----------------
    Net loans                                                                                552,968                  537,664
Premises and equipment                                                                        32,880                   32,683
Intangible assets                                                                              8,336                    9,916
Accrued interest receivable                                                                    5,562                    6,097
Other assets                                                                                     752                    1,409
                                                                                       -----------------        -----------------
        Total assets                                                                       $ 854,139                $ 855,228
                                                                                       =================        =================
LIABILITIES
Deposits:

  Noninterest-bearing                                                                       $127,155                $ 128,368
  Interest-bearing                                                                           605,121                  610,291
                                                                                       -----------------        -----------------
        Total deposits                                                                       732,276                  738,659
Short-term borrowings                                                                         18,277                   18,146
Long-term obligations                                                                         23,000                   23,000
Accrued interest payable                                                                       1,802                    3,228
Other liabilities                                                                              5,143                    4,766
                                                                                       -----------------        -----------------
        Total liabilities                                                                      780,498                  787,799
                                                                                       -----------------        -----------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value;
  408,728 shares authorized; 362,581 and 363,373 shares
  issued and outstanding at June 30, 2002 and December
  31, 2001, respectively                                                                       1,766                    1,770
Series  C  non-cumulative  preferred stock,  no  par  value;  43,631 shares authorized;  39,716 shares issued and outstanding at both June 30, 2002 and
December 31, 2001, respectively                                                                  553                      553
Common  stock, $5 par value; 158,485 shares authorized; 114,104 and 114,208 shares issued and outstanding at June 30, 2002 and December 31, 2001,
  respectively                                                                                   570                      571
Surplus                                                                                       10,000                   10,000
Retained earnings                                                                             47,933                   44,388
Accumulated other comprehensive income                                                        12,819                   10,147
                                                                                       -----------------        -----------------
        Total shareholders' equity                                                            73,641                   67,429
                                                                                       -----------------        -----------------
              Total liabilities and shareholders' equity                                   $ 854,139                $ 855,228
                                                                                       =================        =================


             The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   (Unaudited)                    (Unaudited)
                                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                                               2002            2001          2002            2001
                                                                               ----            ----          ----            ----
(Dollars in thousands except share and per share data)

  Interest income:

   Loans                                                                     $10,158        $10,969       $20,239          $21,855
   Investment securities:
     U. S. Government                                                          1,475          2,241         3,135            4,426
     State, county and municipal                                                 307            356           609              815
     Other                                                                       483            169           834              299
                                                                             -------        -------       -------          -------
       Total investment securities interest income                             2,265          2,766         4,578            5,540
   Overnight funds sold                                                          115            287           256              695
                                                                             -------        -------       -------          -------
                Total interest income                                         12,538         14,022        25,073           28,090

  Interest expense:
       Deposits                                                                3,259          6,182         6,951           12,847
       Short-term borrowings                                                      58            131            90              308
       Long-term obligations                                                     518            518         1,035            1,035
                                                                             -------        -------       -------          -------
                  Total interest expense                                       3,835          6,831         8,076           14,190
                                                                             -------        -------       -------          -------
                          Net interest income                                  8,703          7,191        16,997           13,900
       Provision for loan losses                                                 450            250           900              400
                                                                             -------        -------       -------          -------
                          Net interest income after
                             provision for loan losses                         8,253          6,941        16,097           13,500
  Noninterest income:
    Service charges on deposit accounts                                        1,329          1,291         2,598            2,466
    Investment securities gains, net                                             563            297           778            4,624
    Other service charges and fees                                               425            371           814              725
    Sale of credit card portfolio                                                  -            250             -              250
    Gain (loss) on sale of loans                                                  61            (46)           94              (46)
    Other                                                                          3             98            35              243
                                                                             -------        -------       -------          -------
        Total noninterest income                                               2,381          2,261         4,319            8,262

  Noninterest expense:
    Personnel                                                                  3,732          3,490         7,440            6,920
    Data processing                                                              670            617         1,317            1,226
    Intangibles amortization                                                     843            985         1,726            2,017
    Occupancy                                                                    704            623         1,403            1,241
    Furniture and equipment                                                      518            399         1,003              744
    Professional fees                                                            205            157           398              300
    Other                                                                        879          1,156         1,789            2,286
                                                                             -------        -------       -------          -------
        Total noninterest expense                                              7,551          7,427        15,076           14,734
                                                                             -------        -------       -------          -------
  Income before income taxes                                                   3,083          1,775         5,340            7,028
  Income taxes                                                                   910            590         1,540            1,640
                                                                             -------        -------       -------          -------
              Net income                                                       2,173          1,185         3,800            5,388
                                                                             -------        -------       -------          -------
  Other comprehensive income net of tax:

   Unrealized gains arising during period                                      2,751          1,244         3,185            4,993
     Less: reclassification adjustment for
              gains included in net income                                       371            196           513            3,052
                                                                             -------        -------       -------          -------
                Total comprehensive income                                    $2,380         $1,048        $2,672           $1,941
                                                                             =======        =======       =======          =======
  Per share information:
   Net income per common share                                                $18.27          $9.53        $31.75           $45.28
   Cash dividends declared on common shares                                     0.37           0.37          0.75             0.75
   Weighted average common shares outstanding                                114,111        114,933       114,123          115,022
                                                                            ========       ========      ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHERN BANCSHARES  (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands except per share data)
(Unaudited)





                                                                Preferred Stock                                   Common Stock
                                                --------------------------------------------------------   -------------------------
                                                    Series B                           Series C
                                                ---------------------------    -------------------------
                                                  Shares          Amount         Shares        Amount         Shares        Amount
                                                ------------    -----------    ------------   ----------   -------------   ---------
Balance, December 31, 2000                          367,524         $1,790          39,825         $555         115,209         $576
Net income
Purchase and retirement of stock                    (1,562)            (8)                                        (335)          (1)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Unrealized gain on securities
  available-for-sale, net of tax
                                                ------------    -----------    ------------   ----------   -------------   ---------
Balance, June 30, 2001                              365,962         $1,782          39,825         $555         114,874         $575
                                                ============    ===========    ============   ==========   =============   =========


Balance, December 31, 2001                          363,373         $1,770          39,716         $553         114,208         $571
Net income
Purchase and retirement of stock                      (792)            (4)                                        (104)          (1)
Cash dividends:
  Common stock ($.75 per share)
  Preferred B ($.44 per share)
  Preferred C ($.44 per share)
Other
Unrealized gain on securities
  available-for-sale, net of tax
                                                ------------    -----------    ------------   ----------   -------------   ---------
Balance, June 30, 2002                              362,581         $1,766          39,716         $553         114,104         $570
                                                ============    ===========    ============   ==========   =============   =========

                                                                                  Accumulated
                                                                                      Other
                                                                                     Compre-          Total
                                                                     Retained        hensive      Shareholders'
                                                     Surplus         Earnings        Income           Equity
                                                  ----------     ------------    ---------------  ----------------
Balance, December 31, 2000                           $10,000        $36,901          $9,860           $59,682
Net income                                                            5,388                             5,388
Purchase and retirement of stock                                        (65)                              (74)
Cash dividends:
  Common stock ($.75 per share)                                         (85)                              (85)
  Preferred B ($.44 per share)                                         (162)                             (162)
  Preferred C ($.44  per share)                                         (18)                              (18)
Unrealized gain on securities
  available-for-sale, net of tax                                                      1,941             1,941
                                                  -----------    -----------    ------------      ------------
Balance, June 30, 2001                               $10,000        $41,959         $11,801           $66,672
                                                 ===========    ============    ============      ============


Balance, December 31, 2001                           $10,000        $44,388         $10,147           $67,429
Net income                                                            3,800                             3,800
Purchase and retirement of stock                                        (25)                              (30)
Cash dividends:
  Common stock ($.75 per share)                                         (86)                              (86)
  Preferred B ($.44 per share)                                         (159)                             (159)
  Preferred C ($.44 per share)                                          (18)                              (18)
Other                                                                    33                                33
Unrealized gain on securities
  available-for-sale, net of tax                                                      2,672             2,672
                                                  ----------     ------------    ----------       -----------
Balance, June 30, 2002                               $10,000        $47,933         $12,819           $73,641
                                                  ===========   ============    ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)
                                                                                               Six months ended
                                                                                                   June 30,
(Thousands)                                                                              2002                2001
                                                                                      -----------        -----------
OPERATING ACTIVITIES:
Net income                                                                               $  3,800           $  5,388
Adjustments to reconcile net income to net
 cash provided by operating activities:
     Provision for loan losses                                                                900                400
     Investment securities gain, net                                                         (778)            (4,624)
     (Gain) loss on sale of loans                                                             (94)                46
     Loss on sale or abandonment of property and equipment                                     30                 37
     Premium amortization and discount accretion of investments, net                          315                (35)
     Amortization of intangibles                                                            1,726              2,017
     Depreciation                                                                           1,207                757
     Net decrease in accrued interest receivable                                              535                378
     Net decrease in accrued interest payable                                              (1,426)              (379)
     Net increase in intangible assets                                                       (146)                -
     Net decrease (increase) in other assets                                                  823               (764)
     Net increase in other liabilities                                                        377              1,816
                                                                                      -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   7,269              5,037
                                                                                      -----------        -----------
INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities
    available-for-sale                                                                      19,716             25,323
   Proceeds from maturities and issuer calls of investment securities
    held-to-maturity                                                                        22,075             29,803
   Proceeds from sale of investment securities available-for sale                           1,781                 -
   Proceeds from sale of loans                                                             29,118             14,551
   Purchases of investment securities held-to-maturity                                     (6,516)            (7,713)
   Purchases of investment securities available-for-sale                                  (26,014)           (32,000)
   Net increase in loans                                                                  (45,394)           (55,468)
   Purchases of fixed assets                                                               (1,434)            (2,344)
                                                                                      -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                                      (6,668)           (27,848)
                                                                                      -----------        -----------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand and interest-bearing demand deposits                  12,076               (567)
   Net (decrease) increase in time deposits                                               (18,459)            16,591
   Net change in short-term borrowed funds                                                    131               (329)
   Other                                                                                       33                 -
   Cash dividends paid                                                                       (263)              (265)
   Purchase and retirement of stock                                                           (30)               (74)
                                                                                      -----------        -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                           (6,512)            15,356
                                                                                      -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                $ (5,911)          $ (7,455)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                         63,176             55,784
                                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                           $ 57,265           $ 48,329
                                                                                      ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

   Interest                                                                              $  9,502           $ 14,569
   Income taxes                                                                          $  1,180           $  1,287
                                                                                      ===========        ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities available-for-sale, net of deferred tax             $  2,672           $  1,941
Foreclosed loans transferred to other real estate                                        $    166           $     49

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

Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and overnight funds sold. Overnight and federal funds are purchased and sold for one day periods.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The following is a summary of the gross carrying amount and accumulated amortization of amortized intangible assets as of June 30, 2002 and December 31, 2001 and the gross carrying amount of unamortized intangible assets as of June 30, 2002:




                                                   June 30, 2002                                      December 31, 2001
                                                    (Unaudited)
(Dollars in thousands)            Gross Carrying                Accumulated               Gross Carrying              Accumulated
                                     Amount                    Amortization                   Amount                 Amortization
                            ---------------------------------------------------      -----------------------------------------------

Amortized intangible
  assets:
    Branch acquisitions                $20,682                      $13,189                     $20,682                  $11,604
    Mortgage servicing
      rights                             1,667                        1,053                       1,521                      912
                            ---------------------------------------------------      -----------------------------------------------
       Total                           $22,349                      $14,242                     $22,203                  $12,516
                            ===================================================      ===============================================
Unamortized intangible
  assets:
    Goodwill                           $   229                          -                       $   229                      -
                            ===================================================      ===============================================

The remaining intangible assets, totaling $8.1 million at June 30, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement 72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $1.7 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively.

There was no change in the gross carrying amount of unamortized goodwill at June 30, 2002 compared to December 31, 2001.

Amortization expense on identified amortizing intangible assets totaled $1.7 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively. Amortization expense on goodwill for the six months ended June 30, 2001 was $102,000.

The estimated amortization expense for intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                                        Estimated
(Dollars in thousands)                             Amortization Expense
--------------------------------------------------------------------------------
                                    2002               $  3,183
                                    2003               $  2,489
                                    2004               $  1,854
                                    2005               $  1,260
                                    2006               $    640
                          2007 and after               $    161
                                                     ---------------
                                   Total               $  9,587
                                                     ===============

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets and expectations for loan prepayments.

The following table presents the adjusted effect on net income and net income per share excluding the amortization of goodwill for the six months ended June 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                            For the three months                                  For the six months
                                               ended June 30                                       ended June 30
                                                (Unaudited)                                         (Unaudited)

(Dollars in thousands,
 except per share
 data)                              2002                        2001                      2002                           2001
                           ------------------------------------------------     --------------------------------------------------
Net income                         $2,173                     $1,185                    $3,800                          $5,388
Add back:
 Goodwill amortization             $   -                      $   49                    $   -                           $  102
                           ------------------------------------------------     --------------------------------------------------
                                   $2,173                     $1,234                    $3,800                          $5,490
                           ================================================     ==================================================

Earnings per common
 share:
   As reported                     $18.27                     $ 9.53                    $31.75                          $45.28
   Goodwill amortization           $   -                      $ 0.43                    $   -                           $ 0.89
                           ------------------------------------------------     --------------------------------------------------
    Adjusted
     earnings
     per common
     share                         $18.27                     $ 9.96                    $31.75                          $46.17
                           ================================================     ==================================================

                                                                For the years ended December 31
(Dollars in thousands,
 except per share
 data)                                            2001                        2000                      1999
                                            -----------------------------------------------------------------------
Net income                                       $8,241                      $3,734                    $3,679
Add back:
 Goodwill amortization                           $  186                      $  260                    $  509
                                            -----------------------------------------------------------------------
                                                 $8,427                      $3,994                    $4,188
                                            =======================================================================
Earnings per common share:
   As reported                                   $68.66                      $28.51                    $27.56
   Goodwill amortization                         $ 1.62                      $ 2.21                    $ 4.27
                                            -----------------------------------------------------------------------
      Adjusted earnings per common share         $70.28                      $30.72                    $31.83
                                            =======================================================================

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

Note 2. Investment securities
                                                      June 30, 2002
                                -----------------------------------------------------------
(In thousands, unaudited)                         Gross            Gross
                                 Amortized      Unrealized       Unrealized       Fair
                                   Cost           Gains            Losses         Value
                                ------------  --------------  --------------  --------------
SECURITIES HELD-TO-MATURITY:
  U.S. Government                  $18,016           $223           $   -        $18,239
  Obligations of states
    and political subdivisions      20,132            439               -         20,571
                                ------------  --------------  --------------  --------------
                                    38,148            662               -         38,810
                                ------------  --------------  --------------  --------------

SECURITIES AVAILABLE-FOR-SALE:
  U.S. Government                 $103,924          1,414              (1)      $105,337
  Marketable equity securities      11,078         18,892               -         29,970
  Obligations of states
    and political subdivisions       7,656            330             (15)         7,971
  Mortgage-backed securities        14,707            243               -         14,950
                                ------------  --------------  --------------  --------------
                                   137,365         20,879             (16)       158,228
                                ------------  --------------  --------------  --------------
      Totals                      $175,513        $21,541            $(16)      $197,038
                                ============  ==============  ==============  ==============

                                                    December 31, 2001
                                ------------------------------------------------------------
(In thousands, unaudited)                         Gross           Gross
                                 Amortized      Unrealized      Unrealized        Fair
                                    Cost          Gains           Losses          Value
                                ------------  --------------  --------------  --------------
SECURITIES HELD-TO-MATURITY:
  U.S. Government                  $33,057           $468           $   -       $ 33,525
  Obligations of states
    and political subdivisions      16,294            335             (12)        16,617
                                ------------  --------------   -------------  --------------
                                    49,351            803             (12)        50,142
                                -----------   --------------   -------------  --------------

SECURITIES AVAILABLE-FOR-SALE:
  U.S. Government                 $103,840          1,712             (14)      $105,538
  Marketable equity securities      11,044         14,880             (41)        25,883
  Obligations of states
    and political subdivisions       7,916            243             (76)         8,083
  Mortgage-backed securities        15,619             59            (250)        15,428
                                -----------   --------------  --------------  --------------
                                   138,419         16,894            (381)       154,932
                                -----------   --------------  --------------  --------------
      Totals                      $187,770        $17,697           $(393)      $205,074
                                ============  ==============  ==============  ==============

Note 4.  ALLOWANCE FOR LOAN LOSSES

                                                    (Unaudited)
 (Dollars in thousands)                       Six Months Ended June 30,
                                       ----------------------------------------
                                             2002                   2001
                                       -----------------      -----------------
 Balance at beginning of year                 $7,636                 $7,284
   Provision for loan losses                     900                    400
   Loans charged off                            (404)                  (351)
   Loan recoveries                                87                     58
   Sale of credit card portfolio                   -                   (95)
                                       -----------------      -----------------
 Balance at end of the period                 $8,219                 $7,296
                                       =================      =================

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

Note 5. EARNINGS PER COMMON SHARE

                                                   (Unaudited)                             (Unaudited)
 (Dollars in thousands)                     Three Months Ended June 30,              Six Months Ended June 30,
                                         --------------------------------   -----------------------------------------
                                             2002             2001                 2002                  2001
                                         -------------  -----------------   ------------------  ---------------------
 Net income                               $  2,173          $   1,185            $   3,800              $   5,388
 Less: Preferred dividends                     (88)               (90)                (177)                  (180)
                                         -------------  -----------------   ------------------  ---------------------
 Net income applicable to common shares   $  2,085          $   1,095            $   3,623              $   5,208
                                         =============  =================   ==================  =====================

 Weighted average common shares
  outstanding during the period            114,111            114,933              114,123                115,022
                                         =============  =================   ==================  =====================

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2002, beneficially owned 32,856 shares, or 28.79%, of BancShares' outstanding common stock and 4,966 shares, or 1.38%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.03%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2002, beneficially owned 2,529,080 shares, or 28.75%, and 1,404,121 shares, or 15.96%, of the Corporation's outstanding Class A common stock, and 650,678 shares, or 38.66%, and 199,052 shares, or 11.83%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.22%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company ("First Citizens"). In May 2001 Southern sold its $3.2 million credit card portfolio to First Citizens, recording a gain of approximately $250,000 on the sale. Southern continues to offer its customers a credit card with the Southern Bank brand through First Citizens but the loans are owned by First Citizens.

The following table lists the various charges paid to the Corporation during the six months ended June 30, 2002 and the six months ended June 30, 2001:



(Dollars in thousands)                                (Unaudited)
                                                Six Months Ended June 30,
                                           ------------------------------------
                                                 2002               2001
                                           -----------------  -----------------
 Data and item processing                         $1,146             $1,160
 Forms, supplies and equipment                       266                314
 Trustee for employee benefit plans                   31                 32
 Consulting fees                                      48                 51
 Other services                                       91                 63
                                           -----------------  -----------------
                                                  $1,582             $1,620
                                           =================  =================

                                       10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED 2002 VS. SIX MONTHS ENDED 2001

INTRODUCTION

The net income of BancShares decreased approximately $1.6 million from $5.4 million in the first six months of 2001 to $3.8 million in the first six months of 2002, a decrease of 29.47%. This decrease resulted primarily from $4.6 million of gains on available-for-sale securities in 2001 that exceeded securities gains of $778,000 recorded in 2002. Increased support staff and the opening of a new home office in September 2001 resulted in increased operating expenses for the six months ended June 30, 2002. The opening of a new branch in January 2002 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the six months ended June 30, 2002.

Per share net income available to common shares for the first six months of 2002 was $31.75, a decrease of $13.53, or 29.88%, from $45.28 for the first six months of 2001. The annualized return on average equity decreased to 10.84%, for the period ended June 30, 2002, from 11.49% for the period ended June 30, 2001 and the annualized return on average assets decreased to 0.89%, for the period ended June 30, 2002, from 0.90% for the period ended June 30, 2001.

At June 30, 2002, BancShares' assets totaled $854.1 million, a decrease of $1.1 million, or 0.13%, from the $855.2 million reported at December 31, 2001. During this six month period, cash and due from banks increased $4.0 million, or 9.73% from $40.8 million to $44.8 million. During this six month period, overnight funds sold decreased $9.9 million, or 44.18% from $22.4 million to $12.5 million. During this six month period, loans increased $15.9 million, or 2.91%, from $545.3 million to $561.2 million. During the six months ended June 30, 2002 investment securities decreased $7.9 million, or 4.03% from $204.3 million at December 31, 2001 to $196.4 million at June 30, 2002. Total deposits decreased $6.4 million, or 0.86% from $738.7 million at December 31, 2001 to $732.3 million at June 30, 2002. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern.

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

BancShares' assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares' allowance for loan losses and related matters, see ASSET QUALITY AND PROVISION FOR LOAN LOSSES.

ACQUISITIONS AND CONSOLIDATIONS

Southern did not acquire any additional locations or close and consolidate any existing locations in the six months ended June 30, 2002 or 2001. Southern did open one additional location in an existing market in January 2002.

Southern has signed an agreement with RBC Centura Bank to purchase an existing RBC Centura branch in Scotland Neck, North Carolina. This purchase, subject to regulatory approval, is expected to be completed in the fourth quarter of 2002 and is expected to increase Southern's deposits by approximately $24.5 million and is expected to increase Southern's loans by approximately $5.9 million. Southern expects to pay approximately $2.8 million for this acquisition.

Southern has received regulatory approval to close and consolidate its existing limited service office in Turkey, North Carolina. Southern has a full service Branch located 3.5 miles West and a full service Branch located 5 miles East of the Turkey limited service office. Southern expects to close and consolidate this limited service office in the third quarter of 2002.

Southern has also received regulatory approval to close and consolidate its existing limited service office in Calypso, North Carolina. Southern has a full service Branch located 4.0 miles South and a full service Branch located 3.8 miles North of the Calypso limited service office. Southern expects to close and consolidate this limited service office in the fourth quarter of 2002.

INTEREST INCOME

Interest and fees on loans decreased $1.6 million, or 7.39%, from $21.9 million for the six months ended June 30, 2001 to $20.2 million for the six months ended June 30, 2002. This decrease resulted from lower loan portfolio yields due to the declining interest rate environment in 2001. Average loans for the six months ended June 30, 2002 were $544.1 million, an increase of 6.48% from $511.0 million for the prior year period. This increase in average loans was principally the result of growth within existing branches and one new branch opened in Rocky Mount, North Carolina in January 2002. The yield on the loan portfolio was 7.50% for the six months ended June 30, 2002 and 8.50% for the six months ended June 30, 2001.

Interest income from investment securities, including U.S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $962,000 or 17.36%, and totaled $4.6 million in the six months ended June 30, 2002 and $5.5 million in the six months ended June 30, 2001. This decrease was due to a decrease in the yield on the investment portfolio that more than offset an increase in the volume of average investment securities. Investment securities for the six months ended June 30, 2002 was $204.6 million compared to $188.6 million for the same 2001 period. The increase in volume principally resulted from deposit growth. The yield on investment securities was 5.91% for the six-month period ended June 30, 2001 and 4.94% for the six-month period ended June 30, 2002.

Interest income on overnight funds sold decreased $439,000, or 63.17% from $695,000 for the six months ended June 30, 2001 to $256,000 for the six months ended June 30, 2002. This decrease in income resulted from both a decrease in the average overnight funds sold to $16.2 million for the six months ended June 30, 2002 from an average of $27.4 million for the six months ended June 30, 2001 and a decrease in the yield on overnight funds. The decrease in average overnight funds resulted from an increase in loans. Average overnight funds sold yields decreased to 1.66% for the six months ended June 30, 2002 from 5.04% for the six months ended June 30, 2001.

Total interest income decreased $3.0 million or 10.74%, from $28.1 million for the six months ended June 30, 2001 to $25.1 million for the six months ended June 30, 2002. This decrease was the result of a 106 basis point decrease in average earning asset yields that more than offset an increase of $34.5 million in average earning assets.

As a result of the overall decline in market rates, average earning asset yields for the six months ended June 30, 2002 decreased to 6.64% from the 7.70% yield on average earning assets for the six months ended June 30, 2001. Average earning assets increased from $727.0 million in the six months ended June 30, 2001 to $761.5 million in the six months ended June 30, 2002. This $34.5 million increase in the average earning assets resulted primarily from existing branches and the opening of one new branch in Rocky Mount, North Carolina in January 2002.

INTEREST EXPENSE

Total interest expense decreased $6.1 million, or 43.09%, from $14.2 million in the six months ended June 30, 2001 to $8.1 million for the six months ended June 30, 2002. The principal reasons for this decrease were declines in the cost of funds for both deposit and short-term borrowings. As a result of the overall decline in market rates, BancShares' total cost of funds decreased from 4.44% for the six months ended June 30, 2001 to 2.50% for the six months ended June 30, 2002. Average interest-bearing deposits were $612.6 million in the six months ended June 30, 2002, an increase of $12.7 million from the $599.9 million average in the six months ending June 30, 2001. The increase in interest-bearing deposits was primarily the result of growth within existing branches and the opening of one new branch in January 2002.

NET INTEREST INCOME

Net interest income before provision for loan losses was $17.0 million for the six months ended June 30, 2002 and $13.9 million for the six months ended June 30, 2001.

The interest rate spread for the six months ended June 30, 2002 was 4.14%, an increase of 87 basis points from the 3.27% interest rate spread for the six months ended June 30, 2001. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward more than the average yield on interest-earning assets which had experienced most of its market related adjustments in 2001.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the six months ended June 30, 2002 management recorded $900,000 as a provision for loan losses. Management made a $400,000 addition to the provision for loan losses for the six months ended June 30, 2001. Management increased the provision in consideration of the continued recessionary economy and the increase in net loan charge offs for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

During the first six months of 2002 management charged-off loans totaling $404,000 and received recoveries of $87,000, resulting in net charge-offs of $317,000. During the same period in 2001, $351,000 in loans were charged-off and recoveries of $58,000 were received, resulting in net charge-offs of $293,000. The ratio of charge-offs to average loans increased from 0.10% for the year ended December 31, 2001 to an annualized 0.12% for the six months ended June 30, 2002. For the six months ended June 30, 2002 $900,000 was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $583,000 from December 31, 2001. The following table presents comparative Asset Quality ratios of BancShares:

                                                 June 30,             December 31,         June 30,
                                                   2002                   2001               2001
                                             -----------------      -----------------   ---------------

Ratio of annualized net loans charged off
  to average loans                                 0.12%                  0.10%             0.11%

Allowance for loan losses
  to loans                                         1.46%                  1.40%             1.36%

Non-performing loans
  to loans                                         0.25%                  0.37%             0.37%

Non-performing loans and assets
  to total assets                                  0.17%                  0.24%             0.25%

Allowance for loan losses
  to non-performing loans                        596.88%                381.80%           362.99%

The allowance for loan losses represented 1.46% of gross loans at June 30, 2002. The allowance for loan losses represented 1.40% of gross loans at December 31, 2001. The allowance for loan losses to loans ratio was impacted by management's decision to increase the provision for loan losses due to continued declines in economic conditions, an overall increase in the commercial loan portfolio and an overall reduction in the mortgage loan portfolio. Loans increased $15.9 million, or 2.91% from $545.3 million at December 31, 2001 to $561.2 million at June 30, 2002. During the second quarter of 2001 BancShares sold its credit card portfolio. The allowance related to this portfolio was $95,000 at the time of sale in 2001. See the table above for the effect of the sale on the allowance.

The ratio of nonperforming loans to total loans, decreased from 0.37% at December 31, 2001 to 0.25% at June 30, 2002. Nonperforming loans and assets to total assets decreased to 0.17% at June 30, 2002 from 0.24% at December 31, 2001. The allowance for loan losses to nonperforming loans represented 596.88% of nonperforming loans at June 30, 2002, an increase from the 381.80% at December 31, 2001. The above performance improvements resulted primarily from a decrease in nonperforming loans to $1.4 million at June 30, 2002 from $1.9 million at December 31, 2001. The nonperforming loans at June 30, 2002 included $427,000 of nonaccrual loans, $950,000 of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2001 included $407,000 of nonaccrual loans, $1.6 million of accruing loans 90 days or more past due and $28,000 of restructured loans. BancShares had $80,000 of assets classified as other real estate at June 30, 2002. BancShares had $64,000 of assets classified as other real estate at December 31, 2001. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the June 30, 2002 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2002 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' had impaired loans of $282,000 at June 30, 2002 compared to $197,000 at December 31, 2001 and no additional allowances for loan losses were required for these impaired loans.

Management actively maintains a current loan watch list and knows of no other loans which are material and (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to haveserious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

NONINTEREST INCOME

During the six months ended June 30, 2002, BancShares realized a $3.9 million decrease in noninterest income primarily as a result of $4.6 million in gains on the sales of available-for-sale investment securities in the six months ended June 30, 2001 compared to $778,000 in gains on the sales of available-for-sale investment securities in the six months ended June 30, 2002. In May 2001 Southern sold its $3.2 million credit card portfolio, recording a gain of approximately $250,000 on the sale.

Service charges on deposit accounts for the six months ended June 30, 2002 increased $132,000 and other service charges and fees for the six months ended June 30, 2002 increased $89,000 over the six months ended June 30, 2001 primarily as a result of growth within the existing branches and the opening of one new branch in January 2002.

NONINTEREST EXPENSE

Noninterest expense increased $342,000 or 2.32%, from $14.7 million in the six months ended June 30, 2001 to $15.1 million in the six months ended June 30, 2002.

This increase was primarily due to an increase in personnel expense of $520,000, or 7.51%, from $6.9 million at June 30, 2001 to $7.4 million at June 30, 2002 and increased occupancy and furniture and equipment expense resulting principally from the opening of a new branch in January 2002 offset by a $432,000 reduction in intangibles amortization. The decrease in intangibles amortization expense principally resulted from the reduction of expense related to amortizing intangibles of $330,000 and the absence of amortization expense related to goodwill from the adoption of Statement 142 (see note 1 to Consolidated Financial Statements), which resulted in a reduction of $102,000 for the six months ending June 30, 2002 compared to the six months ending June 30, 2001.

INCOME TAXES

In the six months ended June 30, 2002, BancShares had income tax expense of $1.5 million, a decrease of $100,000 from $1.6 million in the prior year period. The majority of this decrease is due to the decline in gains realized on available-for-sale securities sales in the six months ended June 30, 2002 compared to 2001 which was offset by an increase in the effective tax rate. The resulting estimated effective tax rate for the six months ended June 30, 2002 was 28.84% compared to 23.34% for the six months ended June 30, 2001. The effective rate for the six months ended June 30, 2002 increased compared to the effective rate for the six months ended June 30, 2001 primarily due to a lower proportion of non-taxable investments. The effective tax rates in 2002 and 2001 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SECOND QUARTER OF 2002 VS. SECOND QUARTER OF 2001

INTRODUCTION

Net income of BancShares increased $988,000, or 83.38%, and was $1.2 million in the three months ended June 30, 2001 and $2.2 million in the three months ended June 30, 2002. The increase in net income for the quarter ended June 30, 2002 resulted principally from increased net interest income.

Per share net income available to common shares for the three months ended June 30, 2002 was $18.27, an increase of $8.74, or 91.71%, from $9.53 in the three months ended June 30, 2001.

ACQUISITIONS AND CONSOLIDATIONS

Southern had no acquisitions in the three months ended June 30, 2001 or the three months ended June 30, 2002. Southern did not close and consolidate any locations in the three months ended June 30, 2001 or the three months ended June 30, 2002.

INTEREST INCOME

Interest and fees on loans decreased $811,000, or 7.39%, from $11.0 million for the quarter ended June 30, 2001 to $10.2 million for the quarter ended June 30, 2002. This decrease was due to lower 2002 interest rates, which more than offset the increase in average interest earning assets. Average loans for the quarter ended June 30, 2002 were $550.7 million, an increase of 5.54% from $521.8 million for the prior year quarter. The yield on the loan portfolio was 8.38% for the three months ended June 30, 2001 and 7.38% for the three months ended June 30, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $501,000, or 18.11%, from $2.8 million in the three months ended June 30, 2001 to $2.3 million in the three months ended June 30, 2002. This decrease was due to lower yields. Loan growth resulted in decreased average investment securities for the quarter ended June 30, 2002 to $186.1 million as compared to $188.5 million for the same 2001 quarter. The yield on investment securities was 5.92% for the quarter ended June 30, 2001 and 4.92% for the quarter ended June 30, 2002.

Interest income on overnight funds sold decreased $172,000, or 59.93%, from $287,000 for the quarter ended June 30, 2001 to $115,000 for the quarter ended June 30, 2002. This decrease in income resulted from a decrease in rates that more than offset the effect of an increase in average overnight funds. The volume increase resulted primarily from increased deposits. The average overnight funds sold was $24.3 million for the quarter ended June 30, 2001 compared to an average of $25.4 million for the quarter ended June 30, 2002. Average overnight federal funds sold yields were 1.79% for the quarter ended June 30, 2002 down from 4.66% for the quarter ended June 30, 2001.

Total interest income decreased $1.5 million, or 10.58%, from $14.0 million for the quarter ended June 30, 2001 to $12.5 million for the quarter ended June 30, 2002. This decrease was primarily the result of decreased average earning asset yields.

Average earning asset yields for the quarter ended June 30, 2002 decreased to 6.60% from the 7.62% yield on average earning assets for the quarter ended June 30, 2001. Average earning assets increased from $734.6 million in the quarter ended June 30, 2001 to $763.2 million in the quarter ended June 30, 2002. This $28.6 million increase in the average earning assets resulted primarily from growth within existing branches and the opening of one new branch in January 2002.

INTEREST EXPENSE

Total interest expense decreased $3.0 million or 43.86%, from $6.8 million in the three months ended June 30, 2001 to $3.8 million for the second quarter ended June 30, 2002. The principal reason for this decrease was lower costs of both deposits and short-term borrowings.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.7 million for the three months ended June 30, 2002 and $7.2 million for the three months ended June 30, 2001.

The interest rate spread for the quarter ended June 30, 2002 was 4.23%, an increase of 86 basis points from the 3.37% interest rate spread for the quarter ended June 30, 2001. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward more than the average yield on interest-earning assets which had experienced most of its market related adjustments in 2001.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2002 management recorded $450,000 as a provision for loan losses. Management recorded a $250,000 provision for loan losses for the quarter ended June 30, 2001. Management increased the provision in consideration of loan growth and the continued overall recession of the economy.

During the three months ended June 30, 2002 management charged-off loans totaling $238,000 and received recoveries of $41,000, resulting in net charge-offs for the three months ended June 30, 2002 of $197,000. During the three months ended June 30, 2001, $345,000 in loans were charged-off and recoveries of $20,000 were received, resulting in net charge-offs of $325,000 for the three months ended June 30, 2001.

NONINTEREST INCOME

During the three months ended June 30, 2002, BancShares' noninterest income increased $120,000 principally as a result of the sale of available-for-sale securities. Service charges on deposit accounts for the three months ended June 30, 2002 increased $38,000 and other service charges and fees for the three months ended June 30, 2002 increased $54,000 from the three months ended June 30, 2001 primarily as a result of growth within the existing branches. The decrease in other income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is primarily the result of the 2001 sale of the credit card loan portfolio for a gain of approximately $250,000.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $124,000 or 1.67%, from $7.4 million in the three months ended June 30, 2001 to $7.6 million in the three months ended June 30, 2002.

This increase was primarily due to an increase in personnel expense of $242,000, or 6.93%, from $3.5 million for the quarter ended June 30, 2001 to $3.7 million for the quarter ended June 30, 2002 and increased occupancy and furniture and equipment expense resulting principally from the opening of one new branch in January 2002.

INCOME TAXES

In the three months ended June 30, 2002, BancShares had income tax expense of $910,000, an increase of $320,000 from $590,000 in the prior year quarter. This increase is due primarily to increased earnings as the estimated effective tax rate decreased to 29.52% for the quarter ended June 30, 2002 from 33.24% for the quarter ended June 30, 2001. The effective tax rate for the quarters ended June 30, 2002 and 2001 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. Southern Capital Trust I (the "Trust"), a statutory business trust issued $23.0 million of 8.25% Capital Securities ("the Capital Securities") in June 1998 maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the "Junior Debentures"), which upon consolidation of BancShares are eliminated. The Junior Debentures are the primary assets of the Trust. BancShares irrevocably and unconditionally guarantees the Trust's obligations.

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at June 30, 2002.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at June 30, 2002 was 7.93%. At December 31, 2001, Southern's leverage capital ratio was 7.37%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2002, Southern's Total RBC ratio was 13.39%. At December 31, 2001 the RBC ratio was 12.92%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $12.8 million at June 30, 2002, and $10.1 million at December 31, 2001. Accumulated other comprehensive income consists entirely of unrealized gains on securities available-for-sale, net oftaxes. Although a part of total shareholders' equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                     June 30,
                                      2002
                                  --------------
(Dollars in thousands)
Tier 1 capital                      $ 64,791
Total capital                         75,980
Risk-adjusted assets                 567,644
Average tangible assets              816,886

Tier 1 capital ratio  (1)              11.41%
Total capital ratio  (1)               13.39%
Leverage capital ratio  (1)             7.93%

(1) These ratios exceed the minimum ratios required for a bank to be classified as "well capitalized" as defined by the FDIC.

At June 30, 2002 and December 31, 2001, BancShares was also in compliance with its regulatory capital requirements and all of its regulatory capital ratios exceeded the minimum ratios required by the regulators to be classified as "well capitalized."

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 20.64% at June 30, 2002 and 26.33% at December 31, 2001.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2002 and for the six months ended June 30, 2001. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2002 jumbo time deposits represented 13.27% of total deposits. At December 31, 2001 jumbo time deposits represented 14.23% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2002
(In thousands)

                                                         Payments due by period
                                                         ----------------------
                                   Less than 1 year    1-3 years    4-5 years   Over 5 years      Total
Deposits                              $673,901           $47,848      $10,527             -    $732,276
Short-term borrowings                   18,277                 -            -             -      18,277
Long-term obligations                        -                 -            -         23,000     23,000
Lease obligations                           57                64            -             -         121
-------------------------------------------------------------------------------------------------------
   Total contractual obligations      $692,235           $47,912      $10,527        $23,000   $773,674
=======================================================================================================

                                       23

ACCOUNTING AND OTHER MATTERS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

As of June 30, 2002, BancShares had intangible assets totaling $8.3 million. Management evaluated BancShares's existing intangible assets and goodwill as of January 1, 2002 and has made appropriate reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

BancShares determined that upon adoption of Statement 142 on January 1, 2002, BancShares had $229,000 of goodwill that will no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the six months ended June 30, 2001 was $102,000. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and hereafter.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than bysale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for fiscal years beginning after December 15, 2001. BancShares adoption of this statement on January 1, 2002 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on BancShares is not known at this time.

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

OTHER MATTERS

Southern has signed an agreement with RBC Centura Bank to purchase an existing RBC Centura Branch in Scotland Neck, North Carolina. This purchase, subject to regulatory approval, is expected to be completed in the fourth quarter of 2002 and is expected to increase Southern's deposits by approximately $21.8 million and isexpected to increase Southern's loans by approximately $5.6 million. Southern expects to pay approximately $2.5 million for this acquisition.

Southern has received regulatory approval to close and consolidate its existing limited service office in Turkey, North Carolina. Southern has a full service Branch located 3.5 miles West and a full service Branch located 5 miles East of the Turkey limited service office. Southern expects to close and consolidate this limited service office in the third quarter of 2002.

Southern has also received regulatory approval to close and consolidate its existing limited service office in Calypso, North Carolina. Southern has a full service Branch located 4.0 miles South and a full service Branch located 3.8 miles North of the Calypso limited service office. Southern expects to close and consolidate this limited service office in the fourth quarter of 2002.

Management is not aware of any other trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment as of June 30, 2002. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of June 30, 2002. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2003 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2002. The overall estimated fair market value of financial instruments, as compared to statement amounts have decreased at June 30, 2002 as compared to December 31, 2001. Overall loan maturities are shorter, deposit maturities are longer and overall rates have declined significantly at June 30, 2002.

     (Dollars in thousands, unaudited)
                                                Maturing in the years ended June 30
                                       2003                2004              2005          2006           2007
Assets
      Loans
          Fixed rate                 $125,546             $32,171          $34,852       $46,894         $55,049
          Average rate (%)              7.97%               8.16%            7.86%         7.86%           7.50%

         Variable rate                $81,790             $22,647          $16,802       $17,618         $20,513
          Average rate (%)              6.34%               6.24%            5.80%         6.14%           5.96%

       Investment securities

          Fixed rate                  $77,198             $58,541           $1,697        $1,629            $953
          Average rate (%)              4.70%               3.60%            8.48%         8.28%           8.18%


Liabilities
         Savings and interest
             bearing checking

          Fixed rate                 $242,908                  -                -              -              -
          Average rate (%)              0.90%                  -                -              -              -

Certificates of deposit

          Fixed rate                 $300,608             $24,679          $20,881        $9,813              -
          Average rate (%)              2.70%               3.63%            4.24%         5.50%              -

         Variable rate                 $3,944              $2,288              -              -               -
          Average rate (%)              2.13%               2.23%              -              -               -

Long-term debt

          Fixed rate                        -                  -               -              -               -
          Average rate (%)                  -                  -               -              -               -

                                      Thereafter          Total          Fair Value
Assets
      Loans
          Fixed rate                     $90,101         $384,613         $386,098
          Average rate (%)                 7.75%            7.86%

         Variable rate                   $17,204         $176,574         $176,574
          Average rate (%)                 5.95%            6.17%

       Investment securities

          Fixed rate                     $35,495         $175,513         $197,038
          Average rate (%)                 5.77%            4.64%


Liabilities
         Savings and interest
             bearing checking

          Fixed rate                        -            $242,908         $242,908
          Average rate (%)                  -               0.90%

Certificates of deposit

          Fixed rate                        -            $355,981         $365,243
          Average rate (%)                  -               2.94%

         Variable rate                      -              $6,232           $6,232
          Average rate (%)                  -               2.17%

Long-term debt

          Fixed rate                      23,000          $23,000          $23,230
          Average rate (%)                 8.25%            8.25%

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

Outstanding standby letters of credit as of June 30, 2002 and December 31, 2001amounted to $2.3 million and $2.1 million. Outstanding commitments to lend at June 30, 2002 and December 31, 2001 were $158.2 million and $154.6 million. Undisbursed advances on customer lines of credit at June 30, 2002 and December 31, 2001 were $48.6 million and $45.9 million. Outstanding standby letters of credit and commitments to lend at June 30, 2002 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at June 30, 2002 generally expire within one to five years.

At June 30, 2002, commitments to sell loans amounted to $2.6 million. At December 31, 2001 commitments to sell loans amounted to $3.7 million.

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

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of June 30, 2002, which reflected a one year negative interest-sensitivity gap of $268.7 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. As a result of the overall low interest rate environment and customer expectations that the next move in interest rates by the Federal Reserve will be upward, the overall movement in deposits has been to shorter term maturities resulting in both the one-year negative interest sensitivity of financial instruments and the total cumulative negative interest sensitivity gap being slightly higher at June 30, 2002 as compared to December 31, 2001.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                                June 30, 2002
                                                                                          Non-Rate
                                             1-90             91-180          181-365     Sensitive
                                             Days              Days             Days        & Over
                                           Sensitive         Sensitive        Sensitive     1 year        Total

Earning Assets:

Loans                                     $ 138,660        $  40,611        $  28,065     $ 353,851       $561,187
Investment securities                        22,148           19,729           35,321        98,315        175,513
Temporary investments                        12,485                -               -             -          12,485
                                        ---------------  ---------------  --------------  ------------  ----------------
      Total earning assets                $ 173,293        $  60,340        $  63,386     $ 452,166       $749,185
                                        ===============  ===============  ==============  ============  ================

Interest-Bearing Liabilities:

Savings and core time deposits              318,441           74,537           70,504        44,437       507,919

Time deposits of $100,000 and more           33,763           24,889           25,326        13,224        97,202

Short-term borrowings                        18,277               -                              -         18,277
                                                                                   -
Long-term obligations                            -                -                -         23,000         23,000
                                        ---------------   --------------   -------------   -----------  ----------------
      Total interest bearing
       liabilities                        $ 370,481        $  99,426        $  95,830      $ 80,661       $646,398
                                        ===============   ==============   =============   ===========  ================

Interest sensitivity gap                  $(197,188)       $ (39,086)       $ (32,444)     $371,505       $102,787
                                        ===============   ==============   =============   ===========  ================

Cumulative interest sensitivity gap       $(197,188)       $(236,274)       $(268,718)     $102,787       $102,787
                                        ===============   ==============   =============   ===========  ================

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

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 17, 2002 the annual meeting of shareholders was held. Seventeen Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified and KPMG LLP was ratified as BancShares' independent accountants for 2002.

Matter                   For  Against  Withheld    Abstentions   Broker Non-Votes
ELECTION OF DIRECTORS:

Bynum R. Brown           96,049    0       775         0                0
William H. Bryan         96,049    0       775         0                0
Robert J. Carroll        96,049    0       775         0                0
Hope H. Connell          96,026    0       798         0                0
J. Edwin Drew            96,049    0       775         0                0
Moses B. Gilliam, Jr.    96,049    0       775         0                0
LeRoy C. Hand, Jr.       96,049    0       775         0                0
Frank B. Holding         96,026    0       798         0                0
M. J. McSorley           96,049    0       775         0                0
W. Hunter Morgan         96,049    0       775         0                0
John C. Pegram, Jr.      96,049    0       775         0                0
Charles I. Pierce, Sr.   96,049    0       775         0                0
W. A. Potts              96,049    0       775         0                0
Charles L. Revelle, Jr.  96,049    0       775         0                0
Charles O. Sykes         96,049    0       775         0                0
John N. Walker           96,049    0       775         0                0
R. S. Williams           96,049    0       775         0                0

RATIFICATION OF INDEPENDENT ACCOUNTANTS:

Matter                   For   Against  Withheld   Abstentions   Broker Non-Votes
KPMG LLP                96,149    23        0         652               0

Item 6 - Exhibits:

3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

3.2 Registrant's Bylaws (filed as exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14
    (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SOUTHERN BANCSHARES (N.C.), INC.



August 12, 2002                    /s/ John C. Pegram, Jr.
---------------                    ----------------------------------------
       Date                        John C. Pegram, Jr.,
                                   President and Chief Executive Officer


August 12, 2002                    /s/ David A. Bean
----------------                   ----------------------------------------
       Date                        David A. Bean,
                                   Secretary, Treasurer and Chief Financial
                                   Officer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-Q filed by Southern BancShares (N.C.), Inc. (the "issuer") for the quarter ended June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the issuer on the dates and for the periods presented therein.

Date: August 12, 2002             /s/ John C. Pegram, Jr.
                                  ----------------------------------------
                                  John C. Pegram, Jr.,
                                  President and Chief Executive Officer


Date: August 12, 2002            /s/ David A. Bean
                                 -----------------------------------------
                                 David A. Bean,
                                 Secretary, Treasurer and Chief Financial
                                 Officer