Form 10-Q
period 2002-09-30
SOUTHERN BANCSHARES NC INC
filed 2002-11-14
CIK 703904

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002     Commission File No. 0-10852

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

                                  Yes X  No ___
                                     ---

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the quarter covered by this report.

                                 113,914 shares

Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                               (Unaudited)
                                                                                              September 30,        December 31,
                                                                                                  2002                 2001
                                                                                              -------------        ------------
(Dollars in thousands except per share data)
ASSETS
Cash and due from banks                                                                       $      41,479        $     40,811
Overnight funds sold                                                                                  7,535              22,365
Investment securities:
   Available-for-sale, at fair value (amortized cost $146,144 and $138,419, respectively)           166,065             154,932
   Held-to-maturity, at amortized cost (fair value $29,092 and $50,142, respectively)                28,422              49,351
Loans                                                                                               595,415             545,300
   Less allowance for loan losses                                                                    (8,646)             (7,636)
                                                                                              -------------        ------------
      Net loans                                                                                     586,769             537,664
Premises and equipment                                                                               32,210              32,683
Intangible assets                                                                                     7,607               9,916
Accrued interest receivable                                                                           5,890               6,097
Other assets                                                                                            545               1,409
                                                                                              -------------        ------------
          Total assets                                                                        $     876,522        $    855,228
                                                                                              =============        ============

LIABILITIES
Deposits:
   Noninterest-bearing                                                                        $     137,216        $    128,368
   Interest-bearing                                                                                 617,523             610,291
                                                                                              -------------        ------------
      Total deposits                                                                                754,739             738,659
Short-term borrowings                                                                                16,914              18,146
Long-term obligations                                                                                23,000              23,000
Accrued interest payable                                                                              1,803               3,228
Other liabilities                                                                                     4,668               4,766
                                                                                              -------------        ------------
      Total liabilities                                                                             801,124             787,799
                                                                                              -------------        ------------

SHAREHOLDERS' EQUITY
Series B non-cumulative preferred stock, no par value; 408,728 shares authorized;
   360,961 and 363,373 shares issued and outstanding at September 30, 2002 and
   December 31, 2001, respectively                                                                    1,758               1,770
Series C non-cumulative preferred stock, no par value; 43,631 shares authorized; 39,716
   shares issued and outstanding at both September 30, 2002 and December 31, 2001                       553                 553
Common stock, $5 par value; 158,485 shares authorized; 113,914 and 114,208 shares
   issued and outstanding at September 30, 2002 and December 31, 2001, respectively                     570                 571
Surplus                                                                                              10,000              10,000
Retained earnings                                                                                    50,276              44,388
Accumulated other comprehensive income                                                               12,241              10,147
                                                                                              -------------        ------------
   Total shareholders' equity                                                                        75,398              67,429
                                                                                              -------------        ------------

      Total liabilities and shareholders' equity                                              $     876,522        $    855,228
                                                                                              =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
           INCOME

                                                                           (Unaudited)                        (Unaudited)
                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                    2002              2001             2002              2001
                                                                    ----              ----             ----              ----
(Dollars in thousands except share and per share data)
Interest income:
Loans                                                           $   10,447         $  11,015        $  30,686          $ 32,870
Investment securities:
    U.S. Government                                                  1,284             2,135            4,419             6,561
    State, county and municipal                                        294               318              903             1,133
    Other                                                              409                70            1,243               369
                                                                ----------         ----------       ---------          --------
            Total investment securities interest income              1,987             2,523            6,565             8,063
Overnight funds sold                                                   104               256              360               951
                                                                ----------         ----------       ---------          --------
                         Total interest income                      12,538            13,794           37,611            41,884

Interest expense:
       Deposits                                                      3,223             5,800           10,174            18,687
       Short-term borrowings                                            70               104              160               372
       Long-term obligations                                           518               518            1,553             1,553
                                                                ----------         ----------       ---------          --------
             Total interest expense                                  3,811             6,422           11,887            20,612
                                                                ----------         ----------       ---------          --------
                     Net interest income                             8,727             7,372           25,724            21,272
      Provision for loan losses                                        450               250            1,350               650
                                                                ----------         ----------       ---------          --------
                     Net interest income after
                       provision for loan losses                     8,277             7,122           24,374            20,622

Noninterest income:
    Service charges on deposit accounts                              1,426             1,293            4,024             3,759
    Other service charges and fees                                     455               375            1,269             1,100
    Investment securities gains, net                                   484                 -            1,262             4,624
    Gain on sale of loans                                              360               244              454               198
    Other                                                              125                57              160               540
                                                                ----------         ----------       ---------          --------
             Total noninterest income                                2,850             1,969            7,169            10,221

Noninterest expense:
    Personnel                                                        3,741             3,537           11,181            10,457
    Intangibles amortization                                           590               940            2,316             2,957
    Occupancy                                                          752               658            2,155             1,899
    Data processing                                                    708               617            2,025             1,843
    Furniture and equipment                                            428               442            1,431             1,186
    Professional fees                                                  146               120              544               420
    Other                                                            1,260               839            3,049             3,115
                                                                ----------         ----------       ---------          --------
             Total noninterest expense                               7,625             7,153           22,701            21,877
                                                                ----------         ----------       ---------          --------
Income before income taxes                                           3,502             1,938            8,842             8,966
Income taxes                                                           976               690            2,516             2,330
                                                                ----------         ----------       ---------          --------
                     Net income                                      2,526             1,248            6,326             6,636
                                                                ----------         ----------       ---------          --------
Other comprehensive income (loss) net of tax:
   Unrealized gains (losses) arising during period                    (898)           (1,921)           2,927             3,071
   Reclassification adjustment for (gains) losses included
    in net income                                                      320                 -              833            (3,052)
                                                                ----------         ----------       ---------          --------
   Other comprehensive (loss) income                                  (578)           (1,921)           2,094                19
                                                                ----------         ----------       ---------          --------
       Total comprehensive income (loss)                        $    1,948         $    (673)       $   8,420          $  6,655
                                                                ==========         ==========       =========          ========
Per share information:
   Net income per common share                                  $    21.36         $   10.07        $   53.10          $  55.41
   Cash dividends declared on common shares                           0.38              0.38             1.13              1.13
   Weighted average common shares outstanding                      113,951           114,796          114,065           114,848
                                                                ==========         ==========       =========          ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Dollars in thousands except per share data)
(Unaudited)

                                                                    Preferred Stock                           Common Stock
                                                  ---------------------------------------------------   ------------------------
                                                           Series B                   Series C
                                                  -------------------------    ----------------------
                                                    Shares         Amount        Shares      Amount        Shares       Amount
                                                  -----------    ----------    ----------   ---------   ------------   ---------
Balance, December 31, 2000                            367,524    $    1,790        39,825   $     555        115,209   $     576
Net income
Purchase and retirement of stock                       (3,751)          (18)         (109)         (2)          (615)         (3)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.67 per share)
  Preferred C ($.67 per share)
Unrealized gain on securities
  available-for-sale, net of tax
                                                  -----------    ----------    ----------   ---------   ------------   ---------
Balance, September 30, 2001                           363,773    $    1,772        39,716   $     553        114,594   $     573
                                                  ===========    ==========    ==========   =========   ============   =========

Balance, December 31, 2001                            363,373    $    1,770        39,716   $     553        114,208   $     571
Net income
Purchase and retirement of stock                       (2,412)          (12)            -           -           (294)         (1)
Cash dividends:
  Common stock ($1.13 per share)
  Preferred B ($.67 per share)
  Preferred C ($.67 per share)
  Other
Unrealized gain on securities
  available-for-sale, net of tax
                                                  -----------    ----------    ----------   ---------   ------------   ---------
Balance, September 30, 2002                           360,961    $    1,758        39,716   $     553        113,914   $     570
                                                  ===========    ==========    ==========   =========   ============   =========

                                                                               Accumulated
                                                                                  Other
                                                                                  Compre-             Total
                                                                  Retained        hensive         Shareholders'
                                                    Surplus       Earnings        Income             Equity
                                                  -----------    ----------    -----------     ------------------
Balance, December 31, 2000                        $    10,000    $   36,901    $     9,860     $           59,682
Net income                                                            6,636                                 6,636
Purchase and retirement of stock                                       (141)                                 (164)
Cash dividends:
  Common stock ($1.13 per share)                                       (130)                                 (130)
  Preferred B ($.67 per share)                                         (246)                                 (246)
  Preferred C ($.67 per share)                                          (26)                                  (26)
Unrealized gain on securities
  available-for-sale, net of tax                                                        19                     19
                                                  -----------    ----------    -----------     ------------------
Balance, September 30, 2001                       $    10,000    $   42,994    $     9,879     $           65,771
                                                  ===========    ==========    ===========     ==================

Balance, December 31, 2001                        $    10,000    $   44,388    $    10,147     $           67,429
Net income                                                            6,326                                 6,326
Purchase and retirement of stock                                        (73)                                  (86)
Cash dividends:
  Common stock ($1.13 per share)                                       (129)                                 (129)
  Preferred B ($.67 per share)                                         (242)                                 (242)
  Preferred C ($.67 per share)                                          (27)                                  (27)
  Other                                                                  33                                    33
Unrealized gain on securities
  available-for-sale, net of tax                                                     2,094                  2,094
                                                  -----------    ----------    -----------     ------------------
Balance, September 30, 2002                       $    10,000    $   50,276    $    12,241     $           75,398
                                                  ===========    ==========    ===========     ==================

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            (Unaudited)
                                                                                                   Nine months ended September 30,
(Dollars in thousands)                                                                                 2002               2001
                                                                                                   -------------       -----------
OPERATING ACTIVITIES:
Net income                                                                                         $       6,326       $     6,636
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                                                            1,350               650
      Investment securities gain, net                                                                     (1,262)           (4,624)
      Gain on sale of loans                                                                                 (454)             (198)
      Premium amortization and discount accretion of investments, net                                        481               (36)
      Loss on sale or abandonment of property and equipment                                                  220                20
      Amortization of intangibles                                                                          2,530             2,957
      Depreciation                                                                                         1,799             1,583
      Net increase in intangible assets                                                                     (221)                -
      Net decrease (increase) in accrued interest receivable                                                 207              (460)
      Net decrease in accrued interest payable                                                            (1,425)             (113)
      Net decrease (increase) in other assets                                                              1,110              (113)
      Net increase (decrease) in other liabilities                                                        (1,412)            1,091
                                                                                                   -------------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                  9,249             7,393
                                                                                                   -------------       -----------

INVESTING ACTIVITIES:
   Proceeds from maturities and issuer calls of investment securities available-for-sale                  27,726            34,378
   Proceeds from maturities and issuer calls of investment securities held-to-maturity                    38,622            40,443
   Proceeds from sale of investment securities available-for-sale                                          2,650                 -
   Proceeds from sales of loans                                                                           44,253            29,019
   Purchases of investment securities held-to-maturity                                                   (13,337)          (13,988)
   Purchases of investment securities available-for-sale                                                 (41,676)          (35,000)
   Net increase in loans                                                                                 (94,500)          (78,416)
   Purchases of fixed assets                                                                              (1,546)           (4,075)
                                                                                                   -------------       -----------

NET CASH USED BY INVESTING ACTIVITIES                                                                    (37,808)          (27,639)
                                                                                                   -------------       -----------

FINANCING ACTIVITIES:
   Net increase in demand and interest-bearing demand deposits                                            21,762            21,181
   Net (decrease) increase in time deposits                                                               (5,682)           19,807
   Net change in short-term borrowed funds                                                                (1,232)            4,606
   Other                                                                                                      33                 -
   Cash dividends paid                                                                                      (398)             (402)
   Purchase and retirement of stock                                                                          (86)             (164)
                                                                                                   -------------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 14,397            45,028
                                                                                                   -------------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               $     (14,162)      $    24,782
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                        63,176            55,784
                                                                                                   -------------       -----------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                     $      49,014       $    80,566
                                                                                                   =============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

   Interest                                                                                        $       9,785       $    20,431
   Income taxes                                                                                    $       2,380       $     1,938
                                                                                                   =============       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities available-for-sale, net of deferred tax                              $       2,094       $        19
                                                                                                   =============       ===========
Foreclosed loans transferred to other real estate                                                  $         246       $       154
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

Goodwill and Other Intangible Assets

In July 2001, The Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of September 30, 2002 and December 31, 2001 and the gross carrying amount of unamortized intangible assets as of September 30, 2002:

                                                 September 30, 2002                           December 31, 2001
                                                     (Unaudited)
(Dollars in thousands)                  Gross Carrying           Accumulated         Gross Carrying         Accumulated
                                            Amount              Amortization             Amount            Amortization
                                       ----------------      ------------------    ------------------    ----------------
Amortized intangible assets:
   Branch acquisitions                  $       20,682        $         13,920      $         20,682      $       11,604
   Mortgage servicing rights                     1,742                   1,126                 1,521                 912
                                       ----------------      ------------------    ------------------    ----------------
            Total                       $       22,424        $         15,046      $         22,203      $       12,516
                                       ================      ==================    ==================    ================

Unamortized intangible assets:
   Goodwill                             $          229                       -      $            229                   -
                                       ================      ==================    ==================    ================


The remaining unamortized intangible assets, totaling $7.6 million at September 30, 2002, relate to acquisitions of branches that are being accounted for in accordance with Statement of Financial Accounting Standards No. 72 (Statement
72), "Accounting for Certain Acquisitions of Banking and Thrift Institutions" and mortgage servicing rights. Statement 72, which was not amended by Statement 142, requires that identified intangible assets and unidentified intangible assets associated with certain acquisitions of branches be amortized into expense. Accordingly, these intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $2.3 million and $3.0 million for the nine months ended September 30, 2002 and 2001, respectively (see discussion of Statement 147 below).

There was no change in the gross carrying amount of unamortized goodwill at September 30, 2002 compared to December 31, 2001.

Amortization expense on goodwill for the nine months ended September 30, 2001 was $146,000.

The scheduled amortization expense for intangible assets (prior to the adoption of Statement 147) at September 30, 2002 for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                                         Scheduled
(Dollars in thousands)                             Amortization Expense
                                                   --------------------
                                          2002        $           3,183
                                          2003                    2,489
                                          2004                    1,854
                                          2005                    1,260
                                          2006                      640
                                2007 and after                      261
                                                   --------------------
                                         Total        $           9,687
                                                   ====================

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales.

The following table presents the adjusted effect on net income and net income per share excluding the amortization of goodwill for the nine months ended September 30, 2002 and 2001 and for the years ended December 31, 2001, 2000 and 1999:

                                                           For the three months         For the nine months
                                                            ended September 30           ended September 30
(Dollars in thousands, except                                  (Unaudited)                  (Unaudited)
 per share data)                                           2002           2001          2002           2001
                                                        ---------     -----------     --------        -------
Net income                                              $   2,526     $     1,248     $  6,326        $ 6,636
Add back: Goodwill amortization                                 -     $        44            -        $   146
                                                        ---------     -----------     --------        -------
                                                        $   2,526     $     1,292     $  6,326        $ 6,782
                                                        =========     ===========     ========        =======

Earnings per common share:
     As reported                                        $   21.36     $     10.07     $  53.10        $ 55.41
     Goodwill amortization                                      -     $      0.38            -        $  1.27
                                                        ---------     -----------     --------        -------
          Adjusted earnings per common share            $   21.36     $     10.45     $  53.10        $ 56.68
                                                        =========     ===========     ========        =======

(Dollars in thousands, except                               For the years ended December 31
 per share data)                                           2001           2000          1999
                                                        ---------     -----------     --------

Net income                                              $   8,241     $     3,734     $  3,679
Add back: Goodwill amortization                               186             260          509
                                                        ---------     -----------     --------
                                                        $   8,427     $     3,994     $  4,188
                                                        =========     ===========     ========

Earnings per common share:
     As reported                                        $   68.66     $     28.51     $  27.56
     Goodwill amortization                                   1.62            2.21         4.27
                                                        ---------     -----------     --------
          Adjusted earnings per common share            $   70.28     $     30.72     $  31.83
                                                        =========     ===========     ========

In September 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147) "Acquisitions of Certain Financial Institutions" which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72 which was adopted in February 1983 to address financial institutions' acquisitions during a period when many of such acquisitions involved "troubled" institutions. Statement 147 also amends Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72.

BancShares will adopt Statement 147 during the fourth quarter of 2002 and will restate its previously issued 2002 financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 to the extent that its prior acquisitions are deemed to be "business combinations" as defined in Emerging Issues Task Force (EITF) Consensus 98-3. BancShares expects to complete this analysis during the fourth quarter of 2002. If all of its prior branch acquisitions are deemed to meet the definition of a "business combination" pursuant to EITF 98-3, its net income for the nine months ended September 30, 2002 would increase by $1.5 million.

Reclassifications

Certain prior year year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

                                                                               (Unaudited)
Note 2. Investment securities                                               September 30, 2002

                                                    -----------------------------------------------------------------
(In thousands)                                                           Gross           Gross
                                                      Amortized       Unrealized       Unrealized          Fair
                                                         Cost            Gains           Losses            Value
                                                    --------------   -------------    ------------    ---------------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                          $        6,006   $         124    $         (1)   $         6,129
         Obligations of states
             and political subdivisions                     22,416             547               -             22,963
                                                    --------------   -------------    ------------    ---------------
                                                            28,422             671              (1)            29,092
                                                    --------------   -------------    ------------    ---------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                                 112,801           1,613               -            114,414
         Marketable equity securities                       11,540          17,321              (3)            28,858
         Obligations of states
            and political subdivisions                       7,656             478               -              8,134
         Mortgage-backed securities                         14,147             512               -             14,659
                                                    --------------   -------------    ------------    ---------------
                                                           146,144          19,924              (3)           166,065
                                                    --------------   -------------    ------------    ---------------
                          Totals                    $      174,566   $      20,595    $         (4)   $       195,157
                                                    ==============   =============    ============    ===============


Note 2. Investment securities                                               December 31, 2001

                                                     ---------------------------------------------------------------
(In thousands)                                                             Gross          Gross
                                                        Amortized       Unrealized      Unrealized        Fair
                                                          Cost             Gains          Losses          Value
                                                     ---------------   -------------   ------------   --------------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                           $        33,057   $         468   $          -   $       33,525
         Obligations of states
             and political subdivisions                       16,294             335            (12)          16,617
                                                     ---------------   -------------   ------------   --------------
                                                              49,351             803            (12)          50,142
                                                     ---------------   -------------   ------------   --------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                                   103,840           1,712            (14)         105,538
         Marketable equity securities                         11,044          14,880            (41)          25,883
         Obligations of states
            and political subdivisions                         7,916             243            (76)           8,083
         Mortgage-backed securities                           15,619              59           (250)          15,428
                                                     ---------------   -------------   ------------   --------------
                                                             138,419          16,894           (381)         154,932
                                                     ---------------   -------------   ------------   --------------
                          Totals                     $       187,770   $      17,697   $       (393)  $      205,074
                                                     ===============   =============   ============   ==============

Note 3. ALLOWANCE FOR LOAN LOSSES

      (Dollars in thousands)                                    (Unaudited)
                                                      Nine Months Ended September 30,
                                                  ---------------------------------------
                                                        2002                  2001
                                                  -----------------     -----------------
    Balance at beginning of year                  $           7,636     $           7,284
      Provision for loan losses                               1,350                   650
      Loans charged off                                        (541)                 (395)
      Loan recoveries                                           201                   220
      Sale of credit card portfolio                               -                   (95)
                                                  -----------------     -----------------
    Balance at end of the period                  $           8,646     $           7,664
                                                  =================     =================

Note 4. Earnings Per Common Share

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

                                                            (Unaudited)                              (Unaudited)
      (Dollars in thousands)                     Three Months Ended September 30,          Nine Months Ended September 30,
                                             ---------------------------------------     ------------------------------------
                                                   2002                  2001                 2002                 2001
                                             -----------------     -----------------     --------------       ---------------
    Net income                               $           2,526     $           1,248     $        6,326       $         6,636
      Less: Preferred dividends                            (92)                  (92)              (269)                 (272)
                                             -----------------     -----------------     --------------       ---------------
    Net income applicable to common shares   $           2,434     $           1,156     $        6,057       $         6,364
                                             =================     =================     ==============       ===============

    Weighted average common shares
      outstanding during the period                    113,951               114,796            114,065               114,848
                                             =================     =================     ==============       ===============

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary (First Citizens). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2002, beneficially owned 32,856 shares, or 28.84%, of BancShares' outstanding common stock and 4,966 shares, or 1.38%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.07%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2002, beneficially owned 2,529,158 shares, or 28.76%, and 1,384,121 shares, or 15.74%, of the Corporation's outstanding Class A common stock, and 650,678 shares, or 38.68%, and 199,052 shares, or 11.83%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.22%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

In May 2001 Southern sold its $3.2 million credit card portfolio to First Citizens, recording a gain of approximately $250,000 on the sale. Southern continues to offer its customers a credit card with the Southern Bank brand through First Citizens but the loans are owned by First Citizens. For the nine months ended September 30, 2002 and 2001, Southern Bank received income of $19,000 and $10,000, respectively, for referring credit card business to First Citizens.

The following table lists the various charges paid to the Corporation during the nine months ended September 30, 2002 and the nine months ended September 30, 2001 in accordance with the aforementioned service contracts:

      (Dollars in thousands)                            (Unaudited)
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2002             2001
                                              -------------    --------------

    Data and item processing                        $1,809            $1,754
    Forms, supplies and equipment                      413               451
    Trustee for employee benefit plans                  45                51
    Consulting fees                                     71                73
    Other services                                     143               101
                                              -------------    --------------

                                                    $2,481            $2,430
                                              =============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 2002 VS. NINE MONTHS ENDED 2001

INTRODUCTION

The net income of BancShares decreased approximately $310,000 from $6.6 million in the first nine months of 2001 to $6.3 million in the first nine months of 2002, a decrease of 4.67%. This decrease resulted primarily from $4.6 million of gains on available-for-sale securities in 2001 that exceeded securities gains of $1.3 million recorded in 2002. Increased support staff and the opening of a new home office in September 2001 resulted in increased operating expenses for the nine months ended September 30, 2002. The opening of a new branch in January 2002 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the nine months ended September 30, 2002.

Per share net income available to common shares for the first nine months of 2002 was $53.10, a decrease of $2.31, or 4.17%, from $55.41 for the first nine months of 2001. The annualized return on average equity decreased to 11.55%, for the period ended September 30, 2002, from 11.76% for the period ended September 30, 2001.

At September 30, 2002, BancShares' assets totaled $876.5 million, an increase of $21.3 million, or 2.49%, from the $855.2 million reported at December 31, 2001. During this nine month period, cash and due from banks increased $668,000, or 1.64% from $40.8 million to $41.5 million. During this nine month period, overnight funds sold decreased $14.8 million, or 66.31% from $22.4 million to $7.5 million. During this nine month period, loans increased $50.1 million, or 9.19%, from $545.3 million to $595.4 million. During the nine months ended September 30, 2002 investment securities decreased $9.8 million, or 4.80% from $204.3 million at December 31, 2001 to $194.5 million at September 30, 2002. Total deposits increased $16.1 million, or 2.18% from $738.7 million at December 31, 2001 to $754.7 million at September 30, 2002. The above changes resulted from both the seasonal impact of the agricultural markets served by Southern and the significantly lower market interest rates during the nine months ended September 30, 2002.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

Southern did not acquire any additional locations in the nine months ended September 30, 2002 or 2001. Southern did open an additional full service branch in Rocky Mount in January 2002 and closed and consolidated its limited service Turkey office in September 2002.

Southern closed and consolidated its limited service Calypso, North Carolina location and acquired an existing RBC Centura branch in Scotland Neck, North Carolina in October 2002. This acquisition increased Southern's deposits by approximately $31.3 million and increased Southern's loans by approximately $4.1 million. Southern paid approximately $2.3 million for this acquisition.

Southern has received approval, pending approval of the North Carolina State Historic Preservation Office, to open a denovo full service Branch in Kenansville, North Carolina. This Branch is expected to open in the first quarter of 2003.

INTEREST INCOME

Interest and fees on loans decreased $2.2 million, or 6.64%, from $32.9 million for the nine months ended September 30, 2001 to $30.7 million for the nine months ended September 30, 2002. This decrease resulted from decreased loan portfolio yields that were not offset by increased average loan balances. Average loans for the nine months ended September 30, 2002 were $554.4 million, an increase of 6.19% from $522.1 million for the prior year period. This increase in average loans was principally the result of growth within the existing branches and the addition of one new branch in January 2002. The yield on the loan portfolio decreased to 7.40% for the nine months ended September 30, 2002 from 8.35% for the nine months ended September 30, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $1.5 million or 18.58%, from $8.1 million in the nine months ended September 30, 2001 to $6.6 million in the nine months ended September 30, 2002. This decrease was due to a decrease in yields for the nine months ended September 30, 2002 that was not offset by an increase in average investment securities. The average investment securities for the nine months ended September 30, 2002 was $202.4 million as compared to $183.0 million for the same 2001 period. The increase in volume principally resulted from decreased average overnight investments. The yield on investment securities was 5.84% for the nine-month period ended September 30, 2001 and 4.77% for the nine-month period ended September 30, 2002.

Interest income on overnight funds sold decreased $591,000, or 62.15%, from $951,000 for the nine months ended September 30, 2001 to $360,000 for the nine months ended September 30, 2002. This decrease in income resulted from both a decrease in the average overnight funds sold to $28.8 million for the nine months ended September 30, 2002 from an average of $29.2 million for the nine months ended September 30, 2001 and a decrease in the average overnight funds sold yields from 4.30% for the nine months ended September 30, 2001, to 1.65% for the nine months ended September 30, 2002.

Total interest income decreased $4.3 million or 10.20%, from $41.9 million for the nine months ended September 30, 2001 to $37.6 million for the nine months ended September 30, 2002. This decrease was the result of a 101 basis point decrease in average earning asset yields and an increase of $32.7 million in average earning assets.

Average earning asset yields for the nine months ended September 30, 2002 decreased to 6.56% from the 7.57% yield on average earning assets for the nine months ended September 30, 2001 as a result of the overall decline in market rates. Average earning assets increased from $734.3 million in the nine months ended September 30, 2001 to $767.0 million in the nine months ended September 30, 2002. This $32.7 million increase in the average earning assets resulted primarily from growth within the existing branches and the opening of a new branch in January 2002.

INTEREST EXPENSE

Total interest expense decreased $8.7 million, or 42.33%, from $20.6 million in the nine months ended September 30, 2001 to $11.9 million for the nine months ended September 30, 2002. The principal reason for this decrease was the overall decrease in the cost of funds. BancShares' total cost of funds decreased from 4.26% for the nine months ended September 30, 2001 to 2.43% for the nine months ended September 30, 2002 as a result of the overall decline in market rates. Average interest-bearing deposits were $613.5 million in the nine months ended September 30, 2002, an increase of $9.2 million from the $604.3 million average in the nine months ending September 30, 2001. The increase in interest-bearing deposits was primarily the result of growth within the existing branches and the opening of one new branch in January 2002.

NET INTEREST INCOME

Net interest income before provision for loan losses was $25.7 million for the nine months ended September 30, 2002 and $21.3 million for the nine months ended September 30, 2001. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward more quickly than the average yield on interest-earning assets.

The interest rate spread for the nine months ended September 30, 2002 was 4.12%, an increase of 81 basis points from the 3.31% interest rate spread for the nine months ended September 30, 2001.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 2002 management recorded $1.4 million as a provision for loan losses. Management recorded a $650,000 provision for loan losses for the nine months ended September 30, 2001. Management increased the provision in consideration of loan growth, increased net loan charge offs and the continued recessionary economy.

During the first nine months of 2002 management charged-off loans totaling $541,000 and received recoveries of $201,000, resulting in net charge-offs of $340,000. During the same period in 2001, $395,000 in loans were charged-off and recoveries of $220,000 were received, resulting in net charge-offs of $175,000. The ratio of net charge-offs to average loans decreased from 0.10% for the year ended December 31, 2001 to an annualized 0.08% for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, $1.4 million was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $1.0 million from December 31, 2001. The following table presents comparative Asset Quality ratios of BancShares:

                                                     September 30,       December 31,       September 30,
                                                         2002               2001                2001
                                                    --------------      -------------      --------------
Ratio of annualized net loans charged off
          to average loans                                   0.08%              0.10%               0.04%

Allowance for loan losses
          to loans                                           1.45%              1.40%               1.40%

Non-performing loans
          to loans                                           0.31%              0.37%               0.40%

Non-performing loans and assets
          to total assets                                    0.24%              0.24%               0.27%

Allowance for loan losses
          to non-performing loans                          463.34%            381.80%             350.76%

The allowance for loan losses represented 1.45% of loans at September 30, 2002 compared to 1.40% of loans at December 31, 2001. The allowance for loan losses to loans ratio was also impacted by the net growth in loans of $50.1 million, or 9.19% from $545.3 million at December 31, 2001 to $595.4 million at September 30, 2002. During the second quarter of 2001 BancShares sold its credit card portfolio which totaled approximately $3.2 million. The allowance related to this portfolio was $95,000 at the time of sale. See footnote 3 to the financial statements for the effect of the sale on the allowance.

The ratio of nonperforming loans to total loans decreased from 0.37% at December 31, 2001 to 0.31% at September 30, 2002. Nonperforming loans and assets to total assets were 0.24% at both September 30, 2002 and December 31, 2001. The allowance for loan losses to nonperforming loans represented 463.34% of nonperforming loans at September 30, 2002, an increase from the 381.80% at December 31, 2001.

Performance improvements resulted primarily from loan growth while maintaining nonperforming loans at $1.9 million and $2.0 million at September 30, 2002 and December 31, 2001, respectively. The nonperforming loans at September 30, 2002 included $428,000 of nonaccrual loans, $1.4 million of accruing loans 90 days or more past due and $26,000 of restructured loans. The nonperforming loans at December 31, 2001 included $407,000 of nonaccrual loans, $1.6 million of accruing loans 90 days or more past due and $28,000 of restructured loans. BancShares had $222,000 of assets classified as other real estate at September 30, 2002. BancShares had $64,000 of assets classified as other real estate at December 31, 2001. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the September 30, 2002 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2002 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares' had impaired loans of $314,000 at September 30, 2002 compared to $197,000 at December 31, 2001. No additional allowances for loan losses were required for these impaired loans.

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

NONINTEREST INCOME

During the nine months ended September 30, 2002, BancShares realized a $3.1 million decrease in noninterest income primarily as a result of $4.6 million in gains on the sales of available-for-sale investment securities in the nine months ended September 30, 2001 compared to $1.3 million in gains on the sales of available-for-sale investment securities in the nine months ended September 30, 2002. In May 2001 Southern sold its $3.2 million credit card portfolio, recording a gain of approximately $250,000 on the sale.

Service charges on deposit accounts for the nine months ended September 30, 2002 increased $265,000 and other service charges and fees for the nine months ended September 30, 2002 increased $169,000 over the nine months ended September 30, 2001 primarily as a result of growth within the existing branches and the one new branch opened January 2002.

NONINTEREST EXPENSE

Noninterest expense increased $824,000 or 3.77%, from $21.9 million in the nine months ended September 30, 2001 to $22.7 million in the nine months ended September 30, 2002.

This increase was primarily due to an increase in personnel expense of $724,000, or 6.92%, from $10.5 million at September 30, 2001 to $11.2 million at September 30, 2002 and increased occupancy, data processing and other expenses resulting principally from the existing branches and one new branch opened in Janaury, 2002 offset by a $641,000 reduction in intangibles amortization. The decrease in intangibles amortization expense principally resulted from the reduction of expense related to amortizing intangibles of $495,000 and the absence of amortization expense related to goodwill from the adoption of Statement 142 (see note 1 to Consolidated Financial Statements), which resulted in a reduction of $146,000 for the nine months ending September 30, 2002 compared to the nine months ending September 30, 2001.

INCOME TAXES

In the nine months ended September 30, 2002 BancShares recorded income tax expense of $2.5 million. In the nine months ended September 30, 2001, BancShares recorded income tax expense of $2.3 million. The resulting effective tax rate for the nine months ended September 30, 2002 was 28.46%. The effective tax rate for the nine months ended September 30, 2001 was 25.99%. The estimated effective tax rate was higher in 2002 due to a decrease in tax-exempt income in 2002 as a percentage of total income before taxes. The effective rate for the nine months ended September 30, 2002 increased compared to the effective rate for the nine months ended September 30. 2001 primarily due to a lower proportion of non-taxable investments. The effective tax rates in 2002 of 28.46% and in 2001 of 25.99% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THIRD QUARTER OF 2002 VS. THIRD QUARTER OF 2001

INTRODUCTION

In the three months ended September 30, 2002, the net income of BancShares increased $1.3 million from $1.2 million in the three months ended September 30, 2001 to $2.5 million in the three months ended September 30, 2002, an increase of 102.40%. The increase in net income for the quarter ended September 30, 2002 is attributed to both an increase in net interest income and noninterest income. In addition, BancShares effective tax rate decreased significantly in the third quarter of 2002 compared to the third quarter of 2001. The third quarter 2002 provision for loan losses was higher than the 2001 provision for loan losses, primarily due to loan growth and the continued slowness of the economy in 2002.

Per share net income available to common shares for the three months ended September 30, 2002 was $21.36, an increase of $11.29, or 112.12%, from $10.07 for the three months ended September 30, 2001.

ACQUISITIONS

Southern had no acquisitions in the quarter ended September 30, 2001 or the quarter ended September 30, 2002.

INTEREST INCOME

Interest and fees on loans decreased $568,000 or 5.16% to 10.4 million for the quarter ended September 30, 2002 from $11.0 million for the quarter ended September 30, 2001. This decrease was due to increased loan balances that did not offset lower loan portfolio yields. Average loans for the quarter ended September 30, 2002 were $574.8 million, an increase of 5.70% from $543.8 million for the prior year quarter. The yield on the loan portfolio was 7.27% for the three months ended September 30, 2002 and 7.96% for the three months ended September 30, 2001.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $536,000, or 21.24%, from $2.5 million in the three months ended September 30, 2001 to $2.0 million in the three months ended September 30, 2002. This decrease was primarily due to an increase in the average investment portfolio that was offset by decreased yields. Average investment securities for the quarter ended September 30, 2002 increased to $178.1 million as compared to $173.6 million for the same 2001 quarter. The yield on investment securities was 5.66% for the quarter ended September 30, 2001 and 4.46% for the quarter ended September 30, 2002.

Interest income on overnight funds sold decreased $152,000, or 59.38%, from $256,000 for the quarter ended September 30, 2001 to $104,000 for the quarter ended September 30, 2002. This decrease in income resulted from both a decrease in volume and a decrease in yield. The average overnight funds sold was $25.0 million for the quarter ended September 30, 2002 compared to an average of $31.2 million for the quarter ended September 30, 2001. Average overnight funds sold yields were 1.68% for the quarter ended September 30, 2002 down from 2.92% for the quarter ended September 30, 2001.

Total interest income decreased $1.3 million, or 9.11%, from $13.8 million for the quarter ended September 30, 2001 to $12.5 million for the quarter ended September 30, 2002. This decrease was primarily the result of a decrease in the yields on average earning assets resulting primarily from the overall lower market interest rates during the quarter ended September 30, 2002.

Average earning asset yields for the quarter ended September 30, 2002 decreased to 6.45% from the 7.24% yield on average earning assets for the quarter ended September 30, 2001. Average earning assets increased from $748.6 million in the quarter ended September 30, 2001 to $777.9 million in the quarter ended September 30, 2002.

INTEREST EXPENSE

Total interest expense decreased $2.6 million from $6.4 million for the three months ended September 30, 2001 to $3.8 million for the three months ended September 30, 2002. Interest expense decreased as the impact of the increased balances was offset by significantly decreased costs of deposits and short-term borrowings.

Interest-bearing liability rates for the quarter ended September 30, 2002 decreased to 2.32% from the 4.34% cost for the quarter ended September 30, 2001. Average interest-bearing liabilities increased from $653.5 million in the quarter ended September 30, 2001 to $655.5 million in the quarter ended September 30, 2002.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.7 million for the three months ended September 30, 2002 and $7.4 million for the three months ended September 30, 2001.

The interest rate spread for the quarter ended September 30, 2002 was 4.10%, an increase of 74 basis points from the 3.36% interest rate spread for the quarter ended September 30, 2001. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward more quickly than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2002 management recorded $450,000 as a provision for loan losses. Management made a $250,000 provision for loan losses for the quarter ended September 30, 2001.

During the three months ended September 30, 2002 management charged-off loans totaling $137,000 and received recoveries of $114,000, resulting in $23,000 of net charge-offs for the three months ended September 30, 2002. During the three months ended September 30, 2001, $44,000 in loans were charged-off and recoveries of $162,000 were received, resulting in net recoveries of $118,000 for the three months ended September 30, 2001. BancShares recorded an increase in the provision for loan losses due to loan growth, the continued overall recession of the economy and the trends in charge-offs for the quarter ended September 30, 2002.

NONINTEREST INCOME

During the three months ended September 30, 2002, BancShares' noninterest income increased $881,000 principally as a result of investment securities gains of $484,000. Service charges on deposit accounts for the three months ended September 30, 2002 increased $133,000 and other service charges and fees for the three months ended September 30, 2002 increased $80,000 over the three months ended September 30, 2001 primarily as a result of growth within the existing branches and one new branch that opened in January 2002. Gains on the sale of loans increased $116,000 over the three months ended September 30, 2001 as a result of the overall favorable third quarter 2002 market interest rate trends.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $472,000 or 6.60%, from $7.2 million in the three months ended September 30, 2001 to $7.6 million in the three months ended September 30, 2002.

This increase was primarily due to an increase in personnel expense of $204,000, or 5.77%, from $3.5 million for the quarter ended September 30, 2001 to $3.7 million for the quarter ended September 30, 2002 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the growth within the existing branches and one new branch that was opened in January 2002 offset by a $350,000 decrease in intangibles amortization for the quarter ended September 30, 2002.

INCOME TAXES

In the three months ended September 30, 2002, BancShares had income tax expense of $976,000, an increase of $286,000 from $690,000 in the prior year quarter. This increase is due to increased earnings as the estimated effective tax rate decreased to 27.87% for the quarter ended September 30, 2002 compared to 35.60% for the quarter ended September 30, 2001. The estimated effective tax rate was revised in 2001 due to a change in management's estimate of taxable income for 2001. During the quarter ended September 30, 2001, management determined that tax exempt income would represent a smaller proportion of total income than previously projected. The effective tax rates for the quarters ended September 30, 2002 of 27.87% and September 30, 2001 of 35.60% differ from the federal statutory rate of 34.00% primarily due to the relative proportion of tax exempt income offset by the September 30, 2001 change in projection noted above.

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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements and is in compliance with those capital adequacy requirements at September 30, 2002.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at September 30, 2002 was 8.09%. At December 31, 2001, Southern's leverage capital ratio was 7.19%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2002, Southern's Total RBC ratio was 11.25%. At December 31, 2001 the RBC ratio was 12.92%. Both of these ratios are greater than the level designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the ratio calculations.

The accumulated other comprehensive income was $12.2 million at September 30, 2002 compared to $10.1 million at December 31, 2001. Comprehensive income consists entirely of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                    September 30,
                                                        2002
                                                   --------------
   (Dollars in thousands)


Tier 1 capital                                       $   67,323
Total capital                                            78,541
Risk-adjusted assets                                    598,502
Average tangible assets                                 832,617

Tier 1 capital ratio (1)                                  11.25%
Total capital ratio (1)                                   13.12%
Leverage capital ratio (1)                                 8.09%

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 18.26% at September 30, 2002 and 26.33% at December 31, 2001.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Southern has never aggressively bid on these deposits. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2002 jumbo time deposits represented 13.98% of total deposits. At December 31, 2001 jumbo time deposits represented 14.23% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2002
(In thousands)

                                                                 Payments due by period
                                                                 ----------------------

                                  Less than 1 year       1-3 years      4-5 years  Over 5 years       Total
                                  ----------------       ---------      ---------  ------------       -----
Deposits                              $686,056            $56,530        $12,153            -        $754,739
Short-term borrowings                   16,914                  -              -            -          16,914
Long-term obligations                        -                  -              -       23,000          23,000
Lease obligations                           52                 73              -            -             125
-------------------------------------------------------------------------------------------------------------
   Total contractual obligations      $703,022            $56,603        $12,153      $23,000        $794,778
=============================================================================================================

ACCOUNTING AND OTHER MATTERS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

As of September 30, 2002, BancShares had intangible assets totaling $7.6 million. Management evaluated BancShares' existing intangible assets and goodwill as of January 1, 2002 and has made appropriate reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

BancShares determined that, upon adoption of Statement 142 on January 1, 2002, BancShares had $229,000 of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during the nine months ended September 30, 2001 was $146,000. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter.

In September 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147) "Acquisitions of Certain Financial Institutions" which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72 which was adopted in February 1983 to address financial institutions' acquisitions during a period when many of such acquisitions involved "troubled" institutions. Statement 147 also amends Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares will adopt Statement 147 during the fourth quarter of 2002 and will restate its previously issued 2002 financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72. To the extent that its prior acquisitions are deemed to be "business combinations" as defined in Emerging Issues Task Force (EITF) Consensus 98.3. BancShares expects to complete this analysis during the fourth quarter of 2002. If all of its prior branch acquisitions are deemed to meet the definition of a "business combination" pursuant to EITF 98.3, its net income for the nine months ended September 30, 2002 would increase by $1.5 million.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for fiscal years beginning after December 15, 2001. BancShares' adoption of this statement on January 1, 2002 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Statements of Financial Accounting Concepts No. 6, Elements of Financial Statements, is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on BancShares is not known at this time.

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

Other Matters

Southern closed and consolidated its limited service Calypso, North Carolina location and acquired an existing RBC Centura branch in Scotland Neck, North Carolina in October 2002. This acquisition increased Southern's deposits by approximately $31.3 million and increased Southern's loans by approximately $4.1 million. Southern paid approximately $2.3 million for this acquisition.

Southern has received approval, pending approval of the North Carolina State Historical Preservation Office, to open a denovo full service Branch in Kenansville, North Carolina. This Branch is expected to open in the first quarter of 2003.

Management is not aware of any other trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment as of September 30, 2002. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of September 30, 2002. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2003 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2002. Overall loan and deposit balance maturities are shorter at September 30, 2002 and overall rates have declined significantly, primarily as a result of market conditions and management's responses thereto.

  (Dollars in thousands, unaudited)                  Maturing in the years ended September 30
                                 2003         2004         2005         2006         2007      Thereafter      Total      Fair Value
Assets
  Loans
    Fixed rate                $ 122,745    $  34,368    $  31,724    $  53,258    $  60,056    $  94,935    $  397,086    $  398,062
    Average rate (%)               7.93%        7.91%        7.75%        7.67%        7.37%        7.34%         7.71%

    Variable rate             $  88,795    $  26,079    $  19,823    $  18,781    $  28,774    $  16,077    $  198,329    $  198,329
    Average rate (%)               6.10%        6.04%        5.75%        5.80%        5.82%        5.99%         5.98%

  Investment securities
    Fixed rate                $  81,942    $  53,426    $   1,547    $   1,579    $     903    $  35,169    $  174,566    $  195,157
    Average rate (%)               4.08%        3.44%        8.28%        8.23%        8.09%        5.90%         4.35%


Liabilities
    Savings and interest
     bearing checking

    Fixed rate                $ 241,802            -            -            -            -            -    $  241,802    $  241,802
    Average rate (%)               0.78%           -            -            -            -            -          0.78%

Certificates of deposit
    Fixed rate                $ 303,036    $  35,768    $  18,685    $  12,153            -            -    $  369,642    $  373,372
    Average rate (%)               2.62%        3.42%        4.30%        5.20%           -            -          2.87%

    Variable rate             $   4,002    $   2,077            -            -            -            -    $    6,079    $    6,079
    Average rate (%)               1.61%        1.64%           -            -            -            -          1.62%

Long-term debt

    Fixed rate                        -            -            -            -            -       23,000    $   23,000    $   23,322
    Average rate (%)                  -            -            -            -            -         8.25%         8.25%

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of September 30, 2002, which reflected a one year negative interest-sensitivity gap of $264.7 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year negative interest sensitivity of financial instruments is significantly higher at September 30, 2002 as compared to December 31, 2001 as a result of deposit customers, in anticipation of higher rates, continuing to invest in primarily short term deposits. The total cumulative negative interest sensitivity gap has also increased at September 30, 2002 as compared to December 31, 2001.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                                    September 30, 2002
                                                                                                       Non-Rate
                                                                1-90         91-180      181-365      Sensitive
                                                                Days          Days         Days         & Over
                                                             Sensitive     Sensitive     Sensitive      1 year         Total
Earning Assets:

Loans                                                       $   136,824   $    51,296   $    23,420  $   383,875   $   595,415
Investment securities                                            19,721        24,193        38,028       92,624       174,566
Temporary investments                                             7,535             -             -            -         7,535
                                                            -----------   -----------   -----------  -----------   -----------
      Total earning assets                                  $   164,080   $    75,489   $    61,448  $   476,499   $   777,516
                                                            ===========   ===========   ===========  ===========   ===========

Interest-Bearing Liabilities:
Savings and core time deposits                                  329,783        65,461        62,327       54,452       512,023

Time deposits of $100,000 and more                               37,120        24,328        29,821       14,231       105,500

Short-term borrowings                                            16,914             -             -            -        16,914
Long-term obligations                                                 -             -             -       23,000        23,000
                                                            -----------   -----------   -----------  -----------   -----------
      Total interest-bearing liabilities                    $   383,817   $    89,789   $    92,148  $    91,683   $   657,437
                                                            ===========   ===========   ===========  ===========   ===========

Interest sensitivity gap                                    $  (219,737)  $   (14,300)  $   (30,700) $   384,816   $   120,079
                                                            ===========   ===========   ===========  ===========   ===========

Cumulative interest sensitivity gap                         $  (219,737)  $  (234,037)  $  (264,737) $   120,079   $   120,079
                                                            ===========   ===========   ===========  ===========   ===========

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

Item 4 - Disclosure controls and procedures:

During the 90-day period prior to the filing date of this report, management, including BancShares Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures. As of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports BancShares files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required.

There have been no significant changes in BancShares' internal controls or in other factors which could significantly affect internal controls subsequent to the date BancShares carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8K:

      a.  The following exhibits are incorporated by reference to Form 10-K:

          3.1 Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit
               3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

          3.2 Registrant's Bylaws (filed as exhibit 3.2 to the Registrant's Registration Statement on FormS-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

          4 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

      b.  No reports on Form 8-K were filed during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SOUTHERN BANCSHARES (N.C.), INC.


November 13, 2002               /s/ John C. Pegram, Jr.

-----------------               ------------------------------------------------
      Date                      John C. Pegram, Jr.,
                                President and Chief Executive Officer


November 13, 2002               /s/ David A. Bean

-----------------               ------------------------------------------------
      Date                      David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer


                                  CERTIFICATION


     I, John C. Pegram, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern BancShares (N. C.), Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosures, controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 13, 2002           /s/ John C. Pegram, Jr.
                                           -------------------------------------
                                           John C. Pegram, Jr.,
                                           President and Chief Executive Officer

                                  CERTIFICATION

       I, David A. Bean, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southern BancShares (N.C.), Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosures, controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors Directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date: November 13, 2002    /s/ David A. Bean
                                ------------------------------------------------
                                David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-Q filed by Southern BancShares (N.C.), Inc. (the "issuer") for the quarter ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the issuer on the dates and for the periods presented therein.


Date: November 13, 2002         /s/ John C. Pegram, Jr.
                                ------------------------------------------------
                                John C. Pegram, Jr.,
                                President and Chief Executive Officer


Date: November 13, 2002         /s/ David A. Bean
                                ------------------------------------------------
                                David A. Bean,
                                Secretary, Treasurer and Chief Financial Officer