Form 10-K
period 2002-12-31
SOUTHERN BANCSHARES NC INC
filed 2003-03-27
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-1538087 (I.R.S. Employer Identification Number)

116 East Main Street
Mount Olive, North Carolina 28365
(Address of Principal Executive offices, Zip Code)

(919) 658-7000
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to:

                                    Section 12(b) of the Act:                       8.25% Junior Subordinated Debentures
                                    Section 12(g) of the Act:                       Series B non-cumulative preferred stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $21.8 million. (There is no established market, published quotes or reported prices for the Registrant’s common stock. The market value of shares held by nonaffiliates has been calculated based on prices known to management of Registrant in privately negotiated transactions.)

2

The number of shares outstanding of the Registrant’s common stock as of March 10, 2003: Common Stock, $5.00 par value - 111,825 shares

Portions of the Registrant’s definitive Proxy Statement dated March 21, 2003 for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

CROSS REFERENCE INDEX

			Page Number
PART I	Item 1	Business	3
	Item 2	Properties	4
	Item 3	Legal Proceedings	27
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for the Registrant’s Common Equity and Related Shareholder Matters	27
	Item 6	Selected Financial Data	6
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	15-16
	Item 8	Financial Statements and Supplementary Data

		Quarterly Financial Summary for 2002 and 2001	25-26

		Independent Auditors’ Report	30

		Consolidated Balance Sheets as of December 31, 2002 and 2001	31

		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000	32

		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	33

		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	34

		Notes To Consolidated Financial Statements	35-56

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	None

PART III	Item 10	Directors and Executive Officers of Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Controls and Procedures	29
PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
	(a) (1)	Financial Statements (see Item 8 for Reference)
	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed in the Exhibit Index are being filed with or incorporated into this report	62
	(b)	During the quarter ended December 31, 2002, no reports on Form 8-K were filed

      *   Information required by Item 10 is incorporated herein by reference to the information that appears under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “PROPOSAL 1: ELECTION OF DIRECTORS”, and “Executive Officers” on pages 5 and 9 of Registrant’s definitive Proxy Statement dated March 21, 2003.

Information required by Item 11 is incorporated herein by reference to the information that appears under the captions “Director Compensation”, “Compensation Committee”, “Executive Compensation” and “Pension Plan” on pages 6, 8 and 10 of the Registrant’s definitive Proxy Statement dated March 21, 2003.

Information required by Item 12 is incorporated herein by reference to the information that appears under the caption “Beneficial Ownership of Voting Securities” on pages 2 through 5 of the Registrant’s definitive Proxy Statement dated March 21, 2003.

Information required by Item 13 is incorporated herein by reference to the information that appears under the caption “Transactions with Related Parties” on page 12 of the Registrant’s definitive Proxy Statement dated March 21, 2003.

BUSINESS

General. Southern BancShares (N.C.), Inc. (hereinafter, with all of its subsidiaries, referred to as “BancShares” or “Registrant”), is a bank holding company which was organized during 1986 as the successor to Southern BancShares (N.C.), Inc., a North Carolina corporation (“SBS”). SBS was formed in 1982 as the parent company of Southern Bank and Trust Company (“Southern”). During 1986, SBS was merged into BancShares to effect the reincorporation of Southern’s parent company in Delaware.

Southern is BancShares’ principal operating subsidiary and is currently engaged in commercial banking through 49 offices located primarily in eastern North Carolina.

BancShares also is the parent company of Southern Capital Trust I (“SCT” or “the Trust”), a Delaware business trust that was organized during 1998 for the sole purpose of issuing and selling $23.0 million aggregate liquidation amount of 8.25% capital securities (the “Capital Securities”). The net proceeds from that sale, together with the proceeds from SCT’s issuance of its common securities to BancShares, were invested in a like aggregate face amount of BancShares’ 8.25% junior deferrable interest subordinated debentures which mature during 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after June 30, 2003. BancShares has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which SCT exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by BancShares of SCT’s payment of distributions and other payments on the Capital Securities.

BancShares’s executive offices are located at 116 East Main Street, Mount Olive, North Carolina 28365, and its telephone number is (919) 658-7000.

BancShares’s principal assets are its investments in and receivables from its bank subsidiary and its investment securities portfolio. Its primary sources of income are dividends from its bank subsidiary and interest income on its investment securities portfolio. Certain laws and regulations restrict the ability of Southern to transfer funds to BancShares in the form of cash dividends or loans. All significant activities of BancShares and its subsidiaries are banking related so that BancShares operates within one industry segment. Neither BancShares nor its subsidiaries has any foreign operations.

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

Employees. At December 31, 2002, BancShares and its subsidiaries employed a full-time staff of 368 and a part-time staff of 29 for a total of 397 employees.

Supervision and Regulation. BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, BancShares is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and its activities are limited to those permitted to bank holding companies. BancShares is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other bank or bank holding company. Additionally, the BHC Act prohibits BancShares from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required, subject to certain limits, to guarantee compliance by those subsidiaries with capital restoration plans filed with their regulators.

The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for BancShares and Southern to provide other services and obtain other revenues in the future, and also may present new competitive challenges.

The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Articles of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

As an insured, state-chartered bank that is not a member of the Federal Reserve System, Southern is subject to supervision and examination by, and the regulations and reporting requirements of, the North Carolina Commissioner of Banks (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”). Absent approval of the FDIC, Southern is prohibited from engaging as principal in activities that are not permitted for national banks and it is prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

As a subsidiary of BancShares, Southern is subject to restrictions under federal law on the amount of, and its ability to enter into, transactions with, or investments in the securities of, BancShares and certain other affiliated entities. Though it is not a member of the Federal Reserve System, Southern is subject to the FRB’s reserve requirements applicable to all banks and its business is significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree Southern’s cost and the availability of funds and the rates of interest charged on its loans and paid on its deposits.

The FDIC, Commissioner and FRB have broad powers to enforce laws and regulations applicable to BancShares and Southern and to require corrective action of conditions affecting the safety and soundness of Southern. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

Statistical Data. Certain statistical disclosures for bank holding companies required by Guide 3 are included in the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PROPERTIES

BancShares does not own or lease any real property. Except for three tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

Southern’s home office is located at 116 East Main Street, Mount Olive, North Carolina. At December 31, 2002 there were 48 Southern offices in North Carolina. On February 24, 2003 Southern opened its 49th office in Kenansville, North Carolina.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”), for 2002, 2001 and 2000. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein.

SUMMARY

BancShares experienced a 10.56 percent increase in net income during 2002, compared to 2001. A change in accounting principle related to amortization of intangibles associated with branch acquisitions prior to 2002 is the principal reason for the 2002 increase. Consolidated net income was $9.1 million for 2002 compared to $8.2 million for 2001 and $3.7 million for 2000. Net income per share for the year ended December 31, 2002 totaled $76.77 compared to $68.66 in 2001 and $28.51 in 2000. Return on average assets totaled 1.05 percent during 2002, 0.99 percent during 2001 and 0.52 percent during 2000. Table 1 provides a five year summary of financial information for BancShares.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. Such an analysis also requires an evaluation of noninterest income and noninterest expenses. In recent years, increasing total noninterest income has been a significant focus for BancShares. The introduction of new revenue sources and modifications to existing products and services has allowed bank service related noninterest income to grow. In recent years the recognition of gains and losses on available-for-sale securities has also had a significant impact on total noninterest income, although management does not consider these sources of noninterest income to be a recurring source of revenues for BancShares. Franchise expansion has contributed to the growth in noninterest income, but has also resulted in large increases in noninterest expense, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses prior to 2002.

Members of the Holding family, including Frank B. Holding who serves as a director and the Chairman of BancShares’ Executive Committee, have been actively involved in the management of BancShares. Currently, various members of the Holding family control an aggregate of 66.61% of BancShares’ common stock. Southern is party to contracts with an affiliated financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina, pursuant to which Southern is provided with various management consulting, support and data processing services. See “Beneficial Ownership of Voting Securities” and “Transactions with Related Parties” in the preceding PROXY STATEMENT and Note 15, Related Parties in the following NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. As a result, Bancshares has been managed from a long-term perspective with primary emphasis being placed on balance sheet liquidity, loan quality, and earnings stability.

CRITICAL ACCOUNTING POLICIES

BancShares’ significant accounting policies are set forth in note 1 of the consolidated financial statements. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be its single critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancshares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares’ assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares’ allowance for loan losses and related matters, see Asset Quality.

Table 1

SELECTED FINANCIAL DATA

	December 31,

(Dollars in thousands, except share data and ratios)	2002	2001	2000	1999	1998

Summary of Operations

Interest income	$50,054	$55,366	$49,909	$42,134	$41,702
Interest expense	15,592	25,980	24,932	19,967	20,328

Net interest income	34,462	29,386	24,977	22,167	21,374
Provision for loan losses	1,950	1,000	475	830	155

Net interest income after provision for loan losses	32,512	28,386	24,502	21,337	21,219
Noninterest income	10,190	12,656	5,260	4,946	6,553
Noninterest expense	29,745	29,746	25,028	21,454	20,116

Income before income taxes	12,957	11,296	4,734	4,829	7,656
Income taxes	3,846	3,055	1,000	1,150	2,060

Net income	$9,111	$8,241	$3,734	$3,679	$5,596

Selected Year-End Balances
Total assets	$920,603	$855,228	$803,441	$669,232	$649,425
Investment securities and overnight funds sold	221,180	226,648	219,958	214,583	221,102
Loans	617,150	545,300	496,966	398,060	364,489
Interest-earning assets	838,634	772,309	704,672	613,340	590,699
Deposits	796,772	738,659	698,485	578,250	556,752
Long-term obligations	23,000	23,000	23,000	23,000	23,000
Interest-bearing liabilities	687,004	651,437	629,217	518,727	507,326
Shareholders’ equity	77,509	67,429	59,682	54,944	56,033
Common shares outstanding	113,649	114,208	115,209	118,912	119,266

Selected Average Balances
Total assets	$869,546	$833,716	$716,773	$651,014	$615,828
Investment securities and overnight funds sold	214,646	232,317	230,927	215,935	182,356
Loans	565,292	527,204	427,939	380,877	362,298
Interest-earning assets	780,259	759,994	648,553	600,815	573,431
Deposits	749,914	720,958	624,173	558,386	526,555
Long-term obligations	23,000	23,000	23,000	23,000	15,056
Interest-bearing liabilities	660,267	646,072	557,625	509,935	463,340
Shareholders’ equity	72,854	65,544	55,370	55,474	56,423
Common shares outstanding	113,961	114,717	117,743	119,137	119,685

Profitability Ratios (averages)
Return on average total assets	1.05%	0.99%	0.52%	0.57%	0.91%
Return on average shareholders’ equity	12.51	12.57	6.74	6.63	9.92
Dividend payout ratio (1)	5.84	6.52	14.84	15.57	10.38

Liquidity and Capital Ratios (averages)
Loans to deposits	75.38%	73.13%	68.56%	68.21%	68.81%
Shareholders’ equity to total assets	8.38	7.86	7.72	8.52	9.16

Per share of common stock
Net income (2)	$76.77	$68.66	$28.51	$27.56	$43.40
Cash dividends	1.50	1.50	1.50	1.50	1.50
Book value (3)	661.68	570.07	497.68	441.16	448.82

(1)      Total common and preferred dividends paid for the year ended December 31 divided by net income for the year ended December 31

(2)      Net income less preferred dividends paid for the year ended December 31 divided by the average number of common shares outstanding for the year ended December 31

(3)      Shareholders’ equity less Preferred B and C stock at December 31 divided by the number of common shares outstanding at December 31

BRANCH ACQUISITIONS

During 2002, Southern purchased a North Carolina branch office of another bank. During 2000, Southern purchased six North Carolina offices of three separate banks. These branch acquisitions were accounted for as purchases, and, therefore, the results of operations prior to purchase of the branch offices are not included in the consolidated financial statements. Information regarding the purchases is contained in the following table:

Table 2

BRANCH ACQUISITIONS

(dollars in thousands)	Date	Loans Acquired	Deposits Acquired

RBC Centura - Scotland Neck, NC	October 2002	$4,061	$31,316

2002 Branch Acquisition Totals		$4,061	$31,316

Cooperative Savings Bank - Robersonville, NC	February 2000	$1,335	$7,117
Centura Bank - Battleboro, NC	April 2000	2,131	11,065
Centura Bank - Nashville, NC	April 2000	2,345	10,322
Centura Bank - Sharpsburg, NC	April 2000	660	8,003
First-Citizens Bank & Trust Company – Nashville, NC	November 2000	8,493	15,349
First-Citizens Bank & Trust Company – Rocky Mount, NC	November 2000	67,308	50,764

2000 Branch Acquisition Totals		$82,272	$102,620

INTEREST-EARNING ASSETS

Interest-earning assets averaged $778.6 million during 2002, an increase of $18.6 million or 2.44 percent over 2001 levels, compared to a $111.4 million or 17.18 percent increase in 2001 over 2000 levels. Growth among average interest-earning assets during 2002 was primarily due to internal loan growth and the October acquisition of the $4.1 million of Scotland Neck loans above.

Loans. As of December 31, 2002, gross loans outstanding were $617.2 million, a 13.18 percent increase over the December 31, 2001 balance of $545.3 million, which was a 9.73 percent increase over the December 31, 2000 balance of $497.0 million. Loan growth during 2002 resulted principally from internal loan growth and the October acquisition of the $4.1 million of Scotland Neck loans above. Loan growth during 2001 resulted principally from internal loan growth. Loan balances for the last five years are provided in Table 3.

Table 3

LOANS

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$93,855	$92,293	$91,936	$77,169	$56,195
Real estate:
Construction	61,800	52,414	14,621	647	5,276
Mortgage:
One to four family residential	136,909	132,513	115,473	111,793	113,984
Commercial	176,357	134,562	126,472	74,873	62,446
Equityline	49,071	42,504	40,468	30,152	28,698
Other	27,956	24,823	39,069	32,851	26,846
Consumer	40,130	39,581	38,795	34,309	36,775
Lease financing	31,072	26,610	30,132	36,266	34,269

Total loans	$617,150	$545,300	$496,966	$398,060	$364,489

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Loans secured by real estate averaged $407.7 million during 2002, compared to $405.5 million during 2001, an increase of 10.49 percent. Much of the $2.2 million average increase in real estate secured loans during 2002 was among construction, commercial real estate and retail home equity loans. Commercial and industrial loans averaged $62.9 million during 2002 compared to $115.7 million during 2001, a decrease of 45.64 percent. The commercial and industrial loan decline during 2002 resulted from the overall slowdown in the economy.

Consumer loans averaged $40.3 million during 2002 compared to $36.9 during 2001. The $3.4 million increase during 2002 was primarily due to internal growth. Demand for direct installment lending was low during 2002, as customers who have traditionally favored closed-end installment lending continue to migrate to revolving lines of credit secured by home equity.

During 2003, management anticipates continued slow loan growth among loans to commercial borrowers due to the continued sluggishness of the economy. Recent downward trends in interest rates will likely begin to reverse in 2003. Demand among retail customers continues to shift to open-end credit products such as equityline. Growth in equityline loans is expected to continue during 2003.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 2002. Of the gross loans outstanding on December 31, 2002, 17.51 percent have scheduled maturities or repricing dates that extend beyond five years.

Table 4

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

(Dollars in thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total

Commercial and Financial	$28,610	$52,091	$13,154	$93,855
Real Estate:
Construction	61,800	—	—	61,800
One to four family residential	25,415	59,911	51,583	136,909
Commercial	18,141	126,187	32,029	176,357
Equityline	49,071	—	—	49,071
Other	11,847	15,174	935	27,956
Consumer	12,791	27,339	—	40,130
Lease Financing	5,347	15,353	10,372	31,072

Total	$213,022	$296,055	$108,073	$617,150

Fixed Rate	$121,493	$182,659	$97,518	$401,670
Variable Rate	91,529	113,396	10,555	215,480

Total	$213,022	$296,055	$108,073	$617,150

Investment Securities. At December 31, 2002 the investment portfolio totaled $190.6 million and at December 31, 2001 the investment portfolio totaled $204.3 million resulting in a decrease of $13.7 million or 6.71 percent. Investment securities averaged $199.6 million during 2002, $199.2 million during 2001 and $207.1 million during 2000. In each period U. S. Treasury and government agency securities represented substantially all of the portfolio. The decrease in the average securities portfolio during 2002 and 2001 resulted primarily from growth in loans. The increase in the average securities portfolio during 2000 resulted primarily from growth in deposits.

The weighted-average maturity of the investment securities portfolio was 28 months at December 31, 2002 and 32 months at December 31, 2001. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares’ focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized gain included as a component of shareholders’ equity, net of deferred taxes. Table 5 presents detailed information relating to the investment securities portfolio.

Table 5

INVESTMENT SECURITIES

(Dollars in thousands)	December 31,

	2002	2001	2000

U.S. Treasury	$20,031	$74,032	$126,969
U.S. Government agencies	93,744	62,865	20,244
States and political subdivisions	29,675	24,210	34,975
Other	47,105	43,176	24,930

Total investment securities	$190,555	$204,283	$207,118

	Investment Securities At December 31, 2002 Maturing

	Within One Year Amount Yield		After One But Within Five Years Amount Yield		After Five But Within Ten Years Amount Yield		After Ten Years Amount Yield

U.S. Treasury	$20,031	3.56%	$—	—	$—	—	$—	—
U.S. Government agencies	49,245	3.94%	44,499	3.01%	—	—	—	—
States and political subdivisions	17,457	1.79%	4,879	5.94%	7,285	5.72%	2,494	5.82%
Other	29,424	4.09%	1,772	6.25%	—	—	13,469	5.63%

Total investment securities	$116,157	3.61%	$51,150	3.31%	$7,285	5.72%	$15,963	5.66%

Income on Interest-Earning Assets. Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2002. Table 9 identifies the causes for changes in interest income and interest expense for 2002 and 2001. Interest income amounted to $50.1 million during 2002, a $5.3 million decrease from 2001 levels, compared to a $5.5 million increase from 2000 to 2001. During 2002, decreased interest rates was the primary factor for the decrease in interest income from 2001. Interest income growth during 2001 resulted from an increased volume of earning assets that more than offset a decrease in interest rates.

Total interest-earning assets yielded 6.51 percent during 2002, an 86 basis point decrease from the 7.37 percent reported in 2001. The average taxable-equivalent yield on the loan portfolio decreased from 8.26 percent in 2001 to 7.29 percent in 2002. The lower loan yield during 2002 reflects general market conditions throughout the year, consisting primarily of a decreasing interest rate environment. Loan interest income decreased $2.3 million or 5.33 percent from 2001. This followed an increase of 16.48 percent in loan interest income in 2001 over 2000. During 2002, the decrease in loan interest income was the result of loan growth with lower loan yields. During 2001, the increase in loan interest income was solely due to growth in loan volume as the average yield on loans declined from 8.73 percent in 2000 to 8.26 percent in 2001.

Interest income earned on the investment portfolio amounted to $8.9 million for the year ended December 31, 2002, $11.3 million for the year ended December 31, 2001 and $12.2 million for the year ended December 31, 2000. The average taxable-equivalent yield on the portfolio for 2002 was 4.95 percent. The average taxable-equivalent yield on the portfolio for 2001 was 5.67 percent The average taxable-equivalent yield on the portfolio for 2000 was 6.11 percent. The $2.3 million decrease in investment interest income during 2002 results from the combined effect of a decrease in average yields and a decrease in average volume. The $944,000 decrease in 2001 investment interest income compared to 2000 investment interest income was due to decreased average volume and a decrease in the tax-equivalent yield on investments from 6.11 percent in 2000 to 5.67 percent for 2001.

INTEREST-BEARING LIABILITIES

At December 31, 2002 interest-bearing liabilities totaled $687.0 million, an increase of $35.6 million or 5.46 percent over December 31, 2001. Interest-bearing liabilities averaged $660.3 million during 2002, an increase of $14.2 million or 2.20 percent over 2001 levels. Interest-bearing deposits contributed $13.7 million to the 2002 increase in interest-bearing liabilities. During 2001, interest-bearing liabilities averaged $646.1 million, an increase of $88.4 million or 15.86 percent over 2000. The growth during 2001 resulted primarily from an $80.6 million increase in average interest-bearing deposits.

Deposits. Total deposits averaged $749.9 million in 2002, an increase of $29.0 million or 4.02 percent over the 2001 average balance. Average interest-bearing deposits were $620.7 million during 2002, an increase of $13.7 million or 2.25 percent compared to 2001. Money market accounts averaged $94.4 million during 2002, an increase of $20.7 million or 28.02 percent over the 2001 average balance. Checking with interest balances averaged $105.4 million during 2002, an increase of $5.0 million or 5.01 percent over the 2001 average balance. Time deposit balances averaged $375.1 million during 2002, a decrease of $16.3 million or 4.17 percent from the 2001 average balance. The overall growth in average deposits during 2002 resulted primarily from internal growth.

Total deposits averaged $721.0 million in 2001, an increase of $96.8 million or 15.51 percent increase over the 2000 average balance. Average interest-bearing deposits were $607.0 million during 2001, an increase of $80.6 million or 15.32 percent compared to 2000. Money market accounts averaged $73.8 million during 2001, an increase of $12.9 million or 21.18 percent over the 2000 average balance. Checking with interest balances averaged $83.5 million during 2001, an increase of $6.2 million or 8.02 percent over the 2000 average balance. Time deposit balances averaged $391.4 million during 2001, an increase of $61.5 million or 18.64 percent over the 2000 average balance. The overall growth in average deposits during 2001 resulted primarily from internal growth and the full-year impact of the acquisitions listed in Table 2.

BancShares has historically avoided excessive reliance on high-dollar time deposits, which are generally defined as time deposit accounts with balances in excess of $100,000. At December 31, 2002, these funds were 14.07 percent of total deposits, compared to 14.23 percent of December 31, 2001 total deposits. Table 7 provides a maturity distribution for these deposits, which totaled $112.1 million at December 31, 2002.

Table 6

AVERAGE BALANCE SHEET ITEMS, NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

	Year ended December 31,

	2002			2001			2000

(Dollars in thousands)	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE

ASSETS
Interest earning assets:
Loans (1) (2)	$565,292	$41,214	7.29%	$527,204	$43,535	8.26%	$427,939	$37,377	8.73%
Taxable investment securities	156,908	7,339	4.68%	178,750	9,518	5.32%	170,223	9,695	5.70%
Nontaxable investment securities (3)	23,600	1,600	6.78%	20,437	1,769	8.66%	29,882	2,536	8.49%
Federal funds sold	32,453	500	1.54%	33,130	1,190	3.54%	19,882	1,237	6.22%
Other interest earning assets	321	18	5.92%	474	36	7.51%	627	42	6.70%

Total interest earning assets	778,574	50,671	6.51%	759,995	56,048	7.37%	648,553	50,887	7.85%

Non-interest earning assets:
Cash and due from banks	33,348			14,948			23,384
Premises and equipment, net	32,865			31,112			23,732
Other	24,759			27,661			21,104

Total assets	$869,546			$833,716			$716,773

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$105,357	315	0.30%	$100,334	716	0.71%	$91,941	1,019	1.11%
Savings deposits	140,228	1,713	1.22%	115,259	2,141	1.86%	104,503	2,586	2.47%
Time deposits	375,077	11,291	3.01%	391,398	20,634	5.27%	329,910	18,783	5.69%
Short-term borrowed funds	16,605	203	1.22%	16,081	419	2.61%	8,271	474	5.73%
Long-term obligations (6)	23,000	2,070	9.00%	23,000	2,070	9.00%	23,000	2,070	9.00%

Total interest bearing liabilities	660,267	15,592	2.36%	646,072	25,980	4.02%	557,625	24,932	4.47%

Non-interest bearing liabilities:
Demand deposits	129,252			113,967			97,820
Other	7,173			8,133			5,958
Shareholders’ equity	72,854			65,544			55,370

Total liabilities and equity	$869,546			$833,716			$716,773

Interest rate spread (4)			4.15%			3.35%			3.38%
Net interest income and net interest margin (5)		$35,079	4.51%		$30,068	3.96%		$25,955	4.00%

   (1)   Average balances include non-accrual loans.

   (2)   Interest income includes amortization of loan fees.

   (3)   The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a combined federal and state tax rate of 38.55%.The taxable equivalent adjustment was $617 in 2002, $682 in 2001 and $978 in 2000.

   (4)   Interest rate spread is the difference between interest earning asset yield and interest bearing liability rate.

   (5)   Net interest margin is net interest income divided by average earning assets.

   (6)   Interest expense for long-term obligations includes amortization of issuance costs related to the capital securities.

Table 7

2002 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE:

(Dollars in thousands)

Three months or less	$42,566
Over three through six months	28,569
Over six months through twelve months	23,617
Over one year through five years	17,345
Over five years	—

$112,097

Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2002, short-term borrowings totaled $14.3 million, compared to $18.1 million at December 31, 2001. For the year ended December 31, 2002, short-term borrowings averaged $16.6 million, compared to $16.1 million during 2001 and $8.3 million during 2000. Table 8 provides additional information regarding short-term borrowed funds.

Table 8

SHORT-TERM BORROWINGS

	2002		2001		2000

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Repurchase agreements:

At December 31	$12,278	1.01%	$17,683	0.62%	$14,068	5.23%
Average during year	15,179	1.21%	14,681	2.55%	7,124	5.03%
Maximum month-end balance during year	16,425		17,969		14,068

U. S. Treasury tax and loan accounts:

At December 31	$2,062	1.01%	$463	0.52%	$1,359	6.29%
Average during year	1,426	1.31%	1,400	3.17%	1,147	5.95%
Maximum month-end balance during year	2,106		2,366		2,150

Long-Term Obligations. At December 31, 2002 and December 31, 2001, long-term obligations totaled $23.0 million. For the year ended December 31, 2002, December 31, 2001 and December 31, 2000 long-term borrowings averaged $23.0 million. In June 1998 $23.0 million in long-term obligations were issued by Southern Capital Trust I, (“SCT” or “the Trust”), a wholly-owned statutory business trust of BancShares. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2003. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust’s obligations under the Capital Trust Securities. BancShares issued these long-term obligations to provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership.

Expense of Interest-Bearing Liabilities. Interest expense amounted to $15.6 million in 2002, a $10.4 million or 39.99 percent decrease from 2001. Interest expense amounted to $26.0 million in 2001, a $1.0 million or 4.20 percent increase from 2000. The decreased interest expense during 2002 was primarily due to an overall decrease in market interest rates created by the Federal Reserve and the 2001increase was primarily the result of the growth in volume due to the acquisitions listed in Table 2.

As a result of overall market interest rate decreases, the average cost of interest-bearing deposits decreased to 2.15 percent during 2002, compared to 3.87 percent in 2001 and 4.25 percent in 2000. Interest expense on total interest-bearing deposits amounted to $23.5 million during 2001, an increase from $22.4 million recorded during 2000. Interest expense on total interest-bearing deposits amounted to $13.3 million during 2002, a decrease from $23.5 million recorded during 2001. The decreased interest expense on deposits during 2002 was primarily the result of an overall decrease in market interest rates created by the Federal Reserve. The increased interest expense on deposits during 2001 was primarily the result of acquisitions listed in Table 2. The average rate on time deposits decreased from 5.69 percent in 2000 to 5.27 percent in 2001 to 3.01 percent in 2002.

Interest expense on short-term borrowings amounted to $419,000 during 2001, a decrease from $474,000 or 11.60 percent from 2000. Interest expense on short-term borrowings amounted to $203,000 during 2002, a decrease from $419,000 recorded during 2001. The decreased interest expense during 2001 was primarily the result of overall lower 2001 market interest rates. The average rate on short-term borrowings decreased from 5.73 percent in 2000 to 2.61 percent in 2001 to 1.22 percent in 2002.

Interest expense on long-term obligations amounted to $2.1 million for 2002, 2001 and 2000. The average rate on long-term borrowings was 9.00 percent in 2000, 2001 and 2002.

Table 9

AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

	December 31, 2002 Increase (Decrease)

(Dollars in thousands)	TOTAL CHANGE 2001-2002	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)

ASSETS
Interest earning assets:
Loans	$(2,321)	$2,969	$(5,290)
Taxable investment securities	(2,179)	(1,098)	(1,081)
Non-taxable investment securities	(169)	245	(414)
Federal funds sold and other	(708)	(22)	(686)

Total interest income	(5,377)	2,094	(7,471)

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	(401)	23	(424)
Savings deposits	(428)	387	(815)
Time deposits	(9,343)	(678)	(8,665)
Short-term borrowings	(216)	11	(227)

Total interest expense	(10,388)	(257)	(10,131)

Net interest income	$5,011	$2,351	$2,660

	December 31, 2001 Increase (Decrease)

(Dollars in thousands)	TOTAL CHANGE 2000-2001	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)

ASSETS
Interest earning assets:
Loans	$6,158	$8,418	$(2,260)
Taxable investment securities	(177)	478	(655)
Non-taxable investment securities	(767)	(810)	43
Federal funds sold and other	(53)	647	(700)

Total interest income	5,161	8,733	(3,572)

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	(303)	79	(382)
Savings deposits	(445)	229	(674)
Time deposits	1,851	3,368	(1,517)
Short-term borrowings	(55)	325	(380)

Total interest expense	1,048	4,001	(2,953)

Net interest income	$4,113	$4,732	$(619)

   (1)   The variance due to rate and volume is allocated equally between the changes in rate and volume.

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 38.55% for all periods. The taxable equivalent adjustment was $617 in 2002, $682 in 2001 and $978 in 2000.

NET INTEREST INCOME

Net interest income totaled $34.5 million during 2002, an increase of $5.1 million or 17.27 percent from 2001. Net interest income amounted to $29.4 million during 2001, an increase from $4.4 million recorded during 2000. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. Table 9 is presented on a taxable–equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

The average yield on interest-earning assets was 6.51 percent in 2002, 7.37 percent in 2001 and 7.85 percent in 2000. The lower average yield in 2001 was the result of decreased market rates. The combined increase in loans and decrease in investment securities and overall market rates created a lower-yielding earning asset mix for 2002 compared to 2001, resulting in an increase in the net interest margin from 3.96 percent in 2001 to 4.51 percent in 2002. The lower net yields realized in 2001 compared to 2000 resulted from overall lower market rates for earning assets.

Rate Sensitivity. A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 10 provides BancShares’ interest-sensitivity position as of December 31, 2002, which reflected a one year negative interest-sensitivity gap of $283.0 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.

Table 10

INTEREST-SENSITIVITY ANALYSIS

	December 31, 2002

(Dollars in thousands)	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 Year	Total

Interest Earning Assets:

Loans	$22,966	$129,970	$43,851	$16,235	$404,128	$617,150
Investment securities	4,000	20,189	24,987	37,667	103,712	190,555
Temporary investments	30,929	—	—	—	—	30,929

Total earning assets	$57,895	$150,159	$68,838	$53,902	$507,840	$838,634

Interest-Bearing Liabilities:

Savings and core time deposits	$295,513	$89,958	$111,470	$3,910	$36,716	$537,567
Time deposits of $100,000 and more	15,514	27,052	31,397	24,662	13,472	112,097
Short-term borrowings	14,340	—	—	—	—	14,340
Long-term obligations	—	—	—	—	23,000	23,000

Total interest bearing liabilities	$325,367	$117,010	$142,867	$28,572	$73,188	$687,004

Interest sensitivity gap	$(267,472)	$33,149	$(74,029)	$25,330	$434,652	$151,630

Cumulative interest sensitivity gap	$(267,472)	$(234,323)	$(308,352)	$(283,022)	$151,630	$151,630

MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income, since its interest bearing liabilities generally mature or reprice faster than its interest earning assets. Management seeks to manage this risk through the use of shorter term maturities where possible. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the loan portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2002. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of December 31, 2002. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2003 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of December 31, 2002.

Table 11

MARKET RISK

	Maturing in Years ended December 31

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Assets
Loans
Fixed rate	$73,883	$51,696	$44,833	$43,860	$42,148	$145,250	$401,670	$401,263
Average rate (%)	7.87%	7.75%	7.73%	7.47%	7.39%	6.81%	7.60%

Variable rate	$91,529	$25,953	$26,172	$24,026	$30,947	$16,853	$215,480	$215,480
Average rate (%)	5.85%	5.74%	5.49%	5.51%	5.35%	5.79%	5.68%

Investment Securities
Fixed rate	$87,025	$46,271	$1,452	$1,578	$903	$53,022	$190,251	$190,829
Average rate (%)	3.62%	3.20%	8.43%	8.23%	8.09%	5.81%	4.02%

Variable rate	—	—	—	—	—	$304	$304	$304
Average rate (%)	—	—	—	—	—	5.89%	5.89%

Liabilities

Savings and interest bearing checking
Fixed rate	$259,654	—	—	—	—	—	$259,654	$259,654
Average rate (%)	0.60%	—	—	—	—	—	0.60%

Certificates of deposit
Fixed rate	$319,532	$42,947	$9,592	$11,850	—	—	$383,920	$387,891
Average rate (%)	2.49%	3.51%	4.88%	4.30%	—	—	2.72%

Variable rate	$4,170	$1,920	—	—	—	—	$6,090	$6,090
Average rate (%)	1.49%	1.54%	—	—	—	—	1.50%

Short-term borrowings
Variable rate	$14,340	—	—	—	—	—	$14,340	$14,340
Average rate (%)	1.01%	—	—	—	—	—	1.01%

Long-term debt
Fixed rate	—	—	—	—	—	$23,000	$23,000	$23,345
Average rate (%)	—	—	—	—	—	8.25%	8.25%

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

In the normal course of business there are various commitments and contingent liabilities outstanding, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements.

Southern is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and undisbursed advances on customer lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Southern is exposed to credit loss, in the event of nonperformance by the other party to the financial instrument, for commitments to extend credit and standby letters of credit which is represented by the contractual notional amount of those instruments. Southern uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Southern evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Southern, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties.

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Outstanding standby letters of credit as of December 31, 2002 and December 31, 2001 amounted to $2.8 million and $2.1 million. Outstanding commitments to lend at December 31, 2002 and December 31, 2001 were $184.8 million and $154.6 million and include undisbursed advances on customer lines of credit at December 31, 2002 and December 31, 2001 of $51.7 million and $45.9 million. Outstanding standby letters of credit and commitments to lend at December 31, 2002 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31,2002 generally expire within one to five years.

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 is $2,807. At December 31, 2002, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

At December 31, 2002, commitments to sell loans amounted to $5.5 million. At December 31, 2001 commitments to sell loans amounted to $3.7 million.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Southern grants agribusiness, commercial and consumer loans to customers primarily in eastern North Carolina. Although Southern has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agricultural industry and in particular the tobacco segment thereof. For several decades tobacco has been under criticism for potential health risks.

BancShares is also involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of such actions will not have a material adverse effect on the consolidated financial condition of BancShares.

ASSET QUALITY

Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares’ nonperforming assets of $3.5 million at December 31, 2002 included nonaccrual loans totaling $918,000, accruing loans past due 90 days or more totaling $2.2 million and $411,000 of foreclosed property. Nonperforming assets as of December 31, 2002 represented 0.57 percent of loans outstanding. Nonperforming assets totaled $3.5 million at December 31, 2002, $2.1 million at December 31, 2001 and $1.6 million at December 31, 2000. Of the $918,000 in nonaccrual loans at December 31, 2002, $470,000 were considered to be impaired. Of the $407,000 in nonaccrual loans at December 31, 2001, $197,000 were considered to be impaired.

Table 12

RISK ELEMENTS

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Nonaccrual loans	$918	$407	$478	$243	$166
Restructured loans	25	28	—	42	42
Accruing loans past due 90 days or more	2,180	1,565	1,081	460	805

Total nonperforming loans	3,123	2,000	1,559	745	1,013

Other real estate owned	411	64	—	414	84

Total nonperforming loans and assets	$3,534	$2,064	$1,559	$1,159	$1,097

Management continually monitors the loan portfolio to ensure that problem loans have been identified as nonperforming. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of nonperforming assets.

Allowance for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions, reviews the financial condition of the borrower, estimates the fair market value of the loan collateral and considers any other pertinent factors to estimate current credit losses. Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on Southern’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers’ experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern’s allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

At December 31, 2002, BancShares’ allowance for loan losses was $9.1 million or 1.47 percent of loans outstanding. At December 31, 2001, BancShares’ allowance for loan losses was $7.6 million or 1.40 percent of loans outstanding. The increase in the allowance-to-loan ratios since 2001 is primarily attributable to continued loan growth and the overall continued sluggish economy. Traditional commercial loans (commercial loans other than those secured by real estate) generally have a higher level of credit risk than commercial real estate loans; as a result, the commercial real estate loans generally have a lower level of allowance for loan losses when compared to traditional commercial loans. As a percentage of total loans, traditional commercial loans declined from 21.48 percent of total loans at December 31, 2001 to 11.26 percent of total loans at December 31, 2002.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Allowance for loan losses - beginning of year	$7,636	$7,284	$6,188	$5,962	$5,971
Charge - offs:
Commercial, financial and agricultural	81	269	84	183	158
Real estate:
Mortgage:
One to four family residential	19	—	67	77	41
Commercial	101	46	11	121	15
Equityline	67	—	11	10	32
Other	54	133	—	—	—
Lease financing	—	—	—	16	—
Consumer	392	354	361	341	298

Total charge-offs	714	802	534	748	544

Recoveries:
Commercial, financial and agricultural	86	46	56	11	11
Real estate:
Construction	—	—	—	—	—
Mortgage:
One to four family residential	—	—	13	25	20
Commercial	22	—	99	3	—
Equityline	—	—	19	—	8
Other	12	120	16	—	5
Consumer	106	83	152	105	67

Total recoveries	226	249	355	144	111

Net charge-offs	488	553	179	604	433
Provision for loan losses	1,950	1,000	475	830	155
Reduction for sale of credit card portfolio	—	95	—	—	—
Additions from bank acquisitions	—	—	800	—	269

Allowance for loan losses - end of year	$9,098	$7,636	$7,284	$6,188	$5,962

Average loans outstanding during the year	$565,292	$527,204	$427,939	$380,877	$362,298

Ratio of net charge-offs to average loans outstanding	0.09%	0.10%	0.04%	0.16%	0.12%

          The provision for loan losses charged to operations was $2.0 million during 2002 compared to $1.0 million during 2001 and $475,000 in 2000. The provision for loan losses in 2002 was primarily a result of the $72.9 million in loan growth and the impact of the slowing economy. Loans charged off were also impacted by the slowing economy in eastern North Carolina. The provision for loan losses was significantly impacted in 2000 by the continuing unresolved concerns related to the September 1999 hurricanes on BancShares’ borrowers and the significant growth in the loan portfolio during 2000.

Net charge-offs during 2002 decreased by $65,000 from 2001 net charge-offs of $553,000. Net charge-offs during 2001 increased by $374,000 from 2000 net charge-offs of $179,000. The percentage of charge-offs, net of recoveries, to average outstanding loans was 0.09 percent in 2002, 0.10 percent in 2001 and 0.04 percent in 2000. These loss percentages reflect the quality of BancShares’ loan portfolio, as these ratios remain low by industry standards. Table 13 provides details concerning the allowance and provision for loan losses for the past five years.

Management considers the established allowance adequate to absorb probable losses in the December 31, 2002 loan portfolio, although future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments of information available to them at the time of their examinations.

Table 14 details management’s allocation of the allowance among the various loan types. The process to allocate the allowance for loan losses considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the value of any guarantees, while loans to retail customers are evaluated among groups of loans with similar characteristics. These ratings, prior loss experience and current economic conditions become the basis for the allowance allocation shown in Table 14.

Table 14

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31,

(Dollars in thousands)	2002	% of loans in each category to total loans	2001	% of loans in each category to total loans	2000	% of loans in each category to total loans	1999	% of loans in each category to total loans	1998	% of loans in each category to total loans

Commercial, financial and agricultural	$3,800	15%	$2,800	17%	$3,000	19%	$2,450	19%	$2,200	16%
Real estate:
Construction	300	10%	300	10%	100	3%	100	1%	100	2%
Mortgage
One to four family residential	1,200	22%	1,200	24%	1,100	23%	1,100	28%	1,100	31%
Commercial	1,000	29%	550	25%	550	25%	550	19%	550	17%
Equityline	200	8%	200	8%	200	8%	200	8%	200	8%
Other	198	4%	186	5%	184	8%	188	8%	212	7%
Consumer	2,000	7%	2,000	6%	2,050	8%	1,500	8%	1,500	10%
Lease financing	400	5%	400	5%	100	6%	100	9%	100	9%

Total	$9,098	100%	$7,636	100%	$7,284	100%	$6,188	100%	$5,962	100%

NONINTEREST INCOME

Total noninterest income was $10.2 million for the year ended December 31, 2002, a decrease of $2.5 million or 19.48 percent. This compares to $12.7 million for the year ended December 31, 2001 and $5.3 million for the year ended December 31, 2000. Net securities gains of $1.6 million were realized in the year ended December 31, 2002. Net securities gains of $4.6 million were realized in the year ended December 31, 2001. In 2000, $746,000 of investment securities losses were realized.

Table 15 presents the components of noninterest income for the last five years. In recent years management has searched for various opportunities to enhance noninterest income through new products, new services, new fees and marketing changes to existing products. Excluding securities gains and losses, noninterest income, as a percentage of net interest income, has increased from 21.17 percent for 1998 to 25.02 percent for 2002.

Table 15

NONINTEREST INCOME

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Service charges on deposit accounts	$5,688	$5,080	$3,942	$3,497	$3,199
Other service charges and fees	1,786	1,482	1,275	1,192	1,025
Investment securities gains (losses), net	1,569	4,625	(746)	1	1,789
Gain (loss) on sale of loans	817	402	38	(272)	(112)
Other	330	1,067	751	528	652

Total noninterest income	$10,190	$12,656	$5,260	$4,946	$6,553

Income from service charges on deposit accounts was $5.7 million for the year ended December 31, 2002, an increase of 11.97 percent. Service charge income was $5.1 million for the year ended December 31, 2001 compared to $3.9 million for the year ended December 31, 2000.

Income from other service charges and fees was $1.8 million for the year ended December 31, 2002, an increase of 20.51 percent. Other service charges and fee income was $1.5 million for the year ended December 31, 2001 and $1.3 million for the year ended December 31, 2000.

Gains and losses resulting from sales of available-for-sale securities was a net gain of $1.6 million for the year ended December 31, 2002, compared to gains of $4.6 million for 2001 and a loss of $746,000 for the year ended December 31, 2000.

Gain on sale of loans increased $415,000 from $402,000 in 2001 to $817,000 in 2002 as a result of the lower overall interest rate market in 2002. This resulted in both increased mortgage loan production and increased sales of mortgage loans into the secondary market.

Other noninterest income decreased $737,000 from $1.1 million in 2001 to $330,000 in 2002 primarily as a result of the gain realized on the sale of a vacant banking facility in 2001.

NONINTEREST EXPENSE

Total noninterest expense for the year ended December 31, 2002 of $29.7 million was the same as the year ended December 31, 2001 compared to a 18.85 percent increase for the year ended December 31, 2001 over the year ended December 31, 2000. Table 16 presents the components of noninterest expense for the last five years.

Personnel expense was $15.1 million for the year ended December 31, 2002, an increase of $1.1 million or 7.77 percent over the year ended December 31, 2001 compared to a $2.2 million or 18.95 percent increase for the year ended December 31, 2001 over the year ended December 31, 2000. Increases in each period resulted primarily from merit increases, growth in incentive-based compensation and additional personnel due to the acquisitions discussed in Table 2. BancShares had 386 full time equivalent employees at December 31, 2002, compared to 378 at December 31, 2001 and 365 at December 31, 2000. The increases during 2002, 2001 and 2000 were primarily due to the acquisitions discussed in Table 2 and the opening of new offices in Rocky Mount, North Carolina in January 2002 and Greenville, North Carolina in September 2000.

Table 16

NONINTEREST EXPENSE

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Personnel	$15,064	$13,978	$11,751	$10,805	$9,501
Intangibles amortization	1,818	3,852	2,603	1,942	1,534
Data processing	2,731	2,461	2,224	1,852	1,829
Furniture and equipment	1,896	1,874	1,650	1,534	1,502
Occupancy	2,853	2,624	2,106	1,633	1,567
Professional fees	666	600	705	286	715
FDIC insurance assessment	134	127	122	114	115
Charitable contributions	398	—	—	9	2
Other	4,185	4,230	3,867	3,279	3,351

Total noninterest expense	$29,745	$29,746	$25,028	$21,454	$20,116

Intangibles amortization was $1.8 million for the year ended December 31, 2002, a decrease of $2.0 million or 52.80 percent from the year ended December 31, 2001 compared to a $1.2 million or 47.98 percent increase for the year ended December 31, 2001 over the year ended December 31, 2000. The decrease in 2002 is principally the result of a change in accounting principle related to acquisitions prior to 2002. The increase for 2001 resulted from the acquisitions listed in Table 2. The acquisition in 2002 is listed in Table 2.

Data processing expense was $2.7 million for the year ended December 31, 2002, an increase of $270,000 or 10.97 percent over the year ended December 31, 2001 compared to a $237,000 or 10.66 percent increase for the year ended December 31, 2001 from the year ended December 31, 2000. In the year acquisitions are made, substantial one time data processing costs are incurred to convert customer account information files from the selling institution’s data processing files to BancShares’ data processing files. Increases and decreases in each period resulted primarily from the acquisitions listed in Table 2 and the opening of new offices in Rocky Mount, North Carolina in January 2002 and Greenville, North Carolina in September 2000.

Furniture and equipment expense was $1.9 million for the year ended December 31, 2002, an increase of $22,000 or 1.17 percent over the year ended December 31, 2001 compared to a $224,000 or a 13.58 percent increase for the year ended December 31, 2001 over the year ended December 31, 2000. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of new administrative offices in Mount Olive, North Carolina in 2001 and the opening of new branches in Greenville, North Carolina in 2000 and Rocky Mount, North Carolina in 2002.

Occupancy expense was $2.9 million for the year ended December 31, 2002, an increase of $229,000 or 8.73 percent over the year ended December 31, 2001 compared to a $518,000 or 24.60 percent increase for the year ended December 31, 2001 over the year ended December 31, 2000. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of new administrative offices in Mount Olive, North Carolina in 2001 and the opening of new branches in Greenville, North Carolina in 2000 and Rocky Mount, North Carolina in 2002.

INCOME TAXES

For the year ended December 31, 2002, BancShares recorded total income tax expense of $3.8 million, compared to $3.1 million of income tax expense for the year ended December 31, 2001 and $1.0 million for the year ended December 31, 2000. BancShares’ effective tax rate increased from 21.12 percent for the year ended December 31, 2000 to 27.04 percent for the year ended December 31, 2001 to 29.68 percent for the year ended December 31, 2002. The increase in the effective tax rate from 2000 to 2001 primarily resulted from the securities gains realized in 2001 and a resulting lower proportion of non-taxable investments. The increase in the effective tax rate from 2001 to 2002 primarily resulted from a lower proportion of non-taxable investments.

RELATED PARTY TRANSACTIONS

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2002 beneficially owned 32,746 shares, or 28.81%, of BancShares’ outstanding common stock and 4,966 shares, or 1.38%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.12%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2002, beneficially owned 2,529,519 shares, or 28.61%, and 1,384,121 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 650,958 shares, or 38.73%, and 199,052 shares, or 11.84%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B common shares, or 6.23%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“First Citizens”). As more fully discussed in note 9, Southern acquired branches from First Citizens in 2000. Southern incurred expenses for various contractual services provided by First Citizens. Data and item processing expenses were incurred for courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. Management has researched alternative, non-related, providers for such services and believes that it pays fair value for these services. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $22.4 million at December 31, 2002 and $24.0 million at December 31, 2001. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $87,000 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in both 2002 and 2001. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had an amortized cost of $2.6 million and $465,000, respectively, at both December 31, 2002 and 2001. The Class A common stock had a fair value of $12.0 million and $12.2 million at December 31, 2002 and 2001, respectively. The Class B common stock had a fair value of $2.1 million and $2.2 million at December 31, 2002 and 2001, respectively.

LIQUIDITY

Management places great importance on maintaining a highly liquid investment portfolio with maturities structured to meet liquidity requirements. The ability to generate deposits is the primary source of liquidity. The average deposit growth rate was 4.02 percent for the year ended December 31, 2002, 15.51 percent for the year ended December 31, 2001 and 11.78 percent for the year ended December 31, 2000.

At December 31, 2002 the investment portfolio totaled $190.6 million or 20.70 percent of total assets. At December 31, 2001 the investment portfolio totaled $204.3 million or 23.89 percent of total assets. Management expects maturing securities combined with other traditional sources of liquidity to provide BancShares liquidity requirements.

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

Table 17

CONTRACTURAL OBLIGATIONS

	Payments due by period

As of December 31, 2002 (In thousands)	Less than 1 year	1-3 years	4-5 year	Over 5 years	Total

Deposits	$730,754	$54,458	$11,560	$—	$796,772
Short-term borrowings	14,340	—	—	—	14,340
Long-term obligations	—	—	—	23,000	23,000
Lease obligations	50	65	—	—	115

Total contractural cash obligations	$745,144	$54,523	$11,560	$23,000	$834,227

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains adequate capital balances and exceeds all minimum regulatory capital requirements. Table 18 provides additional information on the regulatory capital of BancShares. Failure to meet certain capital requirements as defined by BancShares’ regulatory agencies could result in specific regulatory actions that could have a material effect on BancShares’ financial statements.

Table 18

ANALYSIS OF SOUTHERN’S CAPITAL ADEQUACY

Southern’s capital ratios as of December 31 are set forth below:

	2002	2001	2000

Tier 1 capital(1)	$66,546	$60,458	$51,865
Total capital	77,814	70,916	61,630
Risk-adjusted assets	625,745	548,884	489,540
Average tangible assets	867,084	820,605	744,328

Tier 1 capital ratio (1)	10.63%	11.01%	10.59%
Total capital	12.44%	12.92%	12.59%
Leverage capital ratio	7.67%	7.37%	6.97%

   (1)   The Capital Securities issued in 1998 are considered part of Tier I Capital. The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

The decrease in capital ratios during 2002 reflects the acquisitions listed in Table 2. The rate of return on average shareholders’ equity for the year ended December 31, 2002 was 12.51 percent compared to 12.57 percent for the year ended December 31, 2001 and 6.74 percent for the year ended December 31, 2000. The increased rate of return recorded during 2001 resulted principally from gains on sale of available-for-sale securities. The decreased rate of return recorded during 2002 resulted principally from the reduction in gains on sale of available-for-sale securities in 2002 compared to 2001.

The Board of Directors of BancShares has authorized the purchase of up to 15,849 shares of Common and 40,873 of Preferred B and 4,363 shares of Preferred C stock. Management will continue to consider the purchase of outstanding shares when market conditions are favorable and excess capital is available for such purchases.

FOURTH QUARTER ANALYSIS

BancShares’ net income for the fourth quarter of 2002 totaled $2.3 million, an increase of $673,000 or 41.93 percent from the fourth quarter of 2001. Average interest-earning assets for the fourth quarter of 2002 increased $41.9 million or 5.39 percent over the fourth quarter of 2001. Average loans for the fourth quarter of 2002 increased $58.4 million or 10.84 percent over the fourth quarter of 2001. Average investment securities for the fourth quarter of 2002 decreased $2.6 million or 1.36 percent from the fourth quarter of 2001. Average earning assets and average loans increased primarily as a result of internal growth of existing branches, the addition of one new branch in 2002 and the acquisition listed in Table 2. Average investment securities decreased as a result of internal loan growth and growth in overnight funds sold.

Interest income for the fourth quarter of 2002 decreased $1.0 million or 7.71 percent from the fourth quarter of 2001 primarily as a result of lower overall interest rates.

Average interest-bearing liabilities increased $41.7 million from the fourth quarter of 2001 to the fourth quarter of 2002 primarily as a result of growth within existing branches, the addition of one new branch in 2002 and the acquisition listed in Table 2. The rate on total interest-bearing liabilities decreased from 3.22 percent for the fourth quarter of 2001 to 2.16 percent for the fourth quarter of 2002.

Net interest income increased $624,000 from the fourth quarter of 2001 to the fourth quarter of 2002 primarily as a result of growth within existing branches, the addition of one new branch in 2002 and the acquisition listed in Table 2.

Non-interest income for the fourth quarter of 2002 increased $596,000 or 24.58 percent over the fourth quarter of 2001 primarily as a result of securities gains of $307,000. Non-interest expense for the fourth quarter of 2002 increased $139,000 or 1.77 percent from the fourth quarter of 2001.

Table 19

SELECTED QUARTERLY DATA

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First

SUMMARY OF OPERATIONS
Interest income	$12,443	$12,538	$12,538	$12,535	$13,482	$13,794	$14,022	$14,068
Interest expense	3,705	3,811	3,835	4,241	5,368	6,422	6,831	7,359

Net interest income	8,738	8,727	8,703	8,294	8,114	7,372	7,191	6,709
Provision for loan losses	600	450	450	450	350	250	250	150

Net income after provision for loan losses	8,138	8,277	8,253	7,844	7,764	7,122	6,941	6,559
Noninterest income	3,021	2,850	2,381	1,938	2,425	1,969	2,261	6,001
Noninterest expense (1)	7,998	7,325	7,233	7,189	7,859	7,153	7,427	7,307

Income before income taxes	3,161	3,802	3,401	2,593	2,330	1,938	1,775	5,253
Income taxes	883	1,151	1,029	783	725	690	590	1,050

Net income	$2,278	$2,651	$2,372	$1,810	$1,605	$1,248	$1,185	$4,203

Net income applicable to common shares	$2,184	$2,559	$2,285	$1,721	$1,513	$1,156	$1,095	$4,113

   (1)   Quarterly data for 2002 has been restated to reflect the adoption of Statement 147 (see Note 1 to the consolidated financial statements).

PER SHARE OF STOCK

Net income per share of common stock	$19.21	$22.46	$20.02	$15.08	$13.33	$10.07	$9.53	$35.73
Cash dividends – common	0.38	0.37	0.37	0.38	0.38	0.37	0.37	0.38
Cash dividends - preferred B	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22
Cash dividends - preferred C	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22
Common sales price (2)
High	195.00	195.00	195.00	195.00	195.00	195.00	195.00	195.00
Low	195.00	195.00	195.00	195.00	195.00	195.00	195.00	195.00
Preferred B sales price (2)
High	11.25	11.25	11.25	11.25	11.25	11.25	11.25	11.25
Low	11.25	11.25	11.25	11.25	11.25	11.25	11.25	11.25

Preferred C sales price (2)
High	11.25	11.25	11.25	11.25	11.25	11.25	11.25	11.25
Low	11.25	11.25	11.25	11.25	11.25	11.25	11.25	11.25

   (2)   There is no established market, published quotes or reported prices for BancShares’ common or preferred stock. The sales prices in the above table are based on information available to management regarding occasional private transactions in the stock and this information may not be complete.

LEGAL PROCEEDINGS

There are no material legal proceedings to which BancShares or its subsidiaries are a party or to which any of their property is subject, other than ordinary, routine litigation incidental to the business of commercial banking.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established market, published quotes or reported prices for BancShares’ common or preferred stock. The sales prices in the above table are based on information available to management regarding occasional private transactions in the stock and this information may not be complete.

The approximate number of record holders of BancShares’ outstanding common stock at December 31, 2002 was 317. Dividends paid to shareholders of BancShares are dependent upon dividends received by BancShares from Southern. Southern is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Should at any time its surplus be less than 50% of its paid-in capital stock, Southern may not declare a dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the Federal Deposit Insurance Corporation.

Dividends on BancShares’ common stock may be paid only after dividends on preferred Series “B” and “C” shares have been paid. Common share dividends are based upon BancShares’ profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past.

Common shareholders are entitled to one vote per share and holders of shares of BancShares’ Series “B” and “C” preferred stock are entitled to one vote for each 38 shares owned.

ACCOUNTING AND OTHER MATTERS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (Statement 142), “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

BancShares adopted the provisions of Statement 141 as of June 30, 2001 and fully adopted Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized in 2001 prior to the adoption of Statement 142 on January 1, 2002.

Statement 141 requires, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations.

As of December 31, 2002, BancShares had intangible assets totaling $10.8 million. Management evaluated BancShares’ existing intangible assets and goodwill as of January 1, 2002 and has made appropriate reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill, as further described below.

In October 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. BancShares determined that, upon adoption of Statement 147 as of January 1, 2002, BancShares had $4.0 million of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during 2001 was $1.6 million. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, an annual impairment test in the last six months of 2002 and will perform an annual impairment test of the goodwill in 2003 and thereafter.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 144 also supersedes Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement is effective for fiscal years beginning after December 15, 2001. BancShares’ adoption of this statement on January 1, 2002 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Statements of Financial Accounting Concepts No. 6, Elements of Financial Statements, is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. BancShares will adopt the statement effective January 1, 2003 and will apply the provisions to any disposal or exit activities initiated after that date.

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. See note 12 of notes to consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material impact on BancShares’ consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148) an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At December 31, 2002, BancShares had no stock-based compensation plans and therefore does not expect adoption of FAS 148 to impact the consolidated financial statements.

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

Management is not aware of any other known trends, events, uncertainties, or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares’ liquidity, capital resources or other operations.

FORWARD-LOOKING STATEMENTS

The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifiers such as “expect,” “believe,” “estimate,” “plan,” “project” or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares’ customers, actions of government regulators, the level of market interest rates, and general economic conditions.

CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including BancShares’ Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures. As of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports BancShares files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required.

There have been no significant changes in BancShares’ internal controls or in other factors which could significantly affect internal controls subsequent to the date BancShares carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Southern BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Southern BancShares (N.C.), Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern BancShares (N.C.), Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.”

KPMG LLP

Raleigh, North Carolina February 14, 2003

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for per share data)

	December 31,

	2002	2001

ASSETS
Cash and due from banks	$39,263	$40,811
Overnight funds sold	30,625	22,365
Investment securities:
Held-to-maturity, at amortized cost (fair value of $26,759 and $50,142, respectively)	26,181	49,351
Available-for-sale, at fair value (amortized cost of $145,195 and $138,419, respectively)	164,374	154,932
Loans held for sale	14,967	11,092
Loans	602,183	534,208
Less allowance for loan losses	(9,098)	(7,636)

Net loans	608,052	537,664
Premises and equipment	32,541	32,683
Accrued interest receivable	5,281	6,097
Intangible assets	10,772	9,916
Other assets	3,514	1,409

Total assets	$920,603	$855,228

LIABILITIES
Deposits:
Noninterest-bearing	$147,108	$128,368
Interest-bearing	649,664	610,291

Total deposits	796,772	738,659
Short-term borrowings	14,340	18,146
Long-term obligations	23,000	23,000
Accrued interest payable	1,919	3,228
Other liabilities	7,063	4,766

Total liabilities	843,094	787,799

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,609 and $3,634 liquidation value at December 31, 2002 and December 31, 2001, respectively; 408,728 shares authorized; 360,920 and 363,373 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	1,758	1,770
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both December 31, 2002 and December 31, 2001; 43,631 shares authorized; 39,657 and 39,716 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	552	553
Common stock, $5 par value; 158,485 shares authorized; 113,649 and 114,208 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	568	571
Surplus	10,000	10,000
Retained earnings	52,876	44,388
Accumulated other comprehensive income	11,755	10,147

Total shareholders’ equity	77,509	67,429

Total liabilities and shareholders’ equity.	$920,603	$855,228

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands except for per share data)

	Year ended December 31,

	2002	2001	2000

Interest income:
Loans	$41,214	$43,535	$37,377
Investment securities:
U. S. Government	5,509	8,488	8,753
State, county and municipal	1,203	1,431	1,966
Other	1,628	722	576

Total investment securities interest income	8,340	10,641	11,295
Overnight funds sold	500	1,190	1,237

Total interest income	50,054	55,366	49,909
Interest expense:
Deposits	13,319	23,491	22,388
Short-term borrowings	203	419	474
Long-term obligations	2,070	2,070	2,070

Total interest expense	15,592	25,980	24,932

Net interest income	34,462	29,386	24,977
Provision for loan losses	1,950	1,000	475

Net interest income after provision for loan losses	32,512	28,386	24,502
Noninterest income:
Service charges on deposit accounts	5,688	5,080	3,942
Other service charges and fees	1,786	1,482	1,275
Investment securities gain (loss), net	1,569	4,625	(746)
Gain on sale of loans	817	402	38
Other	330	1,067	751

Total noninterest income	10,190	12,656	5,260
Noninterest expense:
Personnel	15,064	13,978	11,751
Intangibles amortization	1,818	3,852	2,603
Data processing	2,731	2,461	2,224
Furniture and equipment	1,896	1,874	1,650
Occupancy	2,853	2,624	2,106
Professional fees	666	600	705
Other	4,717	4,357	3,989

Total noninterest expense	29,745	29,746	25,028

Income before income taxes	12,957	11,296	4,734
Income taxes	3,846	3,055	1,000

Net income	9,111	8,241	3,734

Other comprehensive income (loss), net of tax:
Unrealized gains arising during period	2,602	3,129	2,116
Minimum pension liability	(30)	—	—
Reclassification adjustment for (gains) losses included in net income	(964)	(2,842)	492

Other comprehensive income	1,608	287	2,608

Comprehensive income	$10,719	$8,528	$6,342

Per share information:
Net income per common share	$76.77	$68.66	$28.51
Cash dividends declared on common shares	1.50	1.50	1.50
Weighted average common shares outstanding	113,961	114,717	117,743

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands except for per share data)

	Preferred Stock
									Accumulated
	Series B		Series C		Common Stock				Other Compre-	Total
								Retained	hensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Earnings	Income	Equity

BALANCE, DECEMBER 31, 1999	397,370	$1,936	39,825	$555	118,912	$595	$10,000	$34,606	$7,252	$54,944

Net income	—	—	—	—	—	—	—	3,734	—	3,734
Purchase and retirement of stock	(29,846)	(146)	—	__	(3,703)	(19)	—	(885)	—	(1,050)
Cash dividends:
Common stock ($1.50 per share)	—	—	—	—	—	—	—	(177)	—	(177)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(341)	—	(341)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	2,608	2,608

BALANCE, DECEMBER 31, 2000	367,524	$1,790	39,825	$555	115,209	$576	$10,000	$36,901	$9,860	$59,682

Net income	—	—	—	—	—	—	—	8,241	—	8,241
Purchase and retirement of stock	(4,151)	(20)	(109)	(2)	(1,001)	(5)	—	(217)	—	(244)
Cash dividends:
Common stock ($1.50 per share	—	—	—	—	—	—	—	(173)	—	(173)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(328)	—	(328)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	287	287

BALANCE, DECEMBER 31, 2001	363,373	$1,770	39,716	$553	114,208	$571	$10,000	$44,388	$10,147	$67,429

Net income	—	—	—	—	—	—	—	9,111	—	9,111
Purchase and retirement of stock	(2,453)	(12)	(59)	(1)	(559)	(3)	—	(124)	—	(140)
Cash dividends:
Common stock ($1.50 per share)	—	—	—	—	—	—	—	(170)	—	(170)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(326)	—	(326)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Other	—	—	—	—	—	—	—	33	—	33
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(30)	(30)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	1,638	1,638

BALANCE, DECEMBER 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

(In thousands)	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$9,111	$8,241	$3,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,950	1,000	475
Deferred income taxes	(681)	(682)	(230)
Loss on impairment of available-for-sale securities	—	—	855
Gains on sales and issuer calls of securities	(1,569)	(4,625)	(746)
(Gain) loss on sale and abandonment of premises and equipment	117	(682)	8
Gain on sale of loans	(817)	(402)	(38)
Net amortization (accretion of discounts) of premiums on investments	646	8	(114)
Amortization of intangibles and mortgage servicing rights	2,109	3,873	2,708
Depreciation	2,401	2,134	1,713
Proceeds from loans held for sale	63,173	43,793	10,244
Origination of loans held for sale	(98,297)	(73,806)	(14,092)
Proceeds from sale of credit card portfolio	—	3,200	—
Net increase in intangible asset	(355)	—	—
Net decrease (increase) in accrued interest receivable	816	385	(1,752)
Net decrease in accrued interest payable	(1,309)	(889)	(354)
Net (increase) decrease in other assets	(894)	79	627
Net increase (decrease) in other liabilities	1,239	1,514	(303)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(22,360)	(16,859)	2,735

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	43,529	33,260	30,802
Proceeds from maturities and issuer calls of investment securities held-to-maturity	42,332	68,642	58,324
Proceeds from sales of investment securities available-for-sale	3,387	2,796	1,604
Purchases of investment securities held-to-maturity	(14,797)	(18,085)	(58,679)
Purchases of investment securities available-for-sale	(57,134)	(83,786)	(41,000)
Net increase in loans	(32,863)	(15,658)	(12,927)
Proceeds from sale of fixed assets	—	1,034	—
Purchases of fixed assets	(2,059)	(6,064)	(6,304)
Net cash received for branches acquired	24,325	—	7,555

NET CASH PROVIDED (USED) ININVESTING ACTIVITIES	6,720	(17,861)	(20,625)

FINANCING ACTIVITIES:
Net increase (decrease) in demand and interest-bearing demand deposits	38,920	36,519	(11,721)
Net increase (decrease) in time deposits	(12,123)	3,655	29,336
Net (repayments) proceeds of short-term borrowed funds	(3,806)	2,719	8,769
Other	33	—	—
Cash dividends paid	(532)	(537)	(554)
Purchase and retirement of stock	(140)	(244)	(1,050)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,352	42,112	24,780

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,712	7,392	6,890
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	63,176	55,784	48,894

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$69,888	$63,176	$55,784

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$16,901	$26,869	$25,286
Income taxes	$4,729	$3,259	$1,224

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains (losses) on available-for-sale securities, net of tax	$1,638	$287	$2,608
Foreclosed loans transferred to other real estate	$528	$207	$503
Minimum pension liability, net of tax	$(30)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies

BancShares

Southern BancShares (N.C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which currently operates 49 banking offices in eastern North Carolina, and Southern Capital Trust I, a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the “Capital Securities”) in June 1998 maturing in 2028. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc., whose insurance agency operations complement the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiaries, Southern and Southern Capital Trust I. The statements also include the accounts of Goshen, Inc. a wholly-owned subsidiary of Southern. BancShares’ financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and overnight funds sold. Overnight and federal funds are purchased and sold for one day periods.

Investment Securities

BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards (“Statement”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.’’ Statement 115 requires that investments in certain debt and equity securities be classified as either: held-to-maturity (reported at amortized cost), trading (reported at fair value with unrealized gains and losses included in earnings), or available-for-sale (reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related income taxes, as a separate component of shareholders’ equity). Unrealized losses on securities available-for-sale reflecting a decline in value judged to be other than temporary are charged to income in the consolidated statement of income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies – continued

Investment Securities - continued

BancShares’ investment securities are classified in two categories as follows:

•          Securities held-to-maturity: Securities held-to-maturity consist of debt instruments for which BancShares has the positive intent and ability to hold to maturity.

•          Securities available-for-sale: Securities available-for-sale consist of certain debt and marketable equity securities not classified as trading securities nor as securities held-to-maturity, and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

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

Interest income on substantially all loans is recognized in a manner that approximates the level yield method when related to the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of principal or interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractural terms of the loan.

Management considers a loan to be impaired when based on current information or events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method or the collateral value. When the ultimate collectibility of the impaired loan’s principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Future cash receipts are recorded as recoveries of any amounts previously charged-off.

Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on Southern’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies – continued

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern’s allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowance based on the examiners’ judgments about information available to them at the time of their examinations.

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

Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The MSR balances were $633 and $608 at December 31, 2002 and 2001 respectively. No valuation allowance for impairment was required at either date.

BancShares adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141) as of June 30, 2001 and adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement 142) effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).Statement 141 required, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies – continued

Effective January 1, 2002 Bancshares adopted the provisions of Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142. Upon adoption of Statement 147, BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded in the first three quarters of the 2002 fiscal year.

As of December 31, 2002, BancShares had intangible assets totaling $10.8 million. Management evaluated BancShares’ existing intangible assets and goodwill as of January 1, 2002 and determined that BancShares had $5.5 million of goodwill that would no longer be amortized. The amortization expense associated with this goodwill during the years ended December 31, 2001 and 2000 was $1.6 million and $1.3 million, respectively. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and performed an annual impairment test of the goodwill in the last six months of 2002 and will perform an annual impairment test thereafter. Bancshares will continue to amortize the remaining intangible assets, totaling $4.6 million at December 31, 2002, which relate primarily to acquisitions of branches. These intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate. The amortization expense associated with these branches was $1.8 million, $1.8 million, and $600 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of December 31, 2002 and December 31, 2001 and the gross carrying amount of unamortized intangible assets as of December 31, 2002 and December 31, 2001:

	December 31, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible assets:
Branch acquisitions	$13,274	$8,714	$20,911	$11,604
Mortgage servicing rights	1,837	1,204	1,521	912

Total	$15,111	$9,918	$22,432	$12,516

Unamortized Intangible assets:
Goodwill	$5,540	—	$—	—
Pension	$39	—	—	—

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies – continued

The scheduled amortization expense for intangible assets at December 31, 2002 for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter is as follows:

Scheduled Amortization Expense

2003	$1,755
2004	1,376
2005	1,005
2006	647
2007	318
2008 and after	92

Total	$5,193

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales. The following table presents the adjusted effect on net income and net income per share excluding the amortization of goodwill for for the years ended December 31, 2002, 2001 and 2000:

	For the years ended December 31

	2002	2001	2000

Net income	$9,111	$8,241	$3,734
Add back: Goodwill amortization	—	2,288	1,449

Total	$9,111	$10,529	$5,183

Earnings per common share:
As reported	$76.77	$68.66	$28.51
Goodwill amortization	—	19.94	12.31

Adjusted earnings per common share	$76.77	$88.60	$40.82

Income Taxes

BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares’ assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.

Recognition of deferred tax assets is based on management’s belief that it is “more likely than not” that the tax Benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for deferred tax assets when the “more likely than not” standard is not met.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies – continued

Shareholders’ Equity

Common shareholders are entitled to one vote per share and both classes of preferred shareholders are entitled to one vote for each 38 shares owned of a class. Dividends on BancShares’ common stock may be paid only after annual dividends of $.90 per share on both preferred series “B” and “C” shares have been paid.

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. BancShares has no potentially dilutive securities.

Earnings per common share are calculated based on the following amounts for the years ended December 31:

	2002	2001	2000

Net income	$9,111	$8,241	$3,734

Less: Preferred dividends	(362)	(364)	(377)

Net income applicable to common shares	$8,749	$7,877	$3,357

Weighted average common shares outstanding during the period	113,961	114,717	117,743

Comprehensive Income

The tax effects of other comprehensive income components as displayed in the consolidated statements of income are as follows for the years ended December 31:

	2002	2001	2000

Unrealized gains arising during period	$1,633	$3,069	$1,089
Reclassification adjustment for (gains) losses included in net income	(605)	(1,783)	254
Minimum pension liability	(19)	—	—

Total tax effect	$1,009	$1,286	$1,343

Segment Reporting

Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This pronouncement does not have an effect on BancShares’ consolidated financial statements as banking is considered to be BancShares’ only segment.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.          Summary of Significant Accounting Policies - continued

Derivatives

The FASB has also issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and was adopted by the Company on January 1, 2001 with no material impact to the Company’s consolidated financial statements.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. See note 12.

In October 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72. Accordingly, the Company retroactively reversed amortization expense of approximately $1.2 million which was recorded during the 2002 fiscal year.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.            Summary of Significant Accounting Policies - continued

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure’ (FAS 148) an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At December 31, 2002, BancShares had no stock-based compensation plans and therefore does not expect adoption of FAS 148 to impact the consolidated financial statements.

Note 2.            Investment Securities

The amortized cost and estimated fair values of investment securities at December 31 were as follows:

	December 31, 2002				December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES HELD-TO-MATURITY:
U. S. Government	$6,004	$103	$—	$6,107	$33,057	$468	$—	$33,525
Obligations of states and political subdivisions	20,177	475	—	20,652	16,294	335	(12)	16,617

	$26,181	$578	$—	$26,759	$49,351	$803	$(12)	$50,142

SECURITIES AVAILABLE-FOR-SALE:
U. S. Government	$107,771	$1,537	$—	$109,308	$103,840	$1,712	$(14)	$105,538
Marketable equity securities	11,774	16,668	—	28,442	11,044	14,880	(41)	25,883
Obligations of states and political subdivisions	12,776	380	(1)	13,155	7,916	243	(76)	8,083
Mortgage-backed securities.	12,874	603	(8)	13,469	15,619	59	(250)	15,428

	$145,195	$19,188	$(9)	$164,374	$138,419	$16,894	$(381)	$154,932

TOTALS	$171,376	$19,766	$(9)	$191,133	$187,770	$17,697	$(393)	$205,074

Securities with a par value of $106,012 were pledged at December 31, 2002 to secure public deposits and for other purposes as required by law and contractual arrangement.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 2.            Investment Securities - continued

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Securities held-to-maturity:
Due in one year or less	$18,198	$18,312
Due after one year through five years	3,767	3,949
Due after five years through ten years	3,820	3,909
Due after ten years	396	589

Total	$26,181	$26,759

Securities available-for-sale:
Due in one year or less	$68,827	$69,517
Due after one year through five years	46,438	47,383
Due after five years through ten years	3,272	3,465
Due after ten years	2,010	2,098
Mortgage-backed securities	12,874	13,469
Marketable equity securities	11,774	28,442

Total	$145,195	$164,374

Sales of securities available-for-sale having a cost basis of $2,102 in 2002, $2,796 in 2001 and $593 in 2000 resulted in gross realized gains of $1,569 for 2002, $4,625 for 2001 and $98 for 2000.

During 2000, management determined that certain marketable equity securities had declines in their fair value that were deemed to be other than temporary. Accordingly, a loss of $855 was recorded and the carrying amount of the investment was reduced.

Note 3.            Loans

Loans by type were as follows:

	December 31,

	2002	2001

Commercial, financial and agricultural	$93,855	$92,293
Real estate:
Construction	61,800	52,414
Mortgage:
One to four family residential	136,909	132,513
Commercial	176,357	134,562
Equityline	49,071	42,504
Other	27,956	24,823
Consumer	40,130	39,581
Lease financing	31,072	26,610

Total loans	$617,150	$545,300

Loans held for sale (included in one-to-four family residential loans)	$14,967	$11,092
Loans serviced for others (excluded from total loans)	$190,377	$179,567

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 3.          Loans - continued

On December 31, 2002 total loans to directors, executive officers and related individuals and organizations were $440. On December 31, 2001 total loans to directors, executive officers and related individuals and organizations were $1,123. During 2002, $16 of new loans were made to this group and repayments totaled $699. There were no restructured or nonaccrual loans to directors, executive officers or related individuals and organizations. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than normal risks of collectibility.

Note 4.          Allowance for Loan Losses

Transactions in the allowance for loan losses for the three years ended December 31 were as follows:

	2002	2001	2000

Balance at beginning of year	$7,636	$7,284	$6,188
Sale of credit card portfolio	—	(95)	—
Allowance from branch acquisitions	—	—	800
Provision for loan losses	1,950	1,000	475
Loans charged off	(714)	(802)	(534)
Loan recoveries	226	249	355

Balance at end of the year	$9,098	$7,636	$7,284

At December 31, 2002 and 2001, Southern had nonaccrual loans of $918 and $407, respectively. At December 31, 2002 Southern had $25 of restructured loans and at December 31, 2001 Southern had $28 of restructured loans. At December 31, 2002 and 2001 Southern had accruing loans past due 90 days or more totaling $2,180 and $1,565, respectively. The amount of foregone interest on nonaccrual and restructured loans at December 31, 2002, 2001 and 2000, was not material for the periods presented. On December 31, 2002 Southern had loans considered to be impaired of $470. On December 31, 2001 Southern had loans considered to be impaired of $197.

Note 5.          Premises and Equipment

The components of premises and equipment were as follows:

	December 31,

	2002	2001

Land	$6,756	$6,677
Buildings and improvements	28,245	25,738
Furniture and equipment	10,347	9,895
Construction-in-progress	103	2,204

	45,451	44,514
Less: accumulated depreciation	(12,910)	(11,831)

Balance at the end of the year	$32,541	$32,683

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 6.          Income Taxes

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2002	2001	2000

Current:
Federal	$3,818	$3,551	$1,224
State	709	186	6

Total	$4,527	$3,737	1,230

Deferred:
Federal	$(205)	$(682)	$(230)
State	(476)	—	—

Total	$(681)	$(682)	$(230)

Total tax expense	$3,846	$3,055	$1,000

A reconciliation of the expected tax expense, based on the Federal statutory rate of 34%, to the actual tax expense for the years ended December 31 is as follows:

	2002	2001	2000

Expected income tax expense at stated rate (34%)	$4,405	$3,840	$1,609
Increase (decrease) in income tax expense resulting from:
Tax exempt income	(669)	(773)	(1,009)
Amortization of intangible assets	-	63	88
State income tax (net of federal benefit)	154	123	4
Change in federal valuation allowance	(95)	(225)	320
Other, net	51	27	(12)

Total	$3,846	$3,055	$1,000

Effective tax rate	30%	27%	21%

Significant components of BancShares’ deferred tax liabilities and (assets) are as follows:

	December 31,

	2002	2001

Deferred tax liabilities:
Depreciation	$764	$888
Leased assets	310	267
Investment securities/pension	7,376	6,365
Other	684	384

Gross deferred tax liabilities	9,134	7,904

Deferred tax assets:
Allowance for loan losses	(3,508)	(2,944)
Intangible assets	(2,863)	(2,726)
Charitable contribution carryforward	—	(283)
Other	(583)	(417)

Gross deferred tax assets	(6,954)	(6,370)

Federal valuation allowance	—	95
State valuation allowance	316	537

Net deferred tax liability	$2,496	$2,166

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 6.          Income Taxes - continued

Valuation allowances for deferred tax assets of $316 were required at December 31, 2002 for certain deferred state tax benefits. A valuation allowance for deferred tax assets of $632 was required at December 31, 2001 for certain deferred state tax benefits and for the federal charitable contribution carryforwards. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in the carryback period. A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available-for-sale and the minimum pension liability. The related deferred tax charges of approximately $1,011 and $1,286 for the years ended December 31, 2002 and 2001, respectively, have been recorded directly to shareholders’ equity.

Note 7.          Deposits

Deposits at December 31 are summarized as follows:

	2002	2001

Demand	$147,108	$128,368
Checking with interest	97,940	88,748
Savings	61,544	58,272
Money market accounts	100,170	82,599
Time	390,010	380,672

Total deposits	$796,772	$738,659

Total time deposits with a denomination of $100 or more were $112,097 and $105,111 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of all time deposits were:

2003	$323,702
2004	44,866
2005	9,592
2006	11,850
2007 and thereafter	—

Total time deposits	$390,010

Note 8.          Short-Term Borrowings and Long-Term Obligations

Short-term Borrowings

Short-term borrowings at December 31, were:

	2002	2001

U.S. Treasury tax and loan accounts	$2,062	$463
Repurchase agreements	12,278	17,683

Total short-term borrowings	$14,340	$18,146

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 8.          Short-Term Borrowings and Long-Term Obligations - continued

The U. S. Treasury tax and loan accounts averaged $1,426 in 2002 and $1,400 in 2001. The highest month-end balance of the U. S. Treasury tax and loan accounts was $2,106 in 2002 and $2,366 in 2001. The average rate on U. S. Treasury tax and loan accounts was 1.31% in 2002 and 3.17% in 2001. The repurchase agreements averaged $15,179 in 2002 and $14,681 in 2001. The highest month-end balance of the repurchase agreements was $16,425 in 2002 and $17,969 in 2001. The average rate on repurchase agreements in 2002 and 2001 was 1.21% and 2.55%, respectively. At December 31, 2002, $39,424 of investment securities were pledged for short-term borrowings. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

Long-term Obligations

The $23.0 million long-term obligations are Capital Trust Securities of Southern Capital Trust I, (“the Trust”) a wholly-owned statutory business trust of BancShares. These long-term obligations, which qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part on or after June 30, 2003. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust’s obligations under the Capital Trust Securities.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 9.          Acquisitions

BancShares has consummated numerous bank branch acquisitions in recent years. All of the acquisitions have been accounted for under the purchase method of accounting, with the results of operations not included in BancShares’ Consolidated Statements of Income until after the transaction date. The pro forma impact of the acquisitions as though they had been made at the beginning of the periods presented is not considered material to BancShares’ consolidated financial statements.

The following table provides information regarding the branch acquisitions that have been consummated during the three-year period ending December 31, 2002:

Date	Institution/Location	Assets Acquired	Deposit Liabilities Assumed	Resulting Intangible

October 2002	RBC Centura	$31,316	$31,316	$2,610
	Scotland Neck, North Carolina

November 2000	First-Citizens Bank & Trust Company (1)	15,349	15,349	1,428
	Nashville, North Carolina

November 2000	First-Citizens Bank & Trust Company (1)	50,764	50,764	5,261
	Rocky Mount, North Carolina

April 2000	Centura Bank	10,322	10,322	1,136
	Nashville, North Carolina

April 2000	Centura Bank	8,003	8,003	622
	Sharpsburg, North Carolina

April 2000	Centura Bank	11,068	11,065	1,107
	Battleboro, North Carolina

February 2000	Cooperative Bank for Savings, SSB	7,124	7,117	532
	Robersonville, North Carolina

(1)       See Note 15.

Note 10.         Retirement Plans

Southern has a noncontributory, defined benefit pension plan which covers substantially all full-time employees. Employees who qualify under length of service and other requirements participate in the noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount allowable for federal income tax purposes. The plan’s assets consist primarily of investments in First-Citizens Bank & Trust Company common trust funds, which include listed common stocks and fixed income securities (see Note 15). It is Southern’s policy to determine the service cost and projected benefit obligation using the Projected Unit Credit Cost method.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 10.         Retirement Plans - continued

The following sets forth pertinent information regarding the pension plan for the periods indicated:

	2002	2001	2000

Change in benefit obligation
Net benefit obligation at beginning of year	$10,622	$8,331	$7,414
Service cost	636	549	422
Interest cost	795	703	576
Actuarial loss	1,171	1,331	257
Transfer from affiliated banks	1,199	—	—
Gross benefits paid	(326)	(292)	(338)

Net benefit obligation at end of year	$14,097	$10,622	$8,331

Change in plan assets
Fair value of plan assets at beginning of year	$7,761	$7,743	$7,483
Actual return on plan assets	17	186	183
Employer contributions	1,059	124	415
Transfer from affiliated banks	1,370	—	—
Gross benefits paid	(326)	(292)	(338)

Fair value of plan assets at end of year	$9,881	$7,761	$7,743

Funded status at end of year	$(4,215)	$(2,860)	$(588)
Unrecognized net actuarial loss	3,293	1,749	97
Unrecognized prior service cost	39	48	56
Unrecognized net transition asset	(22)	(63)	(103)

Net amount recognized as a liability in the consolidated balance sheets at end of year	$(905)	$(1,126)	$(538)

Assumptions as of December 31:
Discount rate	6.50%	7.00%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.75%	4.75%	4.75%

Components of net periodic benefit cost:
Service cost	$636	$549	$422
Interest cost	795	703	576
Expected return on assets	(680)	(584)	(535)
Amortization of:
Transition asset	(40)	(40)	(40)
Prior service cost	9	9	9
Actuarial loss	118	76	—

Total net periodic benefit cost	$838	$713	$432

Employees are also eligible to participate in a matching savings plan after one month of service. During 2002 Southern made participating contributions to this plan of $374 compared to $342 during 2001 and $286 during 2000.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 11.         Regulatory Requirements and Restrictions

BancShares and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations establish guidelines for minimum capital levels, restrict certain dividend payments and require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Such reserves averaged $11,289 during 2002 of which $11,106 was satisfied by vault cash and the remainder by amounts held in the Federal Reserve Bank.

Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4% of risk-adjusted assets, a total capital ratio of no less than 8% of risk-adjusted assets, and a leverage capital ratio of no less than 4% of average tangible assets. To meet the Federal Deposit Insurance Corporation’s (“FDIC”) “well capitalized” standards, the Tier 1 ratios must be at least 6%, total capital ratios must be at least 10% and leverage capital ratios must be at least 5%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2002, Southern was considered to be “well capitalized” by the FDIC. There are no conditions or events since December 31, 2002 that management believes have changed the category of Southern.

Southern’s capital ratios as of December 31 are set forth below:

	2002	2001

Tier 1 capital	$66,546	$60,458

Total capital	77,814	70,916
Risk-adjusted assets	625,745	548,884
Average tangible assets	867,084	820,605

Tier 1 capital ratio	10.63%	11.01%
Total capital ratio	12.44%	12.92%
Leverage capital ratio	7.67%	7.37%

The primary source of funds for the dividends paid by BancShares to its shareholders is dividends received from its Banking subsidiary. Southern Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of retained earnings. Should at anytime its surplus be less than 50% of its paid-in capital stock, Southern Bank may not declare a dividend until it has transferred from retained earnings to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern Bank may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the FDIC. Dividends on BancShares’ common shares may be paid only after dividends on preferred Series “B” and “C’’ shares have been paid. Common share dividends are based upon BancShares’ profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2002 BancShares’ investment in Southern was restricted to an amount equal to the level of regulatory capital, approximately $77.8 million, that could be transferred to Southern without obtaining prior regulatory approval.

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

Southern is exposed to credit loss for the contractual notional amount of commitments to extend credit and standby letters of credit in the event of nonperformance by the other party to the financial instrument. Southern uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit and undisbursed advances on customer lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. Southern evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Southern, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include trade accounts receivable, property, plant, and equipment and income-producing commercial properties.

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 is $2,807. At December 31, 2002, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

Outstanding commitments to lend at December 31, 2002 and December 31, 2001 were $184,785 and $154,636 and include undisbursed advances on customer lines of credit of $51,674 and $45,940, respectively. Outstanding standby letters of credit and commitments to lend at December 31, 2002 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2002 generally expire within one to five years.

At December 31, 2002, commitments to sell loans amounted to $5,503. At December 31, 2001 commitments to sell loans were $3,718.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Southern grants agribusiness, commercial and consumer loans to customers primarily in eastern North Carolina. Although Southern has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agricultural industry and in particular the tobacco segment thereof. For several decades tobacco has been under criticism for potential health risks.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 12.          Commitments, Contingencies and Concentration of Credit Risk - continued

BancShares is also involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of such actions will not have a material adverse effect on the consolidated financial condition of BancShares.

Note 13.          Parent Company Financial Statements

Presented below are the condensed balance sheets (parent company only) of Southern BancShares (N.C.), Inc. as of December 31, 2002 and 2001 and condensed statements of income and cash flows for the three years ended December 31, 2002.

	December 31,

CONDENSED BALANCE SHEETS	2002	2001

ASSETS
Cash	$2,978	$1,545
Investment securities available-for-sale	17,742	15,361
Other assets	178	470
Investment in subsidiaries	83,914	76,620

Total assets	$104,812	$93,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$3,592	$2,856
Notes payable	23,711	23,711

Total liabilities	27,303	26,567
Shareholders’ equity	77,509	67,429

Total liabilities and shareholders’ equity	$104,812	$93,996

	Year ended December 31,

CONDENSED STATEMENTS OF INCOME	2002	2001	2000

Dividends from bank subsidiary	$2,491	$2,359	$2,376
Securities gains (losses)	1,346	2,856	(727)
Other	626	437	264

Total income	4,463	5,652	1,913

Interest expense	(2,129)	(2,129)	(2,129)
Other expense	(362)	(83)	(65)

Income (loss) before equity in undistributed income of subsidiaries	1,972	3,440	(281)
Equity in undistributed income of subsidiaries	7,139	4,801	4,015

Net income	$9,111	$8,241	$3,734

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 13.          Parent Company Financial Statements (continued)

	Year ended December 31,

CONDENSED STATEMENTS OF CASH FLOWS	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$9,111	$8,241	$3,734
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed net income of subsidiary	(7,139)	(4,801)	(4,015)
Loss on impairment of available for sale securities	—	—	855
Gains on sales and issuer calls of securities	(1,346)	(2,856)	(128)
Decrease in other assets	292	519	158
Increase in accrued liabilities	736	668	262

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,654	1,771	866

INVESTING ACTIVITIES:
Sale (purchase) of investments	452	(553)	(16)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	452	(553)	(16)

FINANCING ACTIVITIES:
Dividends paid	(532)	(537)	(554)
Purchase and retirement or redemption of stock	(140)	(244)	(1,050)

NET CASH USED BY FINANCING ACTIVITIES	(672)	(781)	(1,604)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,434	437	(754)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	1,545	1,108	1,862

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$2,979	$1,545	$1,108

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$2,129	$2,129	$2,129
Income taxes	$—	$—	$—

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

Long-term obligations

The fair value of long-term obligations is the market value at the last trade date in 2002 and 2001.

Commitments

Southern’s commitments to extend credit have no carrying value and are generally at variable rates and/or have relatively short terms to expiration. Accordingly, these financial instruments are deemed to have no material fair value.

Limitations on Fair Value Assumptions

Fair value estimates are made by management at specific points in time based on relevant information about the financial instrument and the market. These estimates do not reflect any premium or discount that could result from offering for sale at one time BancShares’ entire holdings of a particular financial instrument nor are potential taxes and other expenses that would be incurred in an actual sale considered. Because no market exists for a significant portion of BancShares’ financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and/or the methodology used could significantly affect the estimates disclosed. Similarly, the fair values disclosed could vary significantly from amounts realized in actual transactions.

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

The estimated fair values of BancShares’ financial instruments at December 31 are as follows:

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$39,263	$39,263	$40,811	$40,811
Overnight funds sold	30,625	30,625	22,365	22,365
Investment securities:
Held-to-maturity	26,181	26,759	49,351	50,142
Available-for-sale	164,374	164,374	154,932	154,932
Loans	608,052	607,645	537,664	564,762
Accrued interest receivable	5,281	5,281	6,097	6,097

Financial liabilities:
Deposits	$796,772	$800,743	$738,659	$742,862
Short-term borrowings	14,340	14,340	18,146	18,146
Long-term obligations	23,000	23,345	23,000	23,230
Accrued interest payable	1,919	1,919	3,228	3,228

Note 15.         Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2002 beneficially owned 32,746 shares, or 28.81%, of BancShares’ outstanding common stock and 4,966 shares, or 1.38%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.12%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2002, beneficially owned 2,529,519 shares, or 28.61%, and 1,384,121 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 650,958 shares, or 38.73%, and 199,052 shares, or 11.84%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B common shares, or 6.23%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 15.         Related Parties - continued

A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“First Citizens”). As more fully discussed in note 9, Southern acquired branches from First Citizens in 2000.

The following table lists the various charges paid to the Corporation during the years ended December 31:

	2002	2001	2000

Data and item processing	$2,521	$2,821	$2,461
Forms, supplies and equipment	631	476	302
Trustee for employee benefit plans	60	64	88
Consulting fees	97	102	83
Other services	190	52	80

Total	$3,499	$3,515	$3,014

Data and item processing expenses include courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $22,418 at December 31, 2002 and $23,974 at December 31, 2001. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $87 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in both 2002 and 2001. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had a cost basis of $2.6 million and $465, respectively, at both December 31, 2002 and 2001. The Class A common stock had a fair value of $12.0 million and $12.2 million at December 31, 2002 and 2001, respectively. The Class B common stock had a fair value of $2.1 million and $2.2 million at December 31, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN BANCSHARES (N.C.), INC.
DATED: February 25, 2003	By:	/s/ R. S. WILLIAMS

R. S. Williams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. S. WILLIAMS	Chairman of the Board of Directors	February 25, 2003

R. S. Williams

/s/ JOHN C. PEGRAM, JR.	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2003

John C. Pegram, Jr

/s/ DAVID A. BEAN	Treasurer (principal financial and accounting officer)	February 25, 2003

David A. Bean

/s/ BYNUM R. BROWN	Director	March 5, 2003

Bynum R. Brown

/s/ WILLIAM H. BRYAN	Director	February 25, 2003

William H. Bryan

/s/ ROBERT J. CARROLL	Director	March 6, 2003

Robert J. Carroll

/s/ HOPE H. CONNELL	Director	March 10, 2003

Hope H. Connell

/s/ J. EDWIN DREW	Director	March 5, 2003

J. Edwin Drew

/s/ MOSES B. GILLAM, JR	Director	March 5, 2003

Moses B. Gillam, Jr.

/s/ LEROY C. HAND, JR.	Director	March 5, 2003

LeRoy C. Hand, Jr.

/s/ FRANK B. HOLDING	Director	February 25, 2003

Frank B. Holding

/s/ M. J. MCSORLEY	Director	February 25, 2003

M. J. McSorley

/s/ W. HUNTER MORGAN, SR.	Director	March 6, 2003

W. Hunter Morgan, Sr.

/s/ CHARLES I. PIERCE, SR	Director	March 5, 2003

Charles I. Pierce, Sr.

/s/ W. A. POTTS	Director	March 3, 2003

W. A. Potts

/s/ CHARLES L. REVELLE, JR	Director	March 5, 2003

Charles L. Revelle, Jr.

/s/ CHARLES O. SYKES	Director	February 25, 2003

Charles O. Sykes

/s/ JOHN N. WALKER	Director	February 25, 2003

John N. Walker

CERTIFICATION

I, John C. Pegram, Jr., certify that:

1.         I have reviewed this annual report on Form 10-K of Southern BancShares (N. C.), Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit tostate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ JOHN C. PEGRAM, JR

John C. Pegram, Jr., President and Chief Executive Officer

CERTIFICATION

I, David A. Bean, certify that:

1.         I have reviewed this annual report on Form 10-K of Southern BancShares (N. C.), Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 10, 2003	/s/ DAVID A. BEAN

David A. Bean, Secretary, Treasurer and Chief Financial Officer

CERTIFICATION
(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-K filed by Southern BancShares (N.C.), Inc. (the “issuer”) for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the issuer on the dates and for the periods presented therein.

Date: March 10, 2003	/s/ JOHN C. PEGRAM, JR.

John C. Pegram, Jr.,

President and Chief Executive Officer

Date: March 10, 2003	/s/ DAVID A. BEAN

David A. Bean,

Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1

Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

3.2	Registrant’s Bylaws (filed as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

4 .1

Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant’s Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

4.2

Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference.)

4.3	Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

4.4

Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

10.1

Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant’s 1989 Annual Report on Form 10-K and incorporated herein by reference)

22	Subsidiaries of the Registrant (filed as exhibit 22 to the Registrant’s 1999 Annual Report on Form 10-K and incorporated herein by reference)

99	Registrant’s definitive Proxy Statement dated March 21, 2003 for the 2002 Annual Shareholders’ Meeting (being filed separately)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO DAVID A. BEAN, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER OF SOUTHERN BANCSHARES (N.C.), INC.