Form 10-Q
period 2003-03-31
SOUTHERN BANCSHARES NC INC
filed 2003-05-09
CIK 703904

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003               Commission File No. 0-10852

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

                                                   Yes  X   No ___
                                                       ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                                       ---

Indicate the number of shares outstanding of the Registrant's common stock as of the close of the quarter covered by this report.

                                 111,825 shares

Part i - FINANCIAL INFORMATION

Item 1 - Financial Statements.

                                                                                                (Unaudited)
SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                March 31,          December 31,
CONSOLIDATED BALANCE SHEETS                                                                        2003                 2002
                                                                                               -------------       --------------
(Dollars in thousands except per share data)

ASSETS
Cash and due from banks                                                                         $     41,170        $      39,263
Overnight funds sold                                                                                  50,208               30,625
Investment securities:
   Available-for-sale, at fair value (amortized cost $138,385 and $145,195, respectively)            157,416              164,374
   Held-to-maturity, at amortized cost (fair value $24,218 and $26,759, respectively)                 23,682               26,181
Loans                                                                                                619,985              602,183
Loans held for sale                                                                                    5,389               14,967
    Less allowance for loan losses                                                                    (9,411)              (9,098)
                                                                                               -------------       --------------
         Net loans                                                                                   615,963              608,052
Premises and equipment                                                                                33,332               32,541
Intangible assets                                                                                     10,211               10,772
Accrued interest receivable                                                                            5,146                5,281
Other assets                                                                                           2,770                3,514
                                                                                               -------------       --------------
              Total assets                                                                      $    939,898        $     920,603
                                                                                               =============       ==============

LIABILITIES
Deposits:

     Noninterest-bearing                                                                        $    146,833        $     147,108
     Interest-bearing                                                                                671,433              649,664
                                                                                               -------------       --------------
         Total deposits                                                                              818,266              796,772
Short-term borrowings                                                                                 10,889               14,340
Long-term obligations                                                                                 23,000               23,000
Accrued interest payable                                                                               1,882                1,919
Other liabilities                                                                                      6,815                7,063
                                                                                               -------------       --------------
          Total liabilities                                                                          860,852              843,094
                                                                                               -------------       --------------

SHAREHOLDERS' EQUITY
SeriesB non-cumulative preferred stock, no par value; $3,594 and $3,609 liquidation value at March 31, 2003 and December 31, 2002, respectively;
      408,728 shares authorized; 359,351 and 360,920 shares issued and
      outstanding at March 31, 2003 and December 31, 2002, respectively                                1,750                1,758
Series  C  non-cumulative  preferred stock, no par value; $397 liquidation value at both
      March 31, 2003 and December 31, 2002; 43,631 shares authorized;  39,657 shares
      issued and outstanding at both March 31, 2003 and December 31, 2002                                552                  552
Common stock,  $5 par value; 158,485 shares authorized; 111,825 and 113,649 shares
      issued and outstanding at March 31, 2003 and December 31, 2002, respectively                       559                  568
Surplus                                                                                               10,000               10,000
Retained earnings                                                                                     54,520               52,876
Accumulated other comprehensive income                                                                11,665               11,755
                                                                                               -------------       --------------
        Total shareholders' equity                                                                    79,046               77,509
                                                                                               -------------       --------------

              Total liabilities and shareholders' equity                                        $    939,898        $     920,603
                                                                                               =============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES                                                (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                                      Three Months Ended March 31,
    INCOME                                                                              2003                      2002
                                                                                        ----                      ----
(Dollars in thousands except share and per share data)                                                  (Restated - see Note 1)
Interest income:
Loans                                                                                  $     10,404         $     10,081
Investment securities:
    U. S. Government                                                                            924                1,660
    State, county and municipal                                                                 296                  302
    Other                                                                                       392                  351
                                                                                      -------------        -------------
            Total investment securities interest income                                       1,612                2,313
Overnight funds sold                                                                            117                  141
                                                                                      -------------        -------------
                         Total interest income                                               12,133               12,535

Interest expense:
       Deposits                                                                               2,934                3,692
       Short-term borrowings                                                                     29                   32
       Long-term obligations                                                                    517                  517
                                                                                      -------------        -------------
             Total interest expense                                                           3,480                4,241
                                                                                      -------------        -------------
                     Net interest income                                                      8,653                8,294
      Provision for loan losses                                                                 450                  450
                                                                                      -------------        -------------
                     Net interest income after provision for loan losses                      8,203                7,844

Noninterest income:
     Service charges on deposit accounts                                                      1,632                1,269
     Gain on sale of loans                                                                      440                   33
     Other service charges and fees                                                             523                  389
     Investment securities gains, net                                                             -                  215
     Other                                                                                       77                   32
                                                                                      -------------        -------------
           Total noninterest income                                                           2,672                1,938

Noninterest expense:
      Personnel                                                                               4,096                3,708
      Occupancy                                                                                 768                  699
      Data processing                                                                           729                  647
      Furniture and equipment                                                                   494                  485
      Intangibles amortization                                                                  452                  477
      Professional fees                                                                         308                  193
      Other                                                                                     938                  980
                                                                                      -------------        -------------
             Total noninterest expense                                                        7,785                7,189
                                                                                      -------------        -------------
Income before income taxes                                                                    3,090                2,593
Income taxes                                                                                    960                  783
                                                                                      -------------        -------------
                       Net income                                                             2,130                1,810
                                                                                      -------------        -------------
Other comprehensive income (loss) net of tax:
   Unrealized (losses) gains arising during period                                              (90)                 434
   Reclassification adjustment for (gains) losses included in net income                          -                 (142)
                                                                                      -------------        -------------
   Other comprehensive (loss) income                                                            (90)                 292
                                                                                      -------------        -------------
       Total comprehensive income                                                      $      2,040         $      2,102
                                                                                      =============        =============
Per share information:
   Net income per common share                                                         $      18.08         $      15.08
   Cash dividends declared on common shares                                                    0.38                 0.38
   Weighted average common shares outstanding                                               112,930              114,135
                                                                                      ==============       =============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Dollars in thousands except per share data)
(Unaudited)


                                                                     Preferred Stock                          Common Stock
                                                  ----------------------------------------------------  -------------------------
                                                           Series B                  Series C
                                                  --------------------------   -----------------------
                                                    Shares         Amount        Shares      Amount        Shares        Amount
                                                  ------------   -----------   -----------  ----------  -------------  ----------
Balance, December 31, 2001                             363,373    $    1,770        39,716   $     553        114,208   $     571
Net income (Restated - see Note 1)                           -             -             -           -              -           -
Purchase and retirement of stock                             -             -             -           -            (94)         (1)
Cash dividends:
  Common stock ($38 per share)                               -             -             -           -              -           -
  Preferred B ($.22 per share)                               -             -             -           -              -           -
  Preferred C ($.22 per share)                               -             -             -           -              -           -
Unrealized gain on securities
  available-for-sale, net of tax                             -             -             -           -              -           -
                                                  ------------   -----------   -----------  ----------  -------------  ----------
Balance, March 31, 2002                                363,373    $    1,770        39,716   $     553        114,114   $     570
                                                  ============   ===========   ===========  ==========  =============  ==========

Balance, December 31, 2002                             360,920    $    1,758        39,657   $     552        113,649    $    568
Net income                                                   -             -             -           -              -           -
Purchase and retirement of stock                        (1,569)           (8)            -           -         (1,824)         (9)
Cash dividends:
  Common stock ($.38 per share)                              -             -             -           -              -           -
  Preferred B ($.22 per share)                               -             -             -           -              -           -
  Preferred C ($.22 per share)                               -             -             -           -              -           -
Unrealized loss on securities
  available-for-sale, net of tax                             -             -             -           -              -           -
                                                  ------------   -----------   -----------  ----------  -------------  ----------
Balance, March 31, 2003                                359,351    $    1,750        39,657   $     552        111,825   $     559
                                                  ============   ===========   ===========  ==========  =============  ==========


                                                                                   Accumulated
                                                                                      Other
                                                                                     Compre-            Total
                                                                     Retained        hensive        Shareholders'
                                                      Surplus        Earnings        Income            Equity
                                                    ------------    ------------  -------------    ---------------
Balance, December 31, 2001                           $    10,000     $    44,388   $     10,147     $       67,429
Net income (Restated - see Note 1)                             -           1,810              -              1,810
Purchase and retirement of stock                               -             (18)             -                (19)
Cash dividends:
  Common stock ($38 per share)                                 -             (43)             -                (43)
  Preferred B ($.22 per share)                                 -             (80)             -                (80)
  Preferred C ($.22 per share)                                 -              (9)             -                 (9)
Unrealized gain on securities
  available-for-sale, net of tax                               -               -            292                292
                                                    ------------    ------------  -------------    ---------------
Balance, March 31, 2002                              $    10,000     $    46,048   $     10,439     $       69,380
                                                    ============    ============  =============    ===============

Balance, December 31, 2002                           $    10,000     $    52,876   $     11,755     $        77,509
Net income                                                     -           2,130              -              2,130
Purchase and retirement of stock                               -            (356)             -               (373)
Cash dividends:
  Common stock ($.38 per share)                                -             (42)             -                (42)
  Preferred B ($.22 per share)                                 -             (79)             -                (79)
  Preferred C ($.22 per share)                                 -              (9)             -                 (9)
Unrealized loss on securities
  available-for-sale, net of tax                               -               -            (90)               (90)
                                                    ------------    ------------  -------------    ---------------
Balance, March 31, 2003                              $    10,000     $    54,520   $     11,665     $       79,046
                                                    ============    ============  =============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            (Unaudited)
                                                                                                    Three months ended March 31,
(Dollars in thousands)                                                                              2003               2002
                                                                                                ------------        -----------
                                                                                                             (Restated - see Note 1)
OPERATING ACTIVITIES:
Net income                                                                                      $      2,130        $     1,810
Adjustments to reconcile net income to net cash
      provided by operating activities:
            Provision for loan losses                                                                    450                450
            Gain on sales and issuer calls of securities                                                   -               (215)
            Loss on sale or abandonment of premises and equipment                                          -                 30
            Gain on sale of loans                                                                       (649)               (33)
            Net amortization of premiums on investments                                                  177                140
            Amortization of intangibles and mortgage servicing rights                                    713                477
            Depreciation                                                                                 602                571
            Proceeds from loans held-for-sale                                                         30,281             18,201
            Net increase in intangible assets                                                           (152)               (22)
            Net decrease in accrued interest receivable                                                  135                402
            Net decrease in accrued interest payable                                                     (37)              (924)
            Net decrease in other assets                                                                 801                670
            Net decrease in other liabilities                                                           (248)              (421)
                                                                                                ------------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             34,203             21,136
                                                                                                ------------        -----------

INVESTING ACTIVITIES:
      Proceeds from maturities and issuer calls of investment securities available-for-sale           21,983              5,194
      Proceeds from maturities and issuer calls of investment securities held-to-maturity              3,658             16,553
      Proceeds from sales of investment securities available-for-sale                                      -                726
      Purchases of investment securities held-to-maturity                                               (620)            (1,780)
      Purchases of investment securities available-for-sale                                          (15,888)           (16,014)
      Net increase in loans                                                                          (37,993)           (13,723)
      Purchases of fixed assets                                                                       (1,393)            (1,107)
                                                                                                ------------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                                                (30,253)           (10,151)
                                                                                                ------------        -----------

FINANCING ACTIVITIES:
     Net increase in demand and interest-bearing demand deposits                                      14,393             11,509
     Net increase (decrease) in time deposits                                                          7,101            (10,888)
     Net repayments of short-term borrowed funds                                                      (3,451)            (1,082)
     Cash dividends paid                                                                                (130)              (132)
     Purchase and retirement of stock                                                                   (373)               (19)
                                                                                                ------------        -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                      17,540               (612)
                                                                                                ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       $     21,490        $    10,373
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                                                    69,888             63,176
                                                                                                ------------        -----------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                                  $     91,378        $    73,549
                                                                                                ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

     Interest                                                                                   $      3,518        $     5,165
     Income taxes                                                                               $        590        $       510
                                                                                                ============        ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING
   ACTIVITIES:
Unrealized (losses) gains on securities available-for-sale, net of tax                          $        (90)       $       292
                                                                                                ============        ===========
Foreclosed loans transferred to other real estate                                               $          -        $       116
                                                                                                ============        ===========

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

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and the restatement of 2002 for the application of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No.147, "Acquisitions of Certain Financial Institutions" ) necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included. BancShares restated its interim consolidated financial statements for the period ended March 31, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $336,000 which increased net income by $183,000 and net income per common share by $1.60 for the period ended March 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2002, incorporated by reference in the 2002 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The net MSR balances were $523,000 and $557,000 at March 31, 2003 and 2002 respectively. A valuation allowance for impairment of Mortgage Servicing Rights of $209,000 was recorded as of March 31, 2003. No valuation allowance for impairment was required at March 31, 2002.

BancShares adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) as of June 30, 2001 and adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Statement 142) effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). Statement 141 required, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In thousands)

Note 1.  Summary of Significant Accounting Policies - continued

Effective January 1, 2002 Bancshares adopted the provisions of Statement on Financial Accounting Standards No. 147 (Statement 147), "Acquisitions of Certain Financial Institutions," which requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142. Upon adoption of Statement 147, BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded in the 2002 fiscal year.

As of March 31, 2003, BancShares had intangible assets totaling $10.2 million. Management evaluated BancShares' existing intangible assets and goodwill as of January 1, 2002 and determined that BancShares had $5.6 million of goodwill that would no longer be amortized. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and performed an annual impairment test of the goodwill in the last six months of 2002 and will perform an annual impairment test thereafter. Bancshares will continue to amortize the remaining intangible assets, totaling $4.6 million at March 31, 2003, which relate primarily to acquisitions of branches. These intangible assets will continue to be amortized over their useful lives (generally 7 years). Management periodically reviews the useful lives of these assets and adjusts them downward where appropriate.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of March 31, 2003 and December 31, 2002 and the gross carrying amount of unamortized intangible assets as of March 31, 2003:

                                                         March 31, 2003                       December 31, 2002
                                                (Unaudited)
(Dollars in thousands)                        Gross Carrying        Accumulated       Gross Carrying      Accumulated
                                                  Amount            Amortization          Amount          Amortization
                                             ----------------      --------------    ----------------    --------------
Amortized intangible assets:
     Branch acquisitions                      $        13,274       $      29,165     $        13,274     $       8,714
     Mortgage servicing rights                          1,893               1,370               1,837             1,204
                                             ----------------      --------------    ----------------    --------------
                 Total                        $        15,167       $     110,535     $        15,111     $       9,918
                                             ================      ==============    ================    ==============

Unamortized intangible assets:
     Pension                                  $            39                   -     $            39                 -
                                             ================      ==============    ================    ==============
     Goodwill                                 $         5,540                   -     $         5,540                 -
                                             ================      ==============    ================    ==============


There was no change in the gross carrying amount of unamortized goodwill at March 31, 2003 compared to December 31, 2002.

The scheduled amortization expense for intangible assets at March 31, 2003 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and thereafter is as follows:


                                                            Scheduled
(Dollars in thousands)                                Amortization Expense
                                                     -----------------------
                                          2003        $                1,755
                                          2004                         1,376
                                          2005                         1,005
                                          2006                           647
                                          2007                           318
                                2008 and after                            92
                                                     -----------------------
                                         Total        $                5,193
                                                     =======================

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 is $3.7 million. At March 31, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

Reclassifications

Certain 2002 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Dollars in thousands

                                                                       (Unaudited)
Note 2. Investment securities                                        March 31, 2003

                                                ------------------------------------------------------------------
(In thousands)                                                       Gross           Gross
                                                  Amortized       Unrealized       Unrealized           Fair
                                                     Cost            Gains           Losses             Value
                                                --------------   ------------     ------------     ---------------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                      $        6,002   $         65     $          -     $        6,067
         Obligations of states
             and political subdivisions                 17,680             471               -             18,151
                                                --------------   -------------    ------------     --------------
                                                        23,682             536               -             24,218
                                                --------------   -------------    ------------     --------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                             102,000           1,116             (25)           103,091
         Marketable equity securities                   12,196          17,023               -             29,219
         Obligations of states
            and political subdivisions                  12,711             402               -             13,113
        Mortgage-backed securities                      11,478             516              (1)            11,993
                                                --------------   -------------    ------------     --------------
                                                       138,385          19,057             (26)           157,416
                                                --------------   -------------    ------------     --------------
                          Totals                $      162,067   $      19,593    $        (26)    $      181,634
                                                ==============   =============    ============     ==============

Note 2. Investment securities                                           December 31, 2002

                                                -----------------------------------------------------------------
(In thousands)                                                       Gross          Gross
                                                   Amortized      Unrealized      Unrealized            Fair
                                                     Cost            Gains          Losses              Value
                                                --------------   -------------  --------------     --------------
    SECURITIES HELD-TO-MATURITY:
         U.  S. Government                      $        6,004   $         103   $           -     $        6,107
         Obligations of states
             and political subdivisions                 20,177             475               -             20,652
                                                --------------   -------------   -------------     ---------------
                                                        26,181             578               -             26,759
                                                --------------   -------------   -------------     ---------------

    SECURITIES AVAILABLE-FOR-SALE:
         U.  S. Government                             107,771           1,537               -            109,308
         Marketable equity securities                   11,774          16,668               -             28,442
         Obligations of states
            and political subdivisions                  12,776             380              (1)            13,155
        Mortgage-backed securities                      12,874             603              (8)            13,469
                                                --------------   -------------   -------------     --------------
                                                       145,195          19,188              (9)           164,374
                                                --------------   -------------   -------------     --------------
                          Totals                $      171,376   $      19,766   $          (9)    $      191,133
                                                ==============   =============   =============     ==============

Note 3.  ALLOWANCE FOR LOAN LOSSES
      (Dollars in thousands)                              (Unaudited)
                                                 Three Months Ended March 31,
                                                ------------------------------
                                                      2003            2002
                                                --------------- --------------
    Balance at beginning of year                 $      9,098     $      7,636
      Provision for loan losses                           450              450
      Loans charged off                                  (275)            (165)
      Loan recoveries                                     138               45
                                                --------------  --------------
    Balance at end of the period                 $      9,411     $      7,966
                                                ==============  ==============

Note 4. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2003 or 2002, the computation of basic and diluted earnings per share is the same. The following table presents the components of the earnings per share computations:


                                                          (Unaudited)
      (Dollars in thousands)                      Three Months Ended March 31,
                                                -------------------------------
                                                     2003             2002
                                                --------------   --------------
    Net income                                   $       2,130    $       1,810
      Less: Preferred dividends                            (88)             (89)
                                                --------------   --------------
    Net income applicable to common shares       $       2,042    $       1,721
                                                ==============   ==============

    Weighted average common shares
      outstanding during the period                    112,930          114,135
                                                ==============   ==============



Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company (the "Corporation") and its subsidiary (First Citizens). The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2003, beneficially owned 32,751 shares, or 29.29%, of BancShares' outstanding common stock and 4,966 shares, or 1.38%, of BancShares' outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.52%, of BancShares' outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2003, beneficially owned 2,529,419 shares, or 28.76%, and 1,384,121 shares, or 15.74%, of the Corporation's outstanding Class A common stock, and 650,958 shares, or 38.79%, and 199,052 shares, or 11.86%, of the Corporation's outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with The Fidelity Bank, ("Fidelity"), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity's behalf, $3.6 million of Fidelity's mortgage loans at March 31, 2003.

The following table lists the various charges paid to the Corporation during the three months ended March 31, 2003 and the three months ended March 31, 2002 in accordance with the aforementioned service contracts:


      (Dollars in thousands)                               (Unaudited)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
    Data and item processing                       $      677      $      520
    Forms, supplies and equipment                         179             106
    Trustee for employee benefit plans                     15              17
    Consulting fees                                        26              23
    Other services                                         49              44
                                                  -----------     -----------

                                                   $      946      $      710
                                                  ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

INTRODUCTION

The net income of BancShares increased approximately $320,000 from $1.8 million in the first three months of 2002 to $2.1 million in the first three months of 2003, an increase of 17.68%. This increase resulted primarily from a $616,000 increase in gains on sales of loans held-for-sale. The interest rate market during 2003 resulted in significantly increased sales of loans compared to the interest rate market of the prior year quarter. Increased support staff, the acquisition of a Scotland Neck office from another bank in October 2002 and the opening of a new Kenansville office in February 2003 resulted in increased operating expenses for the three months ended March 31, 2003.

Per share net income available to common shares for the first three months of 2003 was $18.08, an increase of $3.00, or 19.89%, from $15.08 for the first three months of 2002. The annualized return on average equity increased to 10.85%, for the three months ended March 31, 2003, from 10.53% for the three months ended March 31, 2002.

At March 31, 2003, BancShares' assets totaled $939.9 million, an increase of $19.3 million, or 2.10%, from the $920.6 million reported at December 31, 2002. During this three month period, cash and due from banks increased $1.9 million, or 4.86% from $39.3 million to $41.2 million. During this three month period, overnight funds sold increased $19.6 million, or 63.94% from $30.6 million to $50.2 million. During this three month period, net loans increased $7.9 million, or 1.30%, from $608.1 million to $616.0 million. During the three months ended March 31, 2003 investment securities decreased $9.5 million, or 4.96% from $190.6 million at December 31, 2002 to $181.1 million at March 31, 2003. Total deposits increased $21.5 million, or 2.70% from $796.8 million at December 31, 2002 to $818.3 million at March 31, 2003. The above changes resulted from both the seasonal impact of the agricultural markets served by Southern and the significantly lower market interest rates during the three months ended March 31, 2003.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

BancShares did not acquire any additional locations in the three months ended March 31, 2003 or 2002. BancShares opened additional full service branches in Rocky Mount in January 2002 and Kenansville in February 2003.

BancShares acquired an existing RBC Centura branch in Scotland Neck, North Carolina in October 2002. This acquisition increased BancShares' deposits by approximately $31.3 million and increased BancShares' loans by approximately $4.1 million. BancShares paid approximately $2.3 million for this acquisition.

INTEREST INCOME

Interest and fees on loans increased $323,000, or 3.20%, from $10.1 million for the three months ended March 31, 2002 to $10.4 million for the three months ended March 31, 2003. This increase resulted from decreased loan portfolio yields that were offset by increased average loan balances. Average loans for the three months ended March 31, 2003 were $617.9 million, an increase of 14.98% from $537.4 million for the prior year period. This increase in average loans was principally the result of growth within the existing branches and the additions and acquisitions discussed above. The yield on the loan portfolio decreased to 6.83% for the three months ended March 31, 2003 from 7.62% for the three months ended March 31, 2002.

Interest income from investment securities, including U.S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $701,000 or 30.31%, from $2.3 million in the three months ended March 31, 2002 to $1.6 million in the three months ended March 31, 2003.

This decrease was due to both a decrease in yields for the three months ended March 31, 2003 and a decrease in average investment securities. The average investment securities for the three months ended March 31, 2003 was $185.3 million as compared to $187.4 million for the same 2002 period. The decrease in volume principally resulted from increased loans. The yield on investment securities was 4.96% for the three-month period ended March 31, 2002 and 3.92% for the three-month period ended March 31, 2003.

Interest income on overnight funds sold decreased $24,000, or 17.02%, from $141,000 for the three months ended March 31, 2002 to $117,000 for the three months ended March 31, 2003. This decrease in income resulted from a decrease in the average overnight funds sold yields from 1.57% for the three months ended March 31, 2002, to 1.12% for the three months ended March 31, 2003. This decrease more than offset an increase in the average overnight funds sold to $42.0 million for the three months ended March 31, 2003 from an average of $36.1 million for the three months ended March 31, 2002.

Total interest income decreased $402,000 or 3.21%, from $12.5 million for the three months ended March 31, 2002 to $12.1 million for the three months ended March 31, 2003. This decrease was the result of a 73 basis point decrease in average earning asset yields and an increase of $65.6 million in average earning assets.

Average earning asset yields for the three months ended March 31, 2003 decreased to 5.95% from the 6.68% yield on average earning assets for the three months ended March 31, 2002 as a result of the overall decline in market rates. Average earning assets increased from $760.9 million in the three months ended March 31, 2002 to $826.5 million in the three months ended March 31, 2003. This $65.6 million increase in the average earning assets resulted primarily from the acquisition and the opening of the new branches discussed above.

INTEREST EXPENSE

Total interest expense decreased $761,000, or 17.94%, from $4.2 million in the three months ended March 31, 2002 to $3.5 million for the three months ended March 31, 2003. The principal reason for this decrease was the overall decrease in the cost of funds from 2.62% for the three months ended March 31, 2002 to 2.04% for the three months ended March 31, 2003 resulting from an overall decline in market rates. Average interest-bearing deposits were $657.1 million in the three months ended March 31, 2003, an increase of $41.7 million from the $615.4 million average in the three months ending March 31, 2002. The increase in interest-bearing deposits was primarily the result of the acquisition and the opening of the two new branches discussed above.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.7 million for the three months ended March 31, 2003 and $8.3 million for the three months ended

March 31, 2002. The interest rate spread for the three months ended March 31, 2003 was 3.92%, a decrease of 14 basis points from the 4.06% interest rate spread for the three months ended March 31, 2002. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward less quickly than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended March 31, 2003 and the three months ended March 31, 2002 management recorded $450,000 as a provision for loan losses. During the first three months of 2003 management charged-off loans totaling $275,000 and received recoveries of $138,000, resulting in net charge-offs of $137,000. The allowance for loan losses accordingly increased $313,000 from December 31, 2002. During the same period in 2002, $165,000 in loans were charged-off and recoveries of $45,000 were received, resulting in net charge-offs of $120,000. The ratio of annualized net charge-offs to average loans was 0.09% for both the year ended December 31, 2002 and the three months ended March 31, 2003. The following table presents comparative Asset Quality ratios of BancShares:

                                                          March 31,    December 31,     March 31,
                                                            2003           2002           2002
                                                        ------------   ------------   ------------
Ratio of annualized net loans charged off
      to average loans                                         0.09%          0.09%          0.09%

Allowance for loan losses
      to loans excluding loans held-for-sale                   1.52%          1.51%          1.49%

Non-performing loans
      to loans                                                 0.56%          0.51%          0.34%

Non-performing loans and assets
      to total assets                                          0.41%          0.38%          0.23%

Allowance for loan losses
      to non-performing loans                                270.04%        291.32%        427.59%

The allowance for loan losses represented 1.52% of loans, excluding loans held-for-sale, at March 31, 2003 compared to 1.51% of loans, excluding loans held-for-sale, at December 31, 2002. The allowance for loan losses to loans ratio was also impacted by the net growth in loans, excluding loans-held-for-sale, of $17.5 million, or 2.95% from $593.1 million at December 31, 2002 to $610.6 million at March 31, 2003.

The ratio of nonperforming loans to total loans increased from 0.51% at December 31, 2002 to 0.56% at March 31, 2003. Nonperforming loans and assets to total assets increased from 0.38% at December 31, 2002 to 0.41% at March 31, 2003. The allowance for loan losses to nonperforming loans represented 270.04% of nonperforming loans at March 31, 2003, a decrease from the 291.32% at December 31, 2002.

The above declines in performance resulted primarily from the increase of nonperforming loans to $3.5 million at March 31, 2003 from $3.1 million at December 31, 2002. The nonperforming loans at March 31, 2003 included $741,000 of nonaccrual loans, $2.7 million of accruing loans 90 days or more past due and $25,000 of restructured loans. The nonperforming loans at December 31,

2002 included $918,000 of nonaccrual loans, $2.2 million of accruing loans 90 days or more past due and $25,000 of restructured loans. BancShares had $376,000 of assets classified as other real estate at March 31, 2003. BancShares had $411,000 of assets classified as other real estate at December 31, 2002. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the March 31, 2003 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2003 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $252,000 at March 31, 2003 compared to $470,000 at December 31, 2002. No additional allowances for loan losses were required for these impaired loans.

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

NONINTEREST INCOME

During the three months ended March 31, 2003, BancShares realized a $734,000 increase in noninterest income primarily as a result of $440,000 in gains on the sales of loans held-for-sale in the three months ended March 31, 2003 compared to $33,000 in gains on the sales of loans held-for-sale in the three months ended March 31, 2002.

Service charges on deposit accounts for the three months ended March 31, 2003 increased $363,000 and other service charges and fees for the three months ended March 31, 2003 increased $134,000 over the three months ended March 31, 2002 primarily as a result of growth within the existing branches and the acquisition and new branches discussed above.

NONINTEREST EXPENSE

Noninterest expense increased $596,000 or 8.29%, from $7.2 million in the three months ended March 31, 2002 to $7.8 million in the three months ended March 31, 2003.

This increase was primarily due to an increase in personnel expense of $388,000, or 10.46%, from $3.7 million at March 31, 2002 to $4.1 million at March 31, 2003 and increased occupancy, data processing and other expenses resulting principally from the acquisition and new branches discussed above.

INCOME TAXES

In the three months ended March 31, 2003 BancShares recorded income tax expense of $960,000 compared to $783,000 for the three months ended March 31, 2002. The resulting effective tax rate for the three months ended March 31, 2003 was 31.07% compared to 30.20% for the three months ended March 31, 2002. The effective rate for the three months ended March 31, 2003 increased compared to the effective rate for the three months ended March 31, 2002 primarily due to the relative proportion of non-taxable investments. The effective 2003 tax rate of 31.07% and the effective 2002 tax rate of 30.20% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern's regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements and is in compliance with those capital adequacy requirements at March 31, 2003.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern's leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern's leverage capital ratio at March 31, 2003 was 7.80%. At December 31, 2002, Southern's leverage capital ratio was 7.67%. Both of these ratios exceed the minimum threshold designated as "well capitalized" by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital ("RBC"). Southern's assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2003, Southern's Total RBC ratio was 12.48%. At December 31, 2002 the RBC ratio was 12.44%. Both of these ratios exceed the minimum threshold designated as "well capitalized" by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $11.7 million at March 31, 2003 compared to $11.8 million at December 31, 2002. Accumulated other comprehensive income consists principally of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders' equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

                                                                      March 31,
                                                                        2003

                                                                  -------------
      (Dollars in thousands)

Tier 1 capital                                                    $      68,753
Total capital                                                            80,111
Risk-adjusted assets                                                    641,993
Average tangible assets                                                 881,952

Tier 1 capital ratio  (1)                                                 10.71%
Total capital ratio  (1)                                                  12.48%
Leverage capital ratio  (1)                                                7.80%


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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares' overall financial condition. BancShares' liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 23.55% at March 31, 2003 and 22.66% at December 31, 2002.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2003 and for the three months ended March 31, 2002. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2003 jumbo time deposits represented 14.97% of total deposits compared to 13.82% of total deposits at December 31, 2002.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2003
(In thousands)

                                                           Payments due by period
                                                           ----------------------

                                    Less than 1 year    1-3 years    4-5 years   Over 5 years       Total
                                    ----------------    ---------   ----------   ------------       -----
Deposits                            $        734,039    $  58,309   $   25,918   $          -    $  818,266
Short-term borrowings                         10,889            -            -              -        10,889
Long-term obligations                              -            -            -         23,000        23,000
Lease obligations                                 48           41            5              -            94
-----------------------------------------------------------------------------------------------------------
   Total contractual obligations    $        744,976    $  58,350   $   25,923   $     23,000    $  852,249
===========================================================================================================

ACCOUNTING AND OTHER MATTERS

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 147 (Statement 147), "Acquisitions of Certain Financial Institutions," which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions' acquisitions during a period when many of such acquisitions involved "troubled" institutions. Statement 147 also amends Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see below) to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective as of January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. BancShares determined that, upon adoption of Statement 147 as of January 1, 2002, BancShares had $5.6 million of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during 2001 was $1.6 million. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, an annual impairment test in the last six months of 2002 and will perform an annual impairment test of the goodwill in 2003 and thereafter.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for fiscal years beginning after December 15, 2001. BancShares' adoption of this statement on January 1, 2002 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Statements of Financial Accounting Concepts No. 6, Elements of Financial Statements, is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. BancShares adopted this statement effective January 1, 2003 and will apply the provisions to disposals and exit activities initiated after that date.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 is $3.7 million. . At March 31, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 did not have a material impact on BancShares' consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At March 31, 2003, BancShares had no stock-based compensation plans and therefore the adoption of FAS 148 does not impact BancShares consolidated financial statements.

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

Other Matters

Southern acquired an existing RBC Centura branch in Scotland Neck, North Carolina in October 2002. This acquisition increased Southern's deposits by approximately $31.3 million and increased Southern's loans by approximately $4.1 million. Southern paid approximately $2.3 million for this acquisition.

Southern opened a denovo full service Branch in Kenansville, North Carolina in February 2003.

Management is not aware of any other trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares' liquidity, capital resources or other operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares' market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares' loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management's expectations based on the interest rate environment as of March 31, 2003. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 2003. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of March 31, 2003. Overall loan and deposit balance maturities are shorter at March 31, 2003 and overall rates have declined significantly, primarily as a result of market conditions and management's responses thereto.

  (Dollars in thousands, unaudited)                                    Maturing in the years ended March 31
                                         2004            2005             2006            2007         2008
Assets
  Loans
      Fixed rate                      $  92,774        $   67,859         $ 60,955      $65,851      $ 44,900
      Average rate (%)                     7.77%             7.67%            7.58%        7.29%         7.35%

      Variable rate                   $  97,598        $   32,981         $ 32,297      $27,111      $ 35,063
      Average rate (%)                     5.59%             5.67%            5.37%        5.24%         5.29%

   Investment securities
      Fixed rate                      $  76,038        $   49,148         $  1,167      $ 1,578      $    898
      Average rate (%)                     3.23%             2.78%            8.21%        8.23%         8.09%

Liabilities
  Savings and interest
     bearing checking

  Fixed rate                          $ 274,322                 -                -            -             -
  Average rate (%)                         0.60%                -                -            -             -

Certificates of deposit
  Fixed rate                          $ 307,954        $   56,638         $ 11,452      $15,237             -
  Average rate (%)                         2.25%             3.29%            4.12%        4.50%            -

  Variable rate                       $   4,159        $    1,671                -            -             -
  Average rate (%)                         1.25%             1.29%               -            -             -

Short-term debt

  Variable rate                       $  10,889                 -                -            -             -
  Average rate (%)                         0.95%                -                -            -             -

Long-term debt

  Fixed rate                                  -                 -                -            -             -
  Average rate (%)                            -                 -                -            -             -

                                      Thereafter       Total          Fair Value
Assets
  Loans
      Fixed rate                      $  47,672        $  380,011        $ 377,719
      Average rate (%)                     7.62%             7.57%

      Variable rate                   $  20,313        $  245,363        $ 245,363
      Average rate (%)                     5.42%             5.48%

   Investment securities
      Fixed rate                      $  33,238        $  162,067        $ 181,634
      Average rate (%)                     5.92%             3.75%

Liabilities
  Savings and interest
     bearing checking

  Fixed rate                                  -        $  274,322        $ 274,322
  Average rate (%)                            -              0.60%

Certificates of deposit
  Fixed rate                                  -        $  391,281        $ 395,254
  Average rate (%)                            -              2.54%

  Variable rate                               -        $    5,830        $   5,830
  Average rate (%)                            -              1.26%

Short-term debt

  Variable rate                               -        $   10,889        $  10,889
  Average rate (%)                            -              0.95%

Long-term debt

  Fixed rate                             23,000        $   23,000        $  23,230
  Average rate (%)                         8.25%             8.25%

A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares' interest-sensitivity position as of March 31, 2003, which reflected a one year negative interest-sensitivity gap of $281.5 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares' interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year negative interest sensitivity of financial instruments is slightly lower at March 31, 2003 as compared to December 31, 2002 as a result of some deposit customers, in reacting to the continued low short-term rate market, having invested in greater than one year deposit instruments.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

                                                                       March 31, 2003

                                                                                       Non-Rate
                                               1-90         91-180         81-365      Sensitive
                                               Days          Days           Days         & Over
                                            Sensitive      Sensitive      Sensitive      1 year      Total
Earning Assets:

Loans                                       $   54,249    $   40,028     $   96,095    $ 435,002   $ 625,374
Investment securities                           25,149        19,421         31,468      105,060     181,098
Temporary investments                           50,208             -              -            -      50,208
                                            ----------    ----------     ----------    ---------   ---------
      Total earning assets                  $  129,606    $   59,449     $  127,563    $ 540,062   $ 856,680
                                            ==========    ==========     ==========    =========   =========

Interest-Bearing Liabilities:
Savings and core time deposits                 369,795        60,641         53,471       65,054     548,961

Time deposits of $100,000 and more              56,532        28,287         18,457       19,196     122,472

Short-term borrowings                           10,889             -              -            -      10,889
Long-term obligations                                -             -              -       23,000      23,000
                                            ----------    ----------     ----------    ---------   ---------
      Total interest-bearing liabilities    $  437,216    $   88,928     $   71,928    $ 107,250   $ 705,322
                                            ==========    ==========     ==========    =========   =========

Interest sensitivity gap                    $ (307,610)   $  (29,479)    $   55,635    $ 432,812   $ 151,358
                                            ==========    ==========     ==========    =========   =========

Cumulative interest sensitivity gap         $ (307,610)   $ (337,089)    $ (281,454)   $ 151,358   $ 151,358
                                            ==========    ==========     ==========    =========   =========

FORWARD-LOOKING STATEMENTS

The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act. Forward-looking statements are inherently subject to risks and uncertainties because they include projections, predictions, expectations or beliefs about future events or results that are not statements of historical fact. Such statements are often characterized by the use of qualifiers such as "expect," "believe," "estimate," "plan," "project" or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

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

          3.2 Registrant's Bylaws (filed as exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

          4.1 Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant's Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

     b.   99   Certification pursuant to 18 U.S.C Section 1350

     c.   No reports on Form 8-K were filed during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SOUTHERN BANCSHARES (N.C.), INC.



May 1, 2003                    /s/ John C. Pegram, Jr.
-----------                    ------------------------------------------------
    Date                       John C. Pegram, Jr.,
                               President and Chief Executive Officer



May 1, 2003                    /s/ David A. Bean
-----------                    ------------------------------------------------
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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 1, 2003                    /s/ John C. Pegram, Jr.
                                          --------------------------------------
                                          John C. Pegram, Jr.,
                                          President and Chief Executive Officer

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date: May 1, 2003         /s/ David A. Bean
                               ------------------------------------------------
                               David A. Bean,
                               Secretary, Treasurer and Chief Financial Officer