Form 10-Q
period 2003-06-30
SOUTHERN BANCSHARES NC INC
filed 2003-08-07
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003	Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1538087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

121 East Main Street Mount Olive, North Carolina	28365
( Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (919) 658-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the close of the quarter covered by this report.

111,825 shares

Part i—FINANCIAL INFORMATION

Item 1—Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2003	December 31, 2002
(Dollars in thousands except per share data)

ASSETS
Cash and due from banks	$38,464	$39,263
Overnight funds sold	33,291	30,625
Investment securities:
Available-for-sale, at fair value (amortized cost $120,789 and $145,195, respectively)	141,592	164,374
Held-to-maturity, at amortized cost (fair value $45,494 and $26,759, respectively)	44,934	26,181
Loans held for sale	8,721	14,967
Loans	638,373	602,183
Less allowance for loan losses	(9,577)	(9,098)

Net loans	637,517	608,052
Premises and equipment	33,623	32,541
Intangible assets	9,848	10,772
Accrued interest receivable	4,983	5,281
Other assets	2,395	3,514

Total assets	$946,647	$920,603

LIABILITIES
Deposits:
Noninterest-bearing	$153,795	$147,108
Interest-bearing	661,149	649,664

Total deposits	814,944	796,772
Short-term borrowings	17,000	14,340
Long-term obligations	23,000	23,000
Accrued interest payable	1,523	1,919
Other liabilities	7,557	7,063

Total liabilities	864,024	843,094

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,590 and $3,609 liquidation value at June 30, 2003 and December 31, 2002, respectively; 408,728 shares authorized; 358,988 and 360,920 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,749	1,758
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both June 30, 2003 and December 31, 2002; 43,631 shares authorized; 39,657 shares issued and outstanding at both June 30, 2003 and December 31, 2002	552	552
Common stock, $5 par value; 158,485 shares authorized; 111,825 and 113,649 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	559	568
Surplus	10,000	10,000
Retained earnings	57,011	52,876
Accumulated other comprehensive income	12,752	11,755

Total shareholders’ equity	82,623	77,509

Total liabilities and shareholders’ equity	$946,647	$920,603

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
(Dollars in thousands except share and per share data)		(Restated—see Note 1)		(Restated—see Note 1)

Interest income:
Loans	$10,537	$10,158	$20,941	$20,239
Investment securities:
U. S. Government	771	1,475	1,695	3,135
State, county and municipal	273	307	569	609
Other	400	483	792	834

Total investment securities interest income	1,444	2,265	3,056	4,578
Overnight funds sold	119	115	236	256

Total interest income	12,100	12,538	24,233	25,073

Interest expense:
Deposits	2,733	3,259	5,667	6,951
Short-term borrowings	33	58	62	90
Long-term obligations	504	518	1,021	1,035

Total interest expense	3,270	3,835	6,750	8,076

Net interest income	8,830	8,703	17,483	16,997
Provision for loan losses	450	450	900	900

Net interest income after provision for loan losses	8,380	8,253	16,583	16,097

Noninterest income:
Service charges on deposit accounts	1,643	1,329	3,275	2,598
Gain on sale of loans	702	61	1,142	94
Other service charges and fees	614	425	1,137	814
Investment securities gains, net	—	563	—	778
Other	248	3	325	35

Total noninterest income	3,207	2,381	5,879	4,319

Noninterest expense:
Personnel	4,162	3,732	8,258	7,440
Occupancy	741	704	1,509	1,403
Data processing	728	670	1,457	1,317
Furniture and equipment	444	518	938	1,003
Intangibles amortization	424	525	876	1,072
Professional fees	200	205	508	398
Other	886	879	1,824	1,789

Total noninterest expense	7,585	7,233	15,370	14,422

Income before income taxes	4,002	3,401	7,092	5,994
Income taxes	1,376	1,029	2,336	1,812

Net income	2,626	2,372	4,756	4,182

Other comprehensive income net of tax:
Unrealized gains arising during period	907	2,751	997	3,185
Less: reclassification adjustment for gains included in net income	—	371	—	513

Total comprehensive income	$907	$2,380	$997	$2,672

Per share information:
Net income per common share	$22.71	$20.02	$40.77	$35.09
Cash dividends declared on common shares	0.40	0.37	0.78	0.75
Weighted average common shares outstanding	111,825	114,111	112,374	114,123

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands except per share data)
(Unaudited)
	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Shareholders’ Equity
	Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	363,373	$1,770	39,716	$553	114,208	$571	$10,000	$44,388	$10,147	$67,429
Net income (Restated—see Note 1)	—	—	—	—	—	—	—	4,182	—	4,182
Purchase and retirement of stock	(792)	(4)	—	—	(104)	(1)	—	(25)	—	(30)
Cash dividends:
Common stock ($.75 per share)	—	—	—	—	—	—	—	(86)	—	(86)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(159)	—	(159)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(18)	—	(18)
Other	—	—	—	—	—	—	—	33	—	33
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	2,672	2,672

Balance, June 30, 2002	362,581	$1,766	39,716	$553	114,104	$570	$10,000	$48,315	$12,819	$74,023

Balance, December 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509
Net income	—	—	—	—	—	—	—	4,756	—	4,756
Purchase and retirement of stock	(1,932)	(9)	—	—	(1,824)	(9)	—	(358)	—	(376)
Cash dividends:
Common stock ($.78 per share)	—	—	—	—	—	—	—	(88)	—	(88)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(158)	—	(158)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(17)	—	(17)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	997	997

Balance, June 30, 2003	358,988	$1,749	39,657	$552	111,825	$559	$10,000	$57,011	$12,752	$82,623

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended June 30,
(Thousands)	2003	2002
		(Restated—see Note 1)
OPERATING ACTIVITIES:
Net income	$4,756	$4,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	900
Investment securities gain, net	—	(778)
Gain on sale of loans	(1,142)	(94)
Loss on sale or abandonment of property and equipment	—	30
Premium amortization and discount accretion of investments, net	438	315
Amortization of intangibles	1,232	1,072
Depreciation	1,213	1,207
Net decrease in accrued interest receivable	298	535
Net decrease in accrued interest payable	(396)	(1,426)
Net increase in intangible assets	(308)	(146)
Net decrease in other assets	1,443	1,095
Net (decrease) increase in other liabilities	(132)	377

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,302	7,269

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	40,572	19,716
Proceeds from maturities and issuer calls of investment securities held-to-maturity	12,471	22,075
Proceeds from sale of investment securities available-for sale	—	1,781
Proceeds from sale of loans	66,965	29,118
Purchases of investment securities held-to-maturity	(29,310)	(6,516)
Purchases of investment securities available-for-sale	(18,519)	(26,014)
Net increase in loans	(96,512)	(45,394)
Purchases of fixed assets	(2,295)	(1,434)

NET CASH USED BY INVESTING ACTIVITIES	(26,628)	(6,668)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	11,985	12,076
Net increase (decrease) in time deposits	6,187	(18,459)
Net change in short-term borrowed funds	2,660	131
Other	—	33
Cash dividends paid	(263)	(263)
Purchase and retirement of stock	(376)	(30)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	20,193	(6,512)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,867	$(5,911)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	69,888	63,176

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$71,755	$57,265

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
Interest	$7,146	$9,502
Income taxes	$2,754	$1,180

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities available-for-sale, net of deferred tax	$997	$2,672
Foreclosed loans transferred to other real estate	$324	$166

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 49 banking offices in eastern North Carolina, and Southern Capital Trust I (the “Trust”), a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the “Capital Securities”) in June 1998 maturing in 2028. BancShares irrevocably and unconditionally guarantees the Trust’s obligations. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and the restatement of 2002 for the application of Statement of Financial Accounting Standards No.147, “Acquisitions of Certain Financial Institutions”) necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included. BancShares restated its interim consolidated financial statements for the three and six months periods ended June 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $336,000 and $654,000 which increased net income by $183,000 and $382,000 and net income per common share by $1.60 and $3.35 for the three and six month periods ended June 30, 2002.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $623,000 and $614,000 at June 30, 2003 and 2002 respectively. A valuation allowance for impairment of Mortgage Servicing Rights of $247,000 was recorded as of June 30, 2003. No valuation allowance for impairment was required at June 30, 2002.

BancShares adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141) as of June 30, 2001 and adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement 142) effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Statement 141 required, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments.

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

As of June 30, 2003, BancShares had intangible assets totaling $9.9 million. Management evaluated BancShares’ existing intangible assets and goodwill as of January 1, 2002 and determined that BancShares had $5.5 million of goodwill that would no longer be amortized. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and performed an annual impairment test of the goodwill in the last six months of 2002 and will perform an annual impairment test thereafter. Bancshares will continue to amortize the remaining intangible assets, totaling $4.3 million at June 30, 2003, which relate primarily to acquisitions of branches and originated MSR. These intangible assets will continue to be amortized over their estimated useful lives. Management periodically reviews the useful lives of these assets and adjusts them accordingly.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of June 30, 2003 and December 31, 2002 and the gross carrying amount of unamortized intangible assets as of June 30, 2003:

	June 30, 2003		December 31, 2002
	(Unaudited)
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$13,274	$9,588	$13,274	$8,714
Mortgage servicing rights	1,898	1,315	1,837	1,204

Total	$15,172	$10,903	$15,111	$9,918

Unamortized intangible assets:
Goodwill	$5,540	—	$5,540	—

Pension	$39	—	$39	—

There was no change in the gross carrying amount of unamortized goodwill at June 30, 2003 compared to December 31, 2002.

The scheduled amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and thereafter is as follows:

(Dollars in thousands, unaudited)	Estimated Amortization Expense
2003	$1,755
2004	1,376
2005	1,005
2006	647
2007	318
2008 and after	92

Total	$5,193

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $3.8 million. At June 30, 2003, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

Reclassifications

Certain 2002 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications, other than the following, had no effect on net income or shareholders’ equity as previously reported. BancShares restated its interim consolidated financial statements for the three and six month periods ended June 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $336,000 and $654,000 which increased net income by $183,000 and $382,000 and net income per common share by $1.60 and $3.35 for the three and six month periods ended June 30, 2002.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities	June 30, 2003				December 31, 2002
(In thousands, unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Government	$31,556	$43	$(57)	$31,542	$6,004	$103	$—	$6,107
Obligations of states and political subdivisions	12,394	509	(1)	12,902	20,177	475	—	20,652
Debt securities	984	66	—	1,050

	44,934	618	(58)	45,494	26,181	578	—	26,759

SECURITIES AVAILABLE-FOR-SALE:
U. S. Government	86,775	964	—	87,739	107,771	1,537	—	109,308
Marketable equity securities	14,186	18,914	—	33,100	11,774	16,668	—	28,442
Obligations of states and political subdivisions	10,090	466	(1)	10,555	12,776	380	(1)	13,155
Mortgage-backed securities	9,738	461	(1)	10,198	12,874	603	(8)	13,469

	120,789	20,805	(2)	141,592	145,195	19,188	(9)	164,374

Totals	$165,723	$21,423	$(60)	$187,086	$171,376	$19,766	$(9)	$191,133

Note 4. ALLOWANCE FOR LOAN LOSSES

	(Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2003	2002
Balance at beginning of year	$9,098	$7,636
Provision for loan losses	900	900
Loans charged off	(635)	(404)
Loan recoveries	214	87

Balance at end of the period	$9,577	$8,219

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

Note 5. EARNINGS PER COMMON SHARE

	(Unaudited)		(Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$2,626	$2,372	$4,756	$4,182
Less: Preferred dividends	(87)	(88)	(175)	(177)

Net income applicable to common shares	$2,539	$2,284	$4,581	$4,005

Weighted average common shares outstanding during the period	111,825	114,111	112,374	114,123

Note 6. Related Parties

BancShares has entered into various service contracts with another bank holding company (the “Corporation”) and its subsidiary. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2003, beneficially owned 32,751 shares, or 29.29%, of BancShares’ outstanding common stock and 4,966 shares, or 1.38%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.52%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2003, beneficially owned 2,530,282 shares, or 28.78%, and 1,384,121 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 651,406 shares, or 38.83%, and 199,477 shares, or 11.89%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.38%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with The Fidelity Bank, (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $3.5 million of Fidelity’s mortgage loans at June 30, 2003.

The following table lists the various charges paid to the Corporation during the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002 in accordance with the aforementioned service contracts:

(Dollars in thousands)	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Data and item processing	$661	$626	$1,338	$1,146
Forms, supplies and equipment	420	160	599	266
Trustee for employee benefit plans	15	14	30	31
Consulting fees	23	25	49	48
Other services	57	47	106	91

	$1,176	$872	$2,122	$1,582

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SIX MONTHS ENDED

June 30, 2003 VS. SIX MONTHS ENDED June 30, 2002

INTRODUCTION

The net income of BancShares increased $574,000 from $4.2 million in the first six months of 2002 to $4.8 million in the first six months of 2003, an increase of 13.73%. This increase resulted primarily from a $1.0 million before tax increase in service charges and fees. The acquisition of a branch in October 2002 and the opening of a new branch in February 2003 also increased net interest income, noninterest income, personnel expense and other operating expenses for the six months ended June 30, 2003.

BancShares restated its interim consolidated financial statements for the six month period ended June 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $654,000 which increased net income by $382,000 and net income per common share by $3.35 for the six month period ended June 30, 2002.

Per share net income available to common shares for the first six months of 2003 was $40.77, an increase of $5.68, or 16.18%, from $35.09 for the first six months of 2002. The annualized return on average equity decreased to 10.62%, for the period ended June 30, 2003, from 11.92% for the period ended June 30, 2002 and the annualized return on average assets decreased to 0.93%, for the period ended June 30, 2003, from 0.89% for the period ended June 30, 2002.

At June 30, 2003, BancShares’ assets totaled $946.6 million, an increase of $26.0 million, or 2.82%, from the $920.6 million reported at December 31, 2002. During this six month period, cash and due from banks decreased $799,000, or 2.03% from $39.3 million to $38.5 million. During this six month period, overnight funds sold increased $2.7 million, or 8.71% from $30.6 million to $33.3 million. During this six month period, loans, excluding loans held for sale, increased $36.2 million, or 6.01%, from $602.2 million to $638.4 million. During the six months ended June 30, 2003 investment securities decreased $4.0 million, or 2.11% from $190.6 million at December 31, 2002 to $186.5 million at June 30, 2003. Total deposits increased $18.2 million, or 2.28% from $796.8 million at December 31, 2002 to $814.9 million at June 30, 2003. The above changes resulted principally from the seasonal impact of the agricultural markets served by Southern.

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

BancShares’ assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, or the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares’ allowance for loan losses and related matters, see ASSET QUALITY AND PROVISION FOR LOAN LOSSES.

ACQUISITIONS AND CONSOLIDATIONS

BancShares did not acquire any additional locations or close and consolidate any existing locations in the six months ended June 30, 2003 or 2002. BancShares did close and consolidate two limited service locations in the last six months of 2002, acquired an additional branch in October 2002 and opened a new location in February 2003.

INTEREST INCOME

Interest and fees on loans increased $702,000, or 3.47%, from $20.2 million for the six months ended June 30, 2002 to $20.9 million for the six months ended June 30, 2003. This increase resulted from increased average balances and lower loan portfolio yields due to the declining interest rate environment in 2003. Average loans for the six months ended June 30, 2003 were $627.5 million, an increase of 15.33% from $544.1 million for the prior year period. This increase in average loans was principally the result of growth within existing branches, an acquisition in Scotland Neck, North Carolina in October 2002 and the opening of a new branch in Kenansville, North Carolina in February 2003. The yield on the loan portfolio was 6.73% for the six months ended June 30, 2003 and 7.50% for the six months ended June 30, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $1.5 million or 33.25%, and totaled $3.1 million in the six months ended June 30, 2003 and $4.6 million in the six months ended June 30, 2002. This decrease was due to both a decrease in the yield on the investment portfolio and a decrease in the volume of average investment securities. Investment securities for the six months ended June 30, 2003 averaged $184.6 million compared to an average of $204.6 million for the same 2002 period. The decrease in volume principally resulted from loan growth. The yield on investment securities was 4.94% for the six-month period ended June 30, 2002 and 3.73% for the six-month period ended June 30, 2003.

Interest income on overnight funds sold decreased $20,000, or 7.81% from $256,000 for the six months ended June 30, 2002 to $236,000 for the six months ended June 30, 2003. This decrease in income resulted from an increase in the average overnight funds sold to $41.4 million for the six months ended June 30, 2003 from an average of $30.7 million for the six months ended June 30, 2002 that was offset by a decrease in the yield on overnight funds to 1.13% for the six months ended June 30, 2003 from 1.66% for the six months ended June 30, 2002. The increase in average overnight funds resulted primarily from a decrease in investments.

Total interest income decreased $840,000 or 3.35%, from $25.1 million for the six months ended June 30, 2002 to $24.2 million for the six months ended June 30, 2003. This decrease was the result of a 78 basis point decrease in average earning asset yields that more than offset an increase of $72.8 million in average earning assets.

As a result of the overall decline in market rates, average earning asset yields for the six months ended June 30, 2003 decreased to 5.86% from the 6.64% yield on average earning assets for the six months ended June 30, 2002. Average earning assets increased from $761.5 million in the six months ended June 30, 2002 to $834.3 million in the six months ended June 30, 2003. This $72.8 million increase in the average earning assets resulted primarily from existing branches, the acquisition of a branch in Scotland Neck, North Carolina in October 2002 and the opening of a new branch in Kenansville, North Carolina in February 2003.

INTEREST EXPENSE

Total interest expense decreased $1.3 million, or 16.42%, from $8.1 million in the six months ended June 30, 2002 to $6.8 million for the six months ended June 30, 2003. The principal reasons for this decrease were declines in the cost of funds for both deposits and short-term borrowings. As a result of the overall decline in market rates, BancShares’ total cost of funds decreased from 2.50% for the six months ended June 30, 2002 to 1.96% for the six months ended June 30, 2003. Average interest-bearing deposits were $659.6 million in the six months ended June 30, 2003, an increase of $47.0 million from the $612.6 million average in the six months ending June 30, 2002. The increase in interest-bearing deposits was primarily the result of growth within existing branches, the acquisition of one branch in October 2002 and the opening of a new branch in February 2003.

NET INTEREST INCOME

Net interest income before provision for loan losses was $17.5 million for the six months ended June 30, 2003 and $17.0 million for the six months ended June 30, 2002.

The interest rate spread for the six months ended June 30, 2003 was 3.90%, a decrease of 24 basis points from the 4.14% interest rate spread for the six months ended June 30, 2002. The decrease in the interest rate spread was primarily due to interest-bearing liabilities repricing downward at a slower rate than the downward repricing of interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For both the six months ended June 30, 2003 and the six months ended June 30, 2002 management recorded $900,000 as a provision for loan losses. Management recorded the 2003 provision in consideration of the continued weakness in the overall economy and increased net loan charge offs for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

During the first six months of 2003 management charged-off loans totaling $635,000 and received recoveries of $214,000, resulting in net charge-offs of $421,000. During the same period in 2002, $404,000 in loans were charged-off and recoveries of $87,000 were received, resulting in net charge-offs of $317,000. The ratio of annualized net charge-offs to average loans increased from 0.09% for the year ended December 31, 2002 to 0.13% for the six months ended June 30, 2003.

The allowance for loan losses accordingly increased $479,000 from December 31, 2002. The following table presents comparative Asset Quality ratios of BancShares:

	June 30, 2003	December 31, 2002	June 30, 2002
Ratio of annualized net loans charged off to average loans	0.13%	0.09%	0.12%

Allowance for loan losses to loans excluding loans held-for-sale	1.50%	1.51%	1.48%

Non-performing loans to loans excluding loans held-for-sale	0.59%	0.51%	0.25%

Non-performing loans and assets to total assets	0.46%	0.38%	0.17%

Allowance for loan losses to non-performing loans	255.66%	291.32%	596.88%

The allowance for loan losses represented 1.50% of loans, excluding loans held-for-sale, at June 30, 2003 compared to 1.51% of loans, excluding loans held-for-sale, at December 31, 2002. The allowance for loan losses to loans, net of loans held-for-sale, ratio was impacted by management’s decision to add to the provision for loan losses due to continued weakness in the economy, an overall increase in the commercial loan portfolio and an overall decrease in the mortgage loan portfolio. Loans, net of loans held-for-sale, increased $36.2 million, or 6.01% from $602.2 million at December 31, 2002 to $638.4 million at June 30, 2003.

The ratio of nonperforming loans to loans, net of loans held-for-sale, increased from 0.51% at December 31, 2002 to 0.59% at June 30, 2003. Nonperforming loans and assets to total assets increased to 0.46% at June 30, 2003 from 0.38% at December 31, 2002. The allowance for loan losses represented 255.66% of nonperforming loans at June 30, 2003, a decrease from the 291.32% at December 31, 2002.

The above performance changes resulted primarily from an increase in nonperforming loans to $3.7 million at June 30, 2003 from $3.1 million at December 31, 2002. The nonperforming loans at June 30, 2003 included $765,000 of nonaccrual loans, $3.0 million of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2002 included $918,000 of nonaccrual loans, $2.2 million of accruing loans 90 days or more past due and $25,000 of restructured loans. BancShares had $641,000 of assets classified as other real estate at June 30, 2003. BancShares had $411,000 of assets classified as other real estate at December 31, 2002. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the June 30, 2003 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2003 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $567,000 at June 30, 2003 compared to $470,000 at December 31, 2002. No additional allowances for loan losses were required for impaired loans.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern’s allowance for loan losses and losses and other real estate owned. Such agencies may require Southern to recognize adjustments to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

NONINTEREST INCOME

During the six months ended June 30, 2003, BancShares realized a $1.6 million increase in noninterest income primarily as a result of a $1.0 million increase in service charges and fees and a $1.0 million increase in gain on the sale of loans offset by a decrease of $778,000 in investment securities gains in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Service charges on deposit accounts for the six months ended June 30, 2003 increased $677,000 and other service charges and fees for the six months ended June 30, 2003 increased $323,000 over the six months ended June 30, 2002 primarily as a result of growth within the existing branches, the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

NONINTEREST EXPENSE

Noninterest expense increased $948,000 or 6.57%, from $14.4 million in the six months ended June 30, 2002 to $15.4 million in the six months ended June 30, 2003.

This increase was primarily due to an increase in personnel expense of $818,000, or 10.99%, from $7.4 million at June 30, 2002 to $8.3 million at June 30, 2003, an increase in occupancy and furniture and equipment expense and an increase in data processing expenses resulting principally from the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

INCOME TAXES

In the six months ended June 30, 2003, BancShares had income tax expense of $2.3 million, an increase of $524,000 from $1.8 million in the prior year period. The majority of this increase is due to the increase in service charges and fees and an increase in the effective tax rate for the six months ended June 30, 2003. The resulting estimated effective tax rate for the six months ended June 30, 2003 was 32.94% compared to 30.23% for the six months ended June 30, 2002. The effective rate for the six months ended June 30, 2003 increased compared to the effective rate for the six months ended June 30, 2002 primarily due to a lower proportion of non-taxable investments. The effective tax rates in 2003 and 2002 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SECOND QUARTER OF

2003 VS. SECOND QUARTER OF 2002

INTRODUCTION

Net income of BancShares increased $254,000, or 10.71%, and was $2.4 million in the three months ended June 30, 2002 and $2.6 million in the three months ended June 30, 2003. The increase in net income for the quarter ended June 30, 2003 resulted principally from increased service charges and fees.

BancShares restated its interim consolidated financial statements for the three month period ended June 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $336,000 which increased net income by $183,000 and net income per common share by $1.60 for the three month period ended June 30, 2002.

Per share net income available to common shares for the three months ended June 30, 2003 was $22.71, an increase of $2.69, or 13.44%, from $20.02 in the three months ended June 30, 2002.

ACQUISITIONS AND CONSOLIDATIONS

BancShares had no acquisitions in the three months ended June 30, 2002 or the three months ended June 30, 2003. BancShares did not close and consolidate any locations in the three months ended June 30, 2002 or the three months ended June 30, 2003.

INTEREST INCOME

Interest and fees on loans increased $379,000, or 3.73%, from $10.2 million for the quarter ended June 30, 2002 to $10.5 million for the quarter ended June 30, 2003. This increase was due to an increase in average interest earning assets and lower 2003 interest rates. Average loans for the quarter ended June 30, 2003 were $637.0 million, an increase of 15.67% from $550.7 million for the prior year quarter. The yield on the loan portfolio was 6.64% for the three months ended June 30, 2003 and 7.38% for the three months ended June 30, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $821,000, or 36.25%, from $2.3 million in the three months ended June 30, 2002 to $1.4 million in the three months ended June 30, 2003. This decrease was due to lower yields. Loan growth resulted in decreased average investment securities for the quarter ended June 30, 2003 to $183.9 million as compared to $186.1 million for the same 2002 quarter. The yield on investment securities was 4.92% for the quarter ended June 30, 2002 and 3.53% for the quarter ended June 30, 2003.

Interest income on overnight funds sold increased $4,000, or 3.48%, from $115,000 for the quarter ended June 30, 2002 to $119,000 for the quarter ended June 30, 2003. This increase in income resulted from a decrease in rates more than offset by an increase in average overnight funds. The average volume increase resulted primarily from increased deposits. The average overnight funds sold was $25.4 million for the quarter ended June 30, 2002 compared to an average of $40.9 million for the quarter ended June 30, 2003. Average overnight federal funds sold yields were 1.14% for the quarter ended June 30, 2003 down from 1.79% for the quarter ended June 30, 2002.

Total interest income decreased $438,000, or 3.49%, from $12.5 million for the quarter ended June 30, 2002 to $12.1 million for the quarter ended June 30, 2003. This decrease was primarily the result of decreased average earning asset yields.

Average earning asset yields for the quarter ended June 30, 2003 decreased to 5.76% from the 6.60% yield on average earning assets for the quarter ended June 30, 2002. Average earning assets increased from $763.2 million in the quarter ended June 30, 2002 to $842.0 million in the quarter ended June 30, 2003. This $78.8 million increase in the average earning assets resulted primarily from growth within existing branches, the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

INTEREST EXPENSE

Total interest expense decreased $565,000 or 14.73%, from $3.8 million in the three months ended June 30, 2002 to $3.3 million for the quarter ended June 30, 2003. The principal reason for this decrease was lower costs of both deposits and short-term borrowings.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.7 million for the three months ended June 30, 2002 and $8.8 million for the three months ended June 30, 2003.

The interest rate spread for the quarter ended June 30, 2003 was 3.89%, a decrease of 34 basis points from the 4.23% interest rate spread for the quarter ended June 30, 2002. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2003 management recorded $450,000 as a provision for loan losses. Management also recorded a $450,000 provision for loan losses for the quarter ended June 30, 2002. Management recorded the provision in consideration of loan growth, the continued overall weakness of the economy and the increase in net charge-offs during the three months ended June 30, 2003 compared to the net charge-offs during the three months ended June 30, 2002.

During the three months ended June 30, 2003 management charged-off loans totaling $360,000 and received recoveries of $76,000, resulting in net charge-offs for the three months ended June 30, 2003 of $284,000. During the three months ended June 30, 2002, $283,000 in loans were charged-off and recoveries of $41,000 were received, resulting in net charge-offs of $197,000 for the three months ended June 30, 2002.

NONINTEREST INCOME

During the three months ended June 30, 2003, BancShares’ noninterest income increased $826,000 principally as a result of increases in gain on sale of loans and service charges and fees. Gain on sale of loans increased $641,000 for the three months ended June 30, 2003 due principally to the increased volume of refinanced mortgage loans. Service charges on deposit accounts for the three months ended June 30, 2003 increased $314,000 and other service charges and fees for the three months ended June 30, 2003 increased $189,000 from the three months ended June 30, 2002 primarily as a result of growth within the existing branches, the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $352,000 or 4.87%, from $7.2 million in the three months ended June 30, 2002 to $7.6 million in the three months ended June 30, 2003.

This increase was primarily due to an increase in personnel expense of $430,000, or 11.52%, from $3.7 million for the quarter ended June 30, 2002 to $4.2 million for the quarter ended June 30, 2003 and increased occupancy and furniture and equipment expense resulting principally from the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

INCOME TAXES

In the three months ended June 30, 2003, BancShares had income tax expense of $1.4 million, an increase of $347,000 from $1.0 million in the prior year quarter. This increase is due to both increased earnings and an increase in the effective tax rate to 34.38% for the quarter ended June 30, 2003 from 30.26% for the quarter ended June 30, 2002. The effective rate for the three months ended June 30, 2003 increased compared to the effective rate for the three months ended June 30, 2002 primarily due to a lower proportion of non-taxable investments.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Sufficient levels of capital are necessary to sustain growth and absorb losses. Southern Capital Trust I (the “Trust”), a statutory business trust issued $23.0 million of 8.25% Capital Securities (“the Capital Securities”) in June 1998 maturing in 2028. The Trust invested the $23.0 million proceeds in Junior Subordinated Debentures issued by BancShares (the “Junior Debentures”), which upon consolidation of BancShares are eliminated. The Junior Debentures are the primary assets of the Trust. BancShares irrevocably and unconditionally guarantees the Trust’s obligations.

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern’s regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements as Southern and is in compliance with those capital adequacy requirements at June 30, 2003.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at June 30, 2003 was 7.93%. At December 31, 2002, Southern’s leverage capital ratio was 7.67%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2003, Southern’s Total RBC ratio was 12.56%. At December 31, 2002 the RBC ratio was 12.44%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $12.8 million at June 30, 2003, and $11.8 million at December 31, 2002. Accumulated other comprehensive income consists principally of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

(Dollars in thousands)	June 30, 2003
Tier 1 capital	$71,456
Total capital	83,390
Risk-adjusted assets	663,854
Average tangible assets	900,606

Tier 1 capital ratio (1)	10.76%
Total capital ratio (1)	12.56%
Leverage capital ratio (1)	7.93%

(1)	These ratios exceed the minimum ratios required for a bank to be classified as “well capitalized” as defined by the FDIC.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 23.21% at June 30, 2003 and 22.66% at December 31, 2002.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2003 and for the six months ended June 30, 2002. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2003 jumbo time deposits represented 15.05% of total deposits. At December 31, 2002 jumbo time deposits represented 13.82% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2003

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$693,904	$73,609	$47,431	—	$814,944
Short-term borrowings	17,000	—	—	—	17,000
Long-term obligations	—	—	—	23,000	23,000
Lease obligations	56	69	10	—	135

Total contractual obligations	$710,960	$73,678	$47,441	$23,000	$855,079

ACCOUNTING AND OTHER MATTERS

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 147 (Statement 147), “Acquisitions of Certain Financial Institutions,” which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, Business Combinations. Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, Goodwill and Other Intangible Assets. Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see below) to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective as of January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. BancShares determined that, upon adoption of Statement 147 as of January 1, 2002, BancShares had $5.5 million of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during 2001 was $1.6 million. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, an annual impairment test in the last six months of 2002 and will perform an annual impairment test of the goodwill in 2003 and thereafter.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Statements of Financial Accounting Concepts No. 6, Elements of Financial Statements, is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. BancShares adopted this statement effective January 1, 2003 with no material impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $3.8 million. At June 30, 2003, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. The application of FIN 46 did not have a material impact on BancShares’ consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At June 30, 2003, BancShares had no stock-based compensation plans and therefore the adoption of FAS 148 does not impact BancShares’ consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

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

OTHER MATTERS

BancShares has signed an agreement with RBC Centura Bank to purchase an existing Branch in Norlina, North Carolina. This purchase, subject to regulatory approval, is expected to be completed in the fourth quarter of 2003. This purchase is expected to increase BancShares’ deposits by approximately $19.0 million, to increase BancShares’ cash by approximately $15.2 million, to increase BancShares’ loans by approximately $1.3 million and to increase BancShares’ fixed assets by approximately $500,000. BancShares expects to pay approximately $2.0 million for this purchase.

Management is not aware of any other trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares’ liquidity, capital resources or other operations.

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of June 30, 2003. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2003. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2003. The overall estimated fair market value of financial instruments, as compared to statement amounts have increased at June 30, 2003 as compared to December 31, 2002. Overall loan maturities are shorter, deposit maturities are shorter and overall rates have declined significantly at June 30, 2003.

(Dollars in thousands, unaudited)	Maturing in the years ended June 30						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
Assets
Loans
Fixed rate	$127,851	$46,735	$45,955	$49,473	$28,596	$62,738	$361,348	$358,836
Average rate (%)	7.57%	7.66%	7.51%	7.14%	7.51%	7.57%	7.57%

Variable rate	$125,101	$33,863	$31,654	$35,298	$38,529	$21,301	$285,746	$285,746
Average rate (%)	5.40%	4.98%	5.30%	5.19%	4.97%	5.56%	5.24%

Investment securities
Fixed rate	$80,341	$48,514	$1,688	$1,883	$920	$32,377	$165,723	$187,020
Average rate (%)	3.31%	1.79%	8.42%	7.52%	7.97%	6.10%	3.44%

Liabilities
Savings and interest bearing checking

Fixed rate	$264,184	—	—	—	—	—	$264,184	$264,184
Average rate (%)	0.52%	—	—	—	—	—	0.52%

Certificates of deposit
Fixed rate	$271,787	$56,828	$15,132	$47,431	—	—	$391,178	$395,875
Average rate (%)	1.91%	3.19%	3.57%	3.92%	—	—	2.42%

Variable rate	$4,138	$1,649	—	—	—	—	$5,787	$5,787
Average rate (%)	1.20%	1.24%	—	—	—	—	1.21%

Short-term debt

Variable rate	$17,000	—	—	—	—	—	$17,000	$17,000
Average rate (%)	0.97%	—	—	—	—	—	0.97%

Long-term debt

Fixed rate	—	—	—	—	—	23,000	$23,000	$23,345
Average rate (%)	—	—	—	—	—	8.25%	8.25%

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

Outstanding standby letters of credit as of June 30, 2003 and December 31, 2002 amounted to $3.8 million and $2.8 million. Outstanding commitments to lend at June 30, 2003 and December 31, 2002 were $192.1 million and $184.8 million. Undisbursed advances on customer lines of credit at June 30, 2003 and December 31, 2002 were $54.2 million and $51.7 million. Outstanding standby letters of credit and commitments to lend at June 30, 2003 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at June 30, 2003 generally expire within one to five years.

At June 30, 2003, commitments to sell loans amounted to $14.4 million. At December 31, 2002 commitments to sell loans amounted to $5.5 million.

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

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of June 30, 2003, which reflected a one year negative interest-sensitivity gap of $190.5 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)
	June 30, 2003
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:

Loans	$174,253	$48,984	$29,715	$394,142	$647,094
Investment securities	19,452	20,797	40,092	106,185	186,526
Temporary investments	33,291	—	—	—	33,291

Total earning assets	$226,996	$69,781	$69,807	$500,327	$866,911

Interest-Bearing Liabilities:

Savings and core time deposits	$330,848	$63,128	$52,191	$92,307	$538,474

Time deposits of $100,000 and more	48,421	29,707	15,814	28,733	122,675

Short-term borrowings	17,000	—	—	—	17,000
Long-term obligations	—	—	—	23,000	23,000

Total interest bearing liabilities	$396,269	$92,835	$68,005	$144,040	$701,149

Interest sensitivity gap	$(169,273)	$(23,054)	$1,802	$356,287	$165,762

Cumulative interest sensitivity gap	$(169,273)	$(192,327)	$(190,525)	$165,762	$165,762

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

Item 4—Financial reporting controls and procedures:

As of June 30, 2003 BancShares management, including BancShares Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of BancShares’ financial reporting disclosure controls and procedures. As of June 30, 2003 the Chief Executive Officer and the Chief Financial Officer concluded that the financial reporting disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports BancShares files and submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods required.

There have been no significant changes in BancShares’ internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Part II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 16, 2003 the annual meeting of shareholders was held. Seventeen Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified and KPMG LLP was ratified as BancShares’ independent accountants for 2003.

Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
ELECTION OF DIRECTORS:

Bynum R. Brown	76,663	0	0	0	0
William H. Bryan	76,663	0	0	0	0
Robert J. Carroll	76,663	0	0	0	0
Hope H. Connell	76,604	0	59	0	0
J. Edwin Drew	76,663	0	0	0	0
Moses B. Gilliam, Jr.	76,604	0	59	0	0
LeRoy C. Hand, Jr.	76,663	0	0	0	0
Frank B. Holding	76,604	0	59	0	0
M. J. McSorley	76,604	0	59	0	0
W. Hunter Morgan	76,604	0	59	0	0
John C. Pegram, Jr.	76,604	0	59	0	0
Charles I. Pierce, Sr.	76,663	0	0	0	0
W. A. Potts	76,663	0	0	0	0
Charles L. Revelle, Jr.	76,663	0	0	0	0
Charles O. Sykes	76,663	0	0	0	0
John N. Walker	76,663	0	0	0	0
R. S. Williams	76,604	0	59	0	0

RATIFICATION OF INDEPENDENT ACCOUNTANTS:

Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
KPMG LLP	75,758	0	0	916	0

Item 6—Exhibits and Reports on Form 8K:

a.	The following exhibits are incorporated by reference to Form 10-K:

	3.1	Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

	3.2	Registrant’s Bylaws (filed as exhibit 3.2 to the Registrant’s Registration Statement on FormS-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

	4.1	Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant’s Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

b.	31	Certifications pursuant to Section 302

c.	32	Certification pursuant to Section 906

d.		No reports on Form 8-K were filed during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN BANCSHARES (N.C.), INC.

August 5, 2003	/s/John C. Pegram, Jr.
Date	John C. Pegram, Jr.,
President and Chief Executive Officer

August 5, 2003	/s/David A. Bean
Date	David A. Bean,
Secretary, Treasurer and Chief Financial Officer