Form 10-Q
period 2003-09-30
SOUTHERN BANCSHARES NC INC
filed 2003-11-12
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003	Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1538087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

121 East Main Street Mount Olive, North Carolina	28365
(Address of Principal Executive offices)	(Zip Code)

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

111,825 shares

Part i – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$33,839	$39,263
Overnight funds sold	60,873	30,625
Investment securities:
Available-for-sale, at fair value (amortized cost $107,896 and $145,195, respectively)	130,455	164,374
Held-to-maturity, at amortized cost (fair value $60,585 and $26,759, respectively)	59,570	26,181
Loans	634,299	602,183
Loans held for sale	8,287	14,967
Less allowance for loan losses	(9,917)	(9,098)

Net loans	632,669	608,052
Premises and equipment	34,057	32,541
Intangible assets	9,833	10,772
Accrued interest receivable	5,482	5,281
Other assets	4,215	3,514

Total assets	$970,993	$920,603

LIABILITIES
Deposits:
Noninterest-bearing	$159,482	$147,108
Interest-bearing	676,185	649,664

Total deposits	835,667	796,772
Short-term borrowings	17,092	14,340
Long-term obligations	23,000	23,000
Accrued interest payable	1,402	1,919
Other liabilities	8,508	7,063

Total liabilities	885,669	843,094

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,590 and $3,609 liquidation value at September 30, 2003 and December 31, 2002, respectively; 408,728 shares authorized; 358,988 and 360,920 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,749	1,758
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both September 30, 2003 and December 31, 2002; 43,631shares authorized; 39,657 shares issued and outstanding at both September 30, 2003 and December 31, 2002	552	552
Common stock, $5 par value; 158,485 shares authorized; 111,825 and 113,649 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	559	568
Surplus	10,000	10,000
Retained earnings	58,632	52,876
Accumulated other comprehensive income	13,832	11,755

Total shareholders’ equity	85,324	77,509

Total liabilities and shareholders’ equity	$970,993	$920,603

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except share and per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated - see Note 1)		(Restated - see Note 1)
Interest income:
Loans	$10,381	$10,447	$31,322	$30,686
Investment securities:
U. S. Government	713	1,284	2,408	4,419
State, county and municipal	242	294	811	903
Other	355	409	1,147	1,243

Total investment securities interest income	1,310	1,987	4,366	6,565
Overnight funds sold	116	104	352	360

Total interest income	11,807	12,538	36,040	37,611

Interest expense:
Deposits	2,613	3,223	8,280	10,174
Short-term borrowings	29	70	91	160
Long-term obligations	474	518	1,495	1,553

Total interest expense	3,116	3,811	9,866	11,887

Net interest income	8,691	8,727	26,174	25,724
Provision for loan losses	450	450	1,350	1,350

Net interest income after provision for loan losses	8,241	8,277	24,824	24,374

Noninterest income:
Service charges on deposit accounts	1,721	1,426	4,996	4,024
Other service charges and fees	579	455	1,716	1,269
Investment securities gains, net	249	484	249	1,262
Gain on sale of loans	357	360	1,499	454
Other	133	125	458	160

Total noninterest income	3,039	2,850	8,918	7,169

Noninterest expense:
Personnel	4,310	3,741	12,568	11,181
Intangibles amortization	396	290	1,272	1,362
Occupancy	798	752	2,307	2,155
Data processing	748	708	2,205	2,025
Furniture and equipment	531	428	1,469	1,431
Professional fees	186	146	694	544
Other	1,694	1,260	3,518	3,049

Total noninterest expense	8,663	7,325	24,033	21,747

Income before income taxes	2,617	3,802	9,709	9,796
Income taxes	864	1,151	3,200	2,963

Net income	1,753	2,651	6,509	6,833

Other comprehensive income (loss) net of tax:
Unrealized gains (losses) arising during period	913	(898)	2,244	2,927
Less: Reclassification adjustment for gains included in net income	167	320	167	833

Other comprehensive (loss) income	746	(1,218)	2,077	2,094

Total comprehensive income (loss)	$2,499	$1,433	$8,586	$8,927

Per share information:
Net income per common share	$14.84	$22.46	$55.63	$57.56
Cash dividends declared on common shares	0.40	0.38	1.18	1.13
Weighted average common shares outstanding	111,825	113,951	112,189	114,065

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Shareholders’ Equity
	Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	363,373	$1,770	39,716	$553	114,208	$571	$10,000	$44,388	$10,147	$67,429
Net income (Restated – see Note 1)	—	—	—	—	—	—	—	6,833	—	6,833
Purchase and retirement of stock	(2,412)	(12)	—	—	(294)	(1)	—	(73)	—	(86)
Cash dividends:
Common stock ($1.13 per share)	—	—	—	—	—	—	—	(129)	—	(129)
Preferred B ($.67 per share)	—	—	—	—	—	—	—	(242)	—	(242)
Preferred C ($.67 per share)	—	—	—	—	—	—	—	(27)	—	(27)
Other	—	—	—	—	—	—	—	33	—	33
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	2,094	2,094

Balance, September 30, 2002	360,961	$1,758	39,716	$553	113,914	$570	$10,000	$50,783	$12,241	$75,905

Balance, December 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509
Net income								6,509		6,509
Purchase and retirement of stock	(1,932)	(9)	—	—	(1,824)	(9)		(358)		(376)
Cash dividends:
Common stock ($1.18 per share)								(127)		(127)
Preferred B ($.67 per share)								(241)		(241)
Preferred C ($.67 per share)								(27)		(27)
Unrealized gain on securities available-for-sale, net of tax									2,077	2,077

Balance, September 30, 2003	358,988	$1,749	39,657	$552	111,825	$559	$10,000	$58,632	$13,832	$85,324

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine months ended September 30,
(Dollars in thousands)	2003	2002
		(Restated –see Note 1)
OPERATING ACTIVITIES:
Net income	$6,509	$6,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	1,350
Investment securities gain, net	(249)	(1,262)
Gain on sale of loans	(1,499)	(454)
Premium amortization and discount accretion of investments, net	782	481
Loss on sale or abandonment of property and equipment	(1)	220
Amortization of intangibles	1,449	1,362
Depreciation	1,832	1,799
Net increase in intangible assets	(510)	(221)
Net decrease (increase) in accrued interest receivable	(201)	207
Net decrease in accrued interest payable	(517)	(1,425)
Net decrease (increase) in other assets	(352)	1,771
Net increase (decrease) in other liabilities	142	(1,412)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,735	9,249

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	48,777	27,726
Proceeds from maturities and issuer calls of investment securities held-to-maturity	21,001	38,622
Proceeds from sale of investment securities available-for-sale	1,322	2,650
Proceeds from sales of loans	114,619	44,253
Purchases of investment securities held-to-maturity	(52,523)	(13,337)
Purchases of investment securities available-for-sale	(15,200)	(41,676)
Net increase in loans	(139,436)	(94,500)
Purchases of fixed assets	(3,347)	(1,546)

NET CASH USED BY INVESTING ACTIVITIES	(24,787)	(37,808)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	34,131	21,762
Net increase (decrease) in time deposits	4,764	(5,682)
Net change in short-term borrowed funds	2,752	(1,232)
Other	—	33
Cash dividends paid	(395)	(398)
Purchase and retirement of stock	(376)	(86)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,876	14,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$24,824	$(14,162)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	69,888	63,176

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$94,712	$49,014

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
Interest	$10,383	$9,785
Income taxes	$3,592	$2,380

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities available-for-sale, net of deferred tax	$2,077	$2,094

Foreclosed loans transferred to other real estate	$349	$246

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 50 banking offices in eastern North Carolina, and Southern Capital Trust I (the “Trust”), a statutory business trust that issued $23.0 million of 8.25% Capital Securities (the “Capital Securities”) in June 1998 maturing in 2028. BancShares irrevocably and unconditionally guarantees the Trust’s obligations. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. which acts as agent for credit life and credit accident and health insurance written in connection with loans made by Southern. BancShares and Southern are headquartered in Mount Olive, North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and the restatement of 2002 for the application of Statement of Financial Accounting Standards No.147, “Acquisitions of Certain Financial Institutions”) necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included. BancShares restated its interim consolidated financial statements for the three and nine month periods ended September 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $300,000 and $954,000 which increased net income by $125,000 and $507,000 and net income per common share by $1.10 and $4.45 for the three and nine month periods ended September 30, 2002.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The net MSR balances were $965,000 and $557,000 at September 30, 2003 and 2002 respectively. No valuation allowance for impairment was required at September 30, 2003 or September 30, 2002.

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

Effective January 1, 2002 Bancshares adopted the provisions of Statement on Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions,” (Statement 147), which requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142. Upon adoption of Statement 147, BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded in the 2002 fiscal year.

As of September 30, 2003, BancShares had intangible assets totaling $9.8 million. Management evaluated BancShares’ existing intangible assets and goodwill as of January 1, 2002 and determined that BancShares had $5.6 million of goodwill that would no longer be amortized. In accordance with Statement 142, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002 and performed an annual impairment test of the goodwill in the last six months of 2002 and will perform an annual impairment test thereafter. Bancshares will continue to amortize the remaining intangible assets, totaling $4.2 million at September 30, 2003, which relate primarily to acquisitions of branches and MSR. These intangible assets will continue to be amortized over their estimated useful lives. Management periodically reviews the useful lives of these assets and adjusts them accordingly.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of September 30, 2003 and December 31, 2002 and the gross carrying amount of unamortized intangible assets as of September 30, 2003:

	September 30, 2003		December 31, 2002
	(Unaudited)
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$13,274	$9,985	$13,274	$8,714
Mortgage servicing rights	2,348	1,383	1,837	1,204

Total	$15,622	$11,368	$15,111	$9,918

Unamortized intangible assets:
Goodwill	$5,540	$—	$5,540	$—

Pension	$39	$—	$39	$—

There was no change in the gross carrying amount of unamortized goodwill at September 30, 2003 compared to December 31, 2002.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 is $3.9 million. At September 30, 2003, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. BancShares has identified no investments in variable interest entities that would require consolidation under FIN 46. The application of Interpretation 46 may result in the de-consolidation of the trust that has issued the trust preferred capital securities currently reported in BancShares consolidated financial statements. At this time the final interpretation regarding such application is pending. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. However, the continued consolidation of the trust associated with BancShares trust preferred securities under FIN 46 is still under consideration. BancShares will apply FIN 46 to these entities on December 31, 2003, as appropriate. The impact of this change is not expected to have a material effect on BancShares consolidated financial statements.

Treatment of trust preferred securities within BancShares’ capital ratio calculations in light of FIN46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, BancShares’ tier 1 and total capital would be reduced by the amount of outstanding trust preferred securities, but we believe BancShares’ capital classifications would remain unchanged.

Reclassifications

Certain 2002 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications, other than the Goodwill and Other Intangible Assets discussed above, had no effect on net income or shareholders’ equity as previously reported.

Subsequent Events

On October 24, 2003, Bancshares purchased an existing RBC Centura Branch in Norlina, North Carolina. This purchase increased BancShares’ deposits by approximately $18.4 million and increased BancShares’ loans, consisting of primarily consumer loans, by approximately $1.2 million. BancShares paid and recorded as intangible assets, a premium of 10.50% of certain deposit balances, or approximately $1.9 million, for this purchase.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities

(In thousands)

	(Unaudited) September 30, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Government	$42,524	$52	$(78)	$42,498	$6,004	$103	$—	$6,107
Obligations of states and political subdivisions	17,046	1,045	(4)	18,087	20,177	475	—	20,652

	59,570	1,097	(82)	60,585	26,181	578	—	26,759

SECURITIES AVAILABLE-FOR-SALE:
U. S. Government	77,565	562	—	78,127	107,771	1,537	—	109,308
Marketable equity securities	16,088	21,274	(3)	37,359	11,774	16,668	—	28,442
Obligations of states and political subdivisions	7,220	387	—	7,607	12,776	380	(1)	13,155
Mortgage-backed securities	7,023	339	—	7,362	12,874	603	(8)	13,469

	107,896	22,562	(3)	130,455	145,195	19,188	(9)	164,374

Totals	$167,466	$23,659	$(85)	$191,040	$171,376	$19,766	$(9)	$191,133

Note 3. ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	(Unaudited) Nine Months Ended September 30,
	2003	2002
Balance at beginning of year	$9,098	$7,636
Provision for loan losses	1,350	1,350
Loans charged off	(843)	(541)
Loan recoveries	312	201

Balance at end of the period	$9,917	$8,646

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

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Net income	$1,753	$2,651	$6,509	$6,833
Less: Preferred dividends	(93)	(92)	(268)	(269)

Net income applicable to common shares	$1,660	$2,559	$6,241	$6,564

Weighted average common shares outstanding during the period	111,825	113,951	112,189	114,065

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company (the “Corporation”) and its subsidiary (First Citizens). The fees for these service contracts are based upon the market value of the various services provided. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2003, beneficially owned 32,751 shares, or 29.29%, of BancShares’ outstanding common stock and 4,966 shares, or 1.38%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.52%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2003, beneficially owned 2,530,322 shares, or 28.89%, and 1,384,121 shares, or 15.80%, of the Corporation’s outstanding Class A common stock, and 652,285 shares, or 38.88%, and 201,812 shares, or 12.03%, of the Corporation’s outstanding Class B common stock. The above totals include 472,855 Class A common shares, or 5.40%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with The Fidelity Bank, (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $3.0 million of Fidelity’s mortgage loans at September 30, 2003.

The following table lists the various charges paid to the Corporation during the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2002 in accordance with the aforementioned service contracts:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Data and item processing	$660	$663	$1,998	$1,809
Forms, supplies and equipment	545	147	1,144	413
Trustee for employee benefit plans	16	14	46	45
Consulting fees	32	23	81	71
Other services	67	52	173	143

	$1,320	$899	$3,442	$2,481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 2003 VS. NINE MONTHS ENDED 2002

INTRODUCTION

The net income of BancShares decreased approximately $324,000 from $6.8 million in the first nine months of 2002 to $6.5 million in the first nine months of 2003, a decrease of 4.74%. This decrease resulted primarily from a $727,000 before tax increase in charitable contributions for 2003 partially offset by an increase of $442,000 of net gains on sales of loans and available-for-sale investments. The acquisition of a branch in October 2002 and the opening of a new branch in February 2003 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the nine months ended September 30, 2003.

BancShares restated its interim consolidated financial statements for the nine month period ended September 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $954,000 which increased net income by $507,000 and net income per common share by $4.46 for the nine month period ended September 30, 2002.

Per share net income available to common shares for the first nine months of 2003 was $55.63, a decrease of $1.93, or 3.35%, from $57.56 for the first nine months of 2002. The annualized return on average equity decreased to 10.53%, for the period ended September 30, 2003, from 12.72% for the period ended September 30, 2002.

At September 30, 2003, BancShares’ assets totaled $971.0 million, an increase of $50.4 million, or 5.47%, from the $920.6 million reported at December 31, 2002. During this nine month period, cash and due from banks decreased $5.4 million, or 13.81% from $39.3 million to $33.8 million. During this nine month period, overnight funds sold increased $30.2 million, or 98.77% from $30.6 million to $60.9 million. During this nine month period, loans increased $32.1 million, or 5.33%, from $602.2 million to $634.3 million. During the nine months ended September 30, 2003 investment securities decreased $530,000, or 0.28% from $190.6 million at December 31, 2002 to $190.0 million at September 30, 2003. Total deposits increased $38.9 million, or 4.88% from $796.8 million at December 31, 2002 to $835.7 million at September 30, 2003.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

BancShares did not acquire any additional locations in the nine months ended September 30, 2003 or 2002. BancShares opened an additional full service branch in Rocky Mount in January 2002 and opened an additional full service branch in Kenansville in February 2003.

BancShares closed and consolidated its limited service Turkey office in September 2002, closed and consolidated its limited service Calypso, North Carolina location in October 2002 and acquired an existing RBC Centura branch in Scotland Neck, North Carolina in October 2002.

The 2002 Scotland Neck acquisition increased BancShares’s deposits by approximately $31.3 million and increased BancShare’s loans by approximately $4.1 million. BancShares paid approximately $2.3 million for the Scotland Neck acquisition.

INTEREST INCOME

Interest and fees on loans increased $636,000, or 2.07%, from $30.7 million for the nine months ended September 30, 2002 to $31.3 million for the nine months ended September 30, 2003. This increase resulted from increased loan portfolio balances that were partially offset by decreased loan yields. Average loans for the nine months ended September 30, 2003 were $633.9 million, an increase of $79.5 million, or 14.34%, from $554.4 million for the prior year period. This increase in average loans was principally the result of growth within the existing branches, the additions of new branches in January 2002 and February 2003 and the acquisition in October 2002. The yield on the loan portfolio decreased to 6.61% for the nine months ended September 30, 2003 from 7.40% for the nine months ended September 30, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $2.2 million or 33.50%, from $6.6 million in the nine months ended September 30, 2002 to $4.4 million in the nine months ended September 30, 2003. This decrease was due to both a decrease in yields for the nine months ended September 30, 2003 and a decrease in average investment securities. The average investment securities for the nine months ended September 30, 2003 was $186.1 million as compared to $202.4 million for the same 2002 period. The decrease in volume principally resulted from increased average overnight investments. The yield on investment securities was 3.51% for the nine-month period ended September 30, 2003 and 4.77% for the nine-month period ended September 30, 2002.

Interest income on overnight funds sold decreased $8,000, or 2.22%, from $360,000 for the nine months ended September 30, 2002 to $352,000 for the nine months ended September 30, 2003. This decrease in income resulted from an increase in the average overnight funds sold to $45.4 million for the nine months ended September 30, 2003 from an average of $28.8 million for the nine months ended September 30, 2002 offset by a decrease in the average overnight funds sold yields from 1.65% for the nine months ended September 30, 2002, to 1.02% for the nine months ended September 30, 2003.

Total interest income decreased $1.6 million or 4.18%, from $37.6 million for the nine months ended September 30, 2002 to $36.0 million for the nine months ended September 30, 2003. This decrease was the result of an increase of $78.3 million in average earning assets offset by an 86 basis point decrease in average earning asset yields.

Average earning asset yields for the nine months ended September 30, 2003 decreased to 5.70% from the 6.56% yield on average earning assets for the nine months ended September 30, 2002 as a result of the overall decline in market rates. Average earning assets increased from $767.0 million in the nine months ended September 30, 2002 to $845.4 million in the nine months ended September 30, 2003. This $78.3 million increase in the average earning assets resulted primarily from growth within the existing branches, the opening of a new branch in January 2002, the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

INTEREST EXPENSE

Total interest expense decreased $2.0 million, or 17.00%, from $11.9 million in the nine months ended September 30, 2002 to $9.9 million for the nine months ended September 30, 2003. BancShares’ total cost of funds decreased from 2.43% for the nine months ended September 30, 2002 to 1.88% for the nine months ended September 30, 2003 as a result of the overall decrease in market rates. Average interest-bearing deposits were $663.7 million in the nine months ended September 30, 2003, an increase of $50.2 million from the $613.5 million average in the nine months ending September 30, 2002. The increase in interest-bearing deposits was primarily the result of growth within the existing branches, the opening of a new branch in January 2002, the acquisition of a branch in October 2002 and the opening of a new branch in February 2003.

NET INTEREST INCOME

Net interest income before provision for loan losses was $26.2 million for the nine months ended September 30, 2003 and $25.7 million for the nine months ended September 30, 2002

The interest rate spread for the nine months ended September 30, 2003 was 3.82%, a decrease of 30 basis points from the 4.12% interest rate spread for the nine months ended September 30, 2002. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the downward repricing of interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 2003 management recorded $1.4 million as a provision for loan losses. Management also recorded a $1.4 million provision for loan losses for the nine months ended September 30, 2002. Management recorded the 2003 provision in consideration of loan growth, increased net loan charge offs and the continued weak economy.

During the first nine months of 2003 management charged-off loans totaling $843,000 and received recoveries of $312,000, resulting in net charge-offs of $531,000. During the same period in 2002, $541,000 in loans were charged-off and recoveries of $201,000 were received, resulting in net charge-offs of $340,000. The ratio of net charge-offs to average loans increased from 0.09% for the year ended December 31, 2002 to an annualized 0.11% for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, $1.4 million was added to the allowance for loan losses through charges to the operations of BancShares. The allowance for loan losses accordingly increased $819,000 from December 31, 2002. The following table presents comparative Asset Quality ratios of BancShares:

	September 30, 2003	December 31, 2002	September 30, 2002

Ratio of annualized net loans charged off to average loans	0.11%	0.09%	0.08%

Allowance for loan losses to loans excluding loans held-for-sale	1.56%	1.51%	1.48%

Non-performing loans to loans excluding loans held-for-sale	0.39%	0.51%	0.31%

Non-performing loans and assets to total assets	0.32%	0.38%	0.24%

Allowance for loan losses to non-performing loans	400.36%	291.32%	463.34%

The allowance for loan losses represented 1.56% of loans, excluding loans held-for-sale, at September 30, 2003 compared to 1.51% of loans, excluding loans held-for-sale, at December 31, 2002. The allowance for loan losses to loans, net of loans held-for-sale, ratio was also impacted by the net growth in loans, net of loans held-for-sale of $32.1 million, or 5.33% from $602.2 million at December 31, 2002 to $634.3 million at September 30, 2003.

The ratio of nonperforming loans to loans, net of loans held-for-sale, decreased from 0.51% at December 31, 2002 to 0.39% at September 30, 2003. Nonperforming loans and assets to total assets decreased to 0.32% at September 30, 2003 from 0.38% at December 31, 2002. The allowance for loan losses represented 400.36% of nonperforming loans at September 30, 2003, an increase from the 291.32% at December 31, 2002.

Performance improvements resulted primarily from loan growth while maintaining nonperforming loans at $2.5 million and $3.1 million at September 30, 2003 and December 31, 2002, respectively. The nonperforming loans at September 30, 2003 included $896,000 of nonaccrual loans, $1.6 million of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2002 included $918,000 of nonaccrual loans, $2.2 million of accruing loans 90 days or more past due and $25,000 of restructured loans. BancShares had $586,000 of assets classified as other real estate at September 30, 2003. BancShares had $411,000 of assets classified as other real estate at December 31, 2002. Other real estate is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

Management considers the September 30, 2003 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2003 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $576,000 at September 30, 2002 compared to $470,000 at December 31, 2002. No additional allowances for loan losses were required for these impaired loans.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern’s allowance for loan losses and other real estate owned. Such agencies may require Southern to recognize adjustments to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

NONINTEREST INCOME

During the nine months ended September 30, 2003, BancShares realized a $1.7 million increase in noninterest income primarily as a result of a $1.4 million increase in service charges and fees and a $1.0 million increase in gains on sale of loans offset by a decrease of $1.0 million in investment securities gains in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Service charges on deposit accounts for the nine months ended September 30, 2003 increased $972,000 and other service charges and fees for the nine months ended September 30, 2003 increased $447,000 over the nine months ended September 30, 2002 primarily as a result of growth within the existing branches, the October 2002 branch acquisition and the new branch opened in February 2003.

NONINTEREST EXPENSE

Noninterest expense increased $2.3 million or 10.51%, from $21.7 million in the nine months ended September 30, 2002 to $24.0 million in the nine months ended September 30, 2003.

This increase was primarily due to an increase in personnel expense of $1.4 million, or 12.40%, from $11.2 million at September 30, 2002 to $12.6 million at September 30, 2003 and increased occupancy, data processing and other expenses resulting principally from the existing branches, the October 2002 branch acquisition and the opening of a new branch in February 2003.

INCOME TAXES

In the nine months ended September 30, 2003 BancShares recorded income tax expense of $3.2 million. In the nine months ended September 30, 2002, BancShares recorded income tax expense of $3.0 million. The resulting effective tax rate for the nine months ended September 30, 2003 was 32.96%. The effective tax rate for the nine months ended September 30, 2002 was 30.25%. The estimated effective tax rate was higher in 2003 due to a decrease in tax-exempt income in 2003 as a percentage of total income before taxes. The effective tax rates in 2003 of 32.96% and in 2002 of 30.25% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – THIRD QUARTER OF 2003 VS. THIRD QUARTER OF 2002

INTRODUCTION

In the three months ended September 30, 2003, the net income of BancShares decreased $898,000 from $2.7 million in the three months ended September 30, 2002 to $1.8 million in the three months ended September 30, 2003, a decrease of 33.87%. The decrease in net income for the quarter ended September 30, 2003 is attributed principally to an increase in noninterest expenses. In addition, BancShares’ effective tax rate increased in the third quarter of 2003 compared to the third quarter of 2002.

BancShares restated its interim consolidated financial statements for the three month period ended September 30, 2002 to remove the effects of the amortization of intangibles previously recorded under Statement 72. BancShares reversed amortization expense of approximately $300,000 which increased net income by $125,000 and net income per common share by $1.10 for the three month period ended September 30, 2002.

Per share net income available to common shares for the three months ended September 30, 2003 was $14.84, a decrease of $7.62, or 33.93%, from $22.46 for the three months ended September 30, 2002.

ACQUISITIONS

BancShares had no acquisitions in the quarter ended September 30, 2002 or the quarter ended September 30, 2003.

INTEREST INCOME

Interest and fees on loans decreased $66,000 or 0.63% to $10.4 million for the quarter ended September 30, 2003 from $10.4 million for the quarter ended September 30, 2002. This decrease was due to increased loan balances that did not offset lower loan portfolio yields. Average loans for the quarter ended September 30, 2003 were $646.6 million, an increase of 12.49% from $574.8 million for the prior year quarter. The yield on the loan portfolio was 6.37% for the three months ended September 30, 2003 and 7.27% for the three months ended September 30, 2002.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $677,000, or 34.07%, from $2.0 million in the three months ended September 30, 2002 to $1.3 million in the three months ended September 30, 2003. This decrease was primarily due to an increase in the average investment portfolio that was offset by decreased yields. Average investment securities for the quarter ended September 30, 2003 increased to $189.1 million as compared to $178.1 million for the same 2002 quarter. The yield on investment securities was 3.10% for the quarter ended September 30, 2003 and 4.46% for the quarter ended September 30, 2002.

Interest income on overnight funds sold increased $12,000, or 11.54%, from $104,000 for the quarter ended September 30, 2002 to $116,000 for the quarter ended September 30, 2003. This increase in income resulted from an increase in volume offset by a decrease in yield. The average overnight funds sold was $53.2 million for the quarter ended September 30, 2003 compared to an average of $25.0 million for the quarter ended September 30, 2002. Average overnight funds sold yields were 0.86% for the quarter ended September 30, 2003 down from 1.68% for the quarter ended September 30, 2002.

Total interest income decreased $731,000, or 5.83%, from $12.5 million for the quarter ended September 30, 2002 to $11.8 million for the quarter ended September 30, 2003. This decrease was primarily the result of a decrease in the yields on average earning assets resulting primarily from the overall lower market interest rates during the quarter ended September 30, 2003.

Average earning asset yields for the quarter ended September 30, 2003 decreased to 5.40% from the 6.45% yield on average earning assets for the quarter ended September 30, 2002. Average earning assets increased from $777.9 million in the quarter ended September 30, 2002 to $867.2 million in the quarter ended September 30, 2003.

INTEREST EXPENSE

Total interest expense decreased $695,000 from $3.8 million for the three months ended September 30, 2002 to $3.1 million for the three months ended September 30, 2003. Interest expense decreased as the impact of the increased balances was offset by significantly decreased costs of deposits and short-term borrowings.

Interest-bearing liability rates for the quarter ended September 30, 2003 decreased to 1.74% from the 2.32% cost for the quarter ended September 30, 2002. Average interest-bearing liabilities increased from $655.5 million in the quarter ended September 30, 2002 to $711.8 million in the quarter ended September 30, 2003.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.7 million for the three months ended September 30, 2003 and $8.7 million for the three months ended September 30, 2002.

The interest rate spread for the quarter ended September 30, 2003 was 3.66%, a decrease of 44 basis points from the 4.10% interest rate spread for the quarter ended September 30, 2002. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2003 management recorded $450,000 as a provision for loan losses. Management also made a $450,000 provision for loan losses for the quarter ended September 30, 2002. BancShares recorded the 2003 provision for loan losses due to loan growth, the continued overall weakness of the economy and the increased charge-offs for the quarter ended September 30, 2003.

During the three months ended September 30, 2003 management charged-off loans totaling $208,000 and received recoveries of $98,000, resulting in $110,000 of net charge-offs for the three months ended September 30, 2003. During the three months ended September 30, 2002, $137,000 in loans were charged-off and recoveries of $114,000 were received, resulting in net charge-offs of $23,000 for the three months ended September 30, 2002.

NONINTEREST INCOME

During the three months ended September 30, 2003, BancShares’ noninterest income increased $189,000 principally as a result of increased service charges and fees. Service charges on deposit accounts for the three months ended September 30, 2003 increased $295,000 and other service charges and fees for the three months ended September 30, 2003 increased $124,000 over the three months ended September 30, 2002 primarily as a result of growth within the existing branches, the acquisition of a branch in October 2002 and a new branch that opened in February 2003.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $1.3 million or 18.27%, from $7.3 million in the three months ended September 30, 2002 to $8.7 million in the three months ended September 30, 2003.

This increase was primarily due to an increase in personnel expense of $569,000, or 15.21%, from $3.7 million for the quarter ended September 30, 2002 to $4.3 million for the quarter ended September 30, 2003 and increased occupancy, furniture and equipment expense and other expenses resulting principally from the growth within the existing branches, the October 2002 branch acquisition and new branch that opened in February 2003.

INCOME TAXES

In the three months ended September 30, 2003, BancShares had income tax expense of $864,000, a decrease of $287,000 from $1.2 million in the prior year quarter. This decrease is due to decreased earnings as the estimated effective tax rate increased to 33.01% for the quarter ended September 30, 2003 compared to 30.27% for the quarter ended September 30, 2002. The effective tax rates for the quarters ended September 30, 2003 of 33.01% and September 30, 2002 of 30.27% differ from the federal statutory rate of 34.00% primarily due to the relative proportion of tax exempt income.

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

BancShares contributed Capital Securities proceeds of $12.0 million to Southern which are included in Tier I capital for Southern’s regulatory capital adequacy requirements. BancShares has similar regulatory capital adequacy requirements and is in compliance with those capital adequacy requirements at September 30, 2003.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at September 30, 2003 was 7.99%. At December 31, 2002, Southern’s leverage capital ratio was 7.67%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2003, Southern’s Total RBC ratio was 12.83%. At December 31, 2002 the RBC ratio was 12.44%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $13.8 million at September 30, 2003 compared to $11.8 million at December 31, 2002. Accumulated other comprehensive income consists principally of unrealized gains on securities available-for-sale, net of taxes. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

(Dollars in thousands)	September 30, 2003
Tier 1 capital	$73,527
Total capital	85,743
Risk-adjusted assets	668,159
Average tangible assets	920,453

Tier 1 capital ratio (1)	11.00%
Total capital ratio (1)	12.83%
Leverage capital ratio (1)	7.99%

(1)	These ratios exceed the minimum ratios required for a bank to be classified as “well capitalized” as defined by the FDIC.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 24.84% at September 30, 2003 and 22.66% at December 31, 2002.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2003 jumbo time deposits represented 14.95% of total deposits. At December 31, 2002 jumbo time deposits represented 14.07% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2003

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$729,429	$64,679	$41,559	—	$835,667
Short-term borrowings	17,092	—	—	—	17,092
Long-term obligations	—	—	—	23,000	23,000
Lease obligations	53	48	22	—	123

Total contractual obligations	$746,574	$64,727	$41,581	$23,000	$875,882

ACCOUNTING AND OTHER MATTERS

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions,” (Statement 147), which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, “Business Combinations.” Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see below) to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective as of January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. BancShares determined that, upon adoption of Statement 147 as of January 1, 2002, BancShares had $5.5 million of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during 2001 was $1.6 million. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, an annual impairment test in the last six months of 2002 and will perform an annual impairment test of the goodwill in 2003 and thereafter.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Statements of Financial Accounting Concepts No. 6, Elements of Financial Statements, is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. BancShares adopted this statement effective January 1, 2003 with no material impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 is $3.9 million. At September 30, 2003, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest entities obtained after January 31, 2003. BancShares has identified no investments in variable interest entities that would require consolidation under FIN 46. The application of Interpretation 46 may result in the de-consolidation of the trust that has issued the trust preferred capital securities currently reported in BancShares consolidated financial statements. At this time the final interpretation regarding such application is pending. The trust preferred capital securities are currently disclosed as long-term borrowings within the consolidated financial statements. However, the continued consolidation of the trust associated with BancShares trust preferred securities under FIN 46 is still under consideration. BancShares will apply FIN 46 to these entities on December 31, 2003, as appropriate. The impact of this change is not expected to have a material effect on BancShares consolidated financial statements.

Treatment of trust preferred securities within BancShares’ capital ratio calculations in light of FIN46 is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, BancShares’ tier 1 and total capital would be reduced by the amount of outstanding trust preferred securities, but we believe BancShares’ capital classifications would remain unchanged.

The above potential changes would not have a material impact on BancShares consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“Statement 148”), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At September 30, 2003, BancShares had no stock-based compensation plans and therefore the adoption of Statement 148 does not impact BancShares’ consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (Statement 133). All provisions of this Statement should be applied prospectively, except as defined in Statement 149. Adoption of Statement 149 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of Statement 150 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

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

OTHER MATTERS

BancShares purchased an existing RBC Centura Branch in Norlina, North Carolina on October 24, 2003. This purchase increased BancShares’ deposits by $18.4 million, increased BancShares’ cash by $15.2 million and increased BancShares’ loans by $1.2 million. BancShares paid $1.9 million for this purchase.

BancShares has received regulatory approval to open a denovo Branch in Manteo, North Carolina. This Branch is expected to open in the first quarter of 2004.

Management is not aware of any other trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on BancShares’ liquidity, capital resources or other operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of September 30, 2003. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of September 30, 2003. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2003. Overall loan and deposit balance maturities are shorter at September 30, 2003 and overall rates have declined significantly, primarily as a result of market conditions and management’s responses thereto.

	Maturing in the years ended September 30
(Dollars in thousands, unaudited)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets
Loans
Fixed rate	$138,307	$14,891	$22,335	$72,821	$24,273	$63,657	$336,284	$332,275
Average rate (%)	7.60%	7.59%	7.55%	7.15%	7.01%	6.51%	7.37%

Variable rate	$129,042	$36,787	$33,193	$45,482	$40,766	$21,032	$306,302	$306,302
Average rate (%)	5.21%	5.29%	5.20%	5.52%	4.73%	3.66%	5.10%

Investment securities
Fixed rate	$81,601	$50,885	$1,583	$898	$920	$31,579	$167,466	$191,040
Average rate (%)	2.72%	1.69%	8.21%	8.09%	7.97%	5.47%	3.04%

Liabilities
Savings and interest bearing checking

Fixed rate	$280,631	—	—	—	—	—	$280,631	$280,631
Average rate (%)	0.53%	—	—	—	—	—	0.53%

Certificates of deposit
Fixed rate	$285,236	$47,000	$15,666	$41,559	—	—	$389,461	$393,909
Average rate (%)	1.81%	2.93%	3.23%	3.90%	—	—	2.22%

Variable rate	$4,080	$2,013	—	—	—	—	$6,093	$6,093
Average rate (%)	0.93%	1.00%	—	—	—	—	0.96%

Short-term debt

Variable rate	$17,092	—	—	—	—	—	$17,092	$17,092
Average rate (%)	0.69%	—	—	—	—	—	0.69%

Long-term debt

Fixed rate	—	—	—	—	—	23,000	$23,000	$24,150
Average rate (%)	—	—	—	—	—	8.25%	8.25%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of September 30, 2003, which reflected a one year negative interest-sensitivity gap of $177.2 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year negative interest sensitivity of financial instruments is significantly lower at September 30, 2003 as compared to December 31, 2002 as a result of deposit customers, in anticipation of higher rates, continuing to invest in primarily short term deposits. The total cumulative negative interest sensitivity gap has also decreased at September 30, 2003 as compared to December 31, 2002.

INTEREST-SENSITIVITY ANALYSIS

	September 30, 2003
(Dollars in thousands, unaudited)	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:
Loans	$178,745	$71,156	$17,448	$375,237	$642,586
Investment securities	20,854	18,556	42,191	108,424	190,025
Temporary investments	60,873	—	—	—	60,873

Total earning assets	$260,472	$89,712	$59,639	$483,661	$893,484

Interest-Bearing Liabilities:
Savings and core time deposits	$364,316	$52,000	$54,449	$80,487	$551,252

Time deposits of $100,000 and more	51,197	26,094	21,891	25,751	124,933

Short-term borrowings	17,092	—	—	—	17,092
Long-term obligations	—	—	—	23,000	23,000

Total interest-bearing liabilities	$432,605	$78,094	$76,340	$129,238	$716,277

Interest sensitivity gap	$(172,133)	$11,618	$(16,701)	$354,423	$177,207

Cumulative interest sensitivity gap	$(172,133)	$(160,515)	$(177,216)	$177,207	$177,207

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

Item 4 – Disclosure controls and procedures:

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

Part II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8K:

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

SOUTHERN BANCSHARES (N.C.), INC.

November 4, 2003	/s/ John C. Pegram, Jr.
Date	John C. Pegram, Jr., President and Chief Executive Officer

November 4, 2003	/s/ David A. Bean
Date	David A. Bean, Secretary, Treasurer and Chief Financial Officer