Form 10-K
period 2003-12-31
SOUTHERN BANCSHARES NC INC
filed 2004-03-24
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1538087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $21.8 million. (There is no established market, published quotes or reported prices for the Registrant’s common stock. The market value of shares held by nonaffiliates has been calculated based on prices known to management of Registrant in privately negotiated transactions.)

The number of shares outstanding of the Registrant’s common stock as of March 10, 2004: Common Stock, $5.00 par value - 111,429 shares

Portions of the Registrant’s definitive Proxy Statement dated March 19, 2004 for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

CROSS REFERENCE INDEX

			Page Number
PART I	Item 1	Business	3
	Item 2	Properties	8
	Item 3	Legal Proceedings	34
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for the Registrant’s Common Equity, Related Shareholder Matters	34
	Item 6	Selected Financial Data	11
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	22-23
	Item 8	Financial Statements and Supplementary Data Quarterly Financial Summary for 2003 and 2002	33-34
		Independent Auditors’ Report	37
		Consolidated Balance Sheets as of December 31, 2003 and 2002	38
		Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	39
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	40
		Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	41
		Notes To Consolidated Financial Statements	42-67
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	None
	Item 9A	Controls and Procedures	36
PART III	Item 10	Directors and Executive Officers of Registrant	35 *
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accountant Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
	(a) (1)	Financial Statements (see Item 8 for Reference)
	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed in the Exhibit Index are being filed with or incorporated into this report	69
	(b)	During the quarter ended December 31, 2003, no reports on Form 8-K were filed

SIGNATURES			68

EXHIBITS INDEX			69

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “PROPOSAL 1: ELECTION OF DIRECTORS” and “Executive Officers” on pages 4, 5 and 9 of Registrant’s definitive Proxy Statement dated March 19, 2004.

Information required by Item 11 is incorporated herein by reference to the information that appears under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” on pages 5, 8 and 9 of the Registrant’s definitive Proxy Statement dated March 19, 2004.

Information required by Item 12 is incorporated herein by reference to the information that appears under the caption “Beneficial Ownership of Voting Securities” on pages 2 through 4 of the Registrant’s definitive Proxy Statement dated March 19, 2004.

Information required by Item 13 is incorporated herein by reference to the information that appears under the caption “Transactions with Related Parties” on page 11 of the Registrant’s definitive Proxy Statement dated March 19, 2004.

Information required by Item 14 is incorporated herein by reference to the information that appears under the caption “Services and Fees During 2002 and 2003” on page 12 of the Registrant’s definitive Proxy Statement dated March 19, 2004.

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

Southern is BancShares’ principal operating subsidiary and is currently engaged in commercial banking through 50 offices located primarily in eastern North Carolina.

Bancshares’ executive offices are located at 116 East Main Street, Mount Olive, North Carolina 28365, and its telephone number is (919) 658-7000.

BancShares’ principal assets are its investments in and receivables from its bank subsidiary and its investment securities portfolio. Its primary sources of income are dividends from its bank subsidiary and interest income on its investment securities portfolio. Certain laws and regulations restrict the ability of Southern to transfer funds to BancShares in the form of cash dividends or loans. All significant activities of BancShares and its subsidiaries are banking related so that BancShares operates within one industry segment. Neither BancShares nor its subsidiaries has any foreign operations.

Services. Southern provides a full range of banking and financial services to individuals, small and medium-sized businesses and governmental units located in its banking markets, including regular and interest checking accounts, money market, savings and time deposit accounts, personal and business loans and a variety of other services incidental to commercial banking. Southern has a wholly-owned subsidiary, Goshen, Inc., which acts as a trustee and agent for credit life and credit accident and health insurance written in connection with loans made by Southern.

Employees. All of BancShares’ Officers serve as Officers of Southern. BancShares has no employees of its own. As of December 31, 2003, Southern employed 400 full-time employees (including executive officers) and 37 part-time employees. Southern is not a party to any collective bargaining agreement with its employees and it considers its relations with its employees to be good.

Supervision and Regulation. The business and operations of BancShares and Southern are subject to extensive federal and state governmental regulation and supervision.

BancShares is a bank holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related and a proper incident to banking or managing or controlling banks. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Articles of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA generally prohibits bank holding companies from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a non-banking activity unless that activity is determined by the FRB to be closely related and a proper incident to managing or controlling banks.

There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the bank holding company.

Regulation of Southern. Southern is an insured, state-chartered bank. Southern’s deposits are insured by the FDIC’s Bank Insurance Fund, and is subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”). Southern is not a member of the Federal Reserve System.

As an insured bank, Southern is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (ii) Southern is, and continues to be, in compliance with all applicable capital standards. Southern is also prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The FDIC and the Commissioner regulate all areas of Southern’s business, including its reserves, loans, mergers, the payment of dividends, and other aspects of its operations. The regulators conduct regular examinations of Southern, and Southern must furnish periodic reports to its regulators containing detailed financial and other information regarding its affairs. The federal and state regulators have broad powers to enforce laws and regulations that apply to Southern and to require corrective action of conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, removing officers and directors, and the ability otherwise to intervene in the operation and management of Southern if examinations of and reports filed by Southern reflect the need to do so.

Even though it is not a member of the Federal Reserve System, the business of Southern is influenced by the monetary and fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing and also influence, directly and indirectly, the rates of interest paid by Southern on time and savings deposits. Additionally, Southern’s earnings are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above.

The following paragraphs summarize some of the other significant statutes and regulations that affect BancShares and Southern, but they are not a complete discussion of all the laws that affect their business. Each paragraph is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the “GLB Act”) adopted by Congress during 1999 has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

The GLB Act permits bank holding companies to become “financial holding companies” and, in general (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons. Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the Bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

BancShares has not chosen to become a “financial holding company,” and to date it has not engaged in any new activity authorized as a result of the GLB Act. The GLB Act has expanded opportunities for Southern to provide other services and obtain other revenues in the future. However, this expanded authority also may present it with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions.

Payment of Dividends. Under current law, BancShares is authorized to pay dividends such as are declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, BancShares is a legal entity separate and distinct from Southern, and its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from Southern. Therefore, BancShares’ ability to pay dividends effectively is subject to the same limitations that apply to Southern.

In general, Southern may pay dividends only from its undivided profits. However, if its surplus is less than 50 percent of its paid-in capital stock, then Southern’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25 percent of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50 percent of its paid-in capital stock.

Under federal law, and as an insured bank, Southern is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by Southern also may be affected or limited by other factors, such as requirements that its regulators have the authority to impose to maintain its capital above regulatory guidelines.

Capital Adequacy. BancShares and Southern each is required to comply with the capital adequacy standards established by the FRB in the case of BancShares, and by the FDIC in the case of Southern. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

Under the risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of an entity’s total capital (“Total Capital”) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indicia of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The following table lists Southern’s capital ratios at December 31, 2003:

	Minimum Required Ratio	Required Ratio To Be Well Capitalized	Southern’s Ratio at December 31, 2003
Risk-based capital ratios:
Tier I capital to risk-weighted assets	4.00%	6.00%	11.05%
Total capital to risk-weighted assets	8.00%	10.00%	12.99%
Leverage capital ratio	3.00%	5.00%	7.62%

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of an entity’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Capital categories are determined solely for the purpose of applying “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject a bank holding company or bank to a variety of enforcement remedies under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law. On December 31, 2003, Southern had capital sufficient to qualify as “well capitalized.”

Reserve Requirements. Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.4 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of Southern’s interest-earning assets.

FDIC Insurance Assessments. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including banks that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which a bank is assigned being based on a supervisory evaluation provided to the FDIC by the Bank’s primary federal banking regulator and information which the FDIC determines to be relevant to the Bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the Bank’s state supervisor). A different insurance assessment rate (ranging from zero to 27 basis points) applies to each of the nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). A bank’s assessment rate is determined based on the capital category and supervisory subgroup to which it is assigned.

The FDIC may terminate a bank’s deposit insurance upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

The FDIC is charged with the responsibility of maintaining the adequacy of the Bank Insurance Fund and the Savings Association Insurance Fund, and the amounts paid by banks for deposit insurance is influenced not only by the bank’s capital category and supervisory subgroup but also by the adequacy of the insurance fund at any time. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

Restrictions on Transactions with Affiliates. Southern is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

For purposes of Section 23A, BancShares and any other company or entity controlled by or under common control with BancShares, will be treated as an affiliate of Southern.

The total amount of the above transactions by Southern is limited in amount, as to any one affiliate, to 10% of Southern’s capital and surplus and, as to all affiliates combined, to 20% of Southern’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Southern also must comply with other provisions of Section 23A designed to avoid the taking of low-quality assets from an affiliate.

Southern is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on Southern’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess Southern’s records of meeting the credit needs of its communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All insured banks are required to make public disclosure of their CRA performance ratings. Southern received an “outstanding” rating in its most recent CRA examination.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (1) new requirements for audit committees of listed companies, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (5) new and increased civil and criminal penalties for violation of the securities laws.

Statistical Data. Certain statistical disclosures for bank holding companies required by SEC Guide 3 regulations are included in the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PROPERTIES

BancShares does not own or lease any real property. Except for three tracts of land that are leased and upon which are constructed leasehold improvements for the conduct of its banking business, Southern owns all of the real property utilized in its operations.

Southern’s home office is located at 116 East Main Street, Mount Olive, North Carolina. All of Southern’s offices are in North Carolina. At December 31, 2003 there were 50 Southern offices.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”), for 2003, 2002 and 2001. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein.

Summary

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by Southern. Southern’s commercial banking activities include commercial and consumer lending, deposit and cash management products and various other financial management products and services typically associated with commercial banking. Southern gathers interest-bearing and noninterest-bearing deposits from retail and commercial customers and gathers supplemental short-term funding through various non-deposit sources. The liquidity generated from these funding sources is primarily invested in interest-earning assets consisting of various types of loans, investment securities, overnight funds sold investments and the banking premises and equipment used in the delivery of financial services.

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s markets and the overall level of financial services competition within those markets. During 2003 and 2002, overall economic uncertainty and very low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market also provided many customers with an opportunity to refinance existing loans and the ability to either reduce their overall loan requirements or expand their loan requirements at much lower interest rates.

The overall strength of the economy also influences the quality and collectibility of loans and the level of customer bankruptcies. Southern utilizes various asset and liability management tools to minimize the potential adverse impact of economic trends and to maximize opportunities provided by favorable economic trends.

Financial institutions typically focus their strategic planning and operating goals on maximizing profitability and the improvement of the return on average assets and return on average shareholders equity performance profitability measures. BancShares has historically placed significant emphasis on asset quality, liquidity and capital conservation, even when those goals may ultimately be detrimental to current period earnings performance as reflected by the return on average assets and return on average shareholders equity performance measures so, BancShares’ return on average assets and return on average equity has historically compared unfavorably to financial institutions of similar size.

BancShares strategic analysis of its corporate and competitive strengths indicate many opportunities for growth and expansion of financial services within its markets. Southern operates in diverse geographic markets that offer opportunities to expand varying types of services to existing customers as well as opportunities to expand market share through strategic acquisitions of branch locations from competitor financial institutions. Southern also believes that, through superior customer service, there are opportunities to increase earnings performance by attracting customers of its financial competitors.

BancShares focuses on mitigating, where possible, growth and profitability risks. BancShares has limited control of risks such as economic, competitive and regulatory risks. Southern considers overall economic risk to be its greatest risk area. Primarily, economic risks of recession, rapid changes in market interest rates and significant increases in inflation are of the most concern to Management. Southern’s smaller asset size and limited capital resources, as compared to its primary market financial service competitors, require significant and constant Management attention to all areas of economic risk.

An analysis of BancShares’ overall financial condition and growth can be made by examining the changes and trends in the interest-earning asset and interest-bearing components in the following tables, discussions, consolidated financial statements and notes to the consolidated financial statements. Tables and discussions are also presented detailing the impact of branch acquisitions, capital position, loan loss experience, and allowance for loan losses, non-interest expenses and non-interest income.

Consolidated net income was $8.1 million for 2003 compared to $9.1 million for 2002 and $8.2 million for 2001. A change in accounting principle related to amortization of intangibles associated with branch acquisitions prior to 2002 was the principal reason for the 2002 increase. Net income per share for the year ended December 31, 2003 totaled $68.31 compared to $76.77 in 2002 and $68.66 in 2001. Return on average assets totaled 0.85 percent during 2003, 1.05 percent during 2002 and 0.99 percent during 2001. Table 1 provides a five year summary of financial information for BancShares.

BancShares experienced an 11.52 percent decrease in net income during 2003, compared to 2002. The principal cause of this decrease was reduced net interest income created by declining interest rate market managed by the Federal Reserve during 2003 that resulted in interest earning assets repricing downward faster than interest bearing liabilities. In addition, in 2003, income considered to be noncore earnings and consisting of gains on sales of available-for-sale securities and gains on the sales of mortgage loans, totaled $2.7 million, a 4.82 percent decrease from $2.9 million for such noncore 2002 income.

In 2002, as a result of the overall economy, there were greater opportunities for management to realize earnings from the sale of securities. In 2003, as a result of the significantly increased mortgage financing and refinancing resulting from the Federal Reserve’s maintaining the lowest interest rates in several decades, there were significantly increased opportunities for management to profitably sell mortgage loans.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. Such an analysis also requires an evaluation of noninterest income and noninterest expenses. In recent years, increasing total noninterest income has been a significant focus for BancShares. The introduction of new revenue sources and modifications to existing products and services has allowed service related noninterest income to grow.

In recent years the recognition of gains and losses on sales of mortgage loans and the recognition of gains and losses on sales of available-for-sale securities has also had a significant impact on total noninterest income, although management does not consider these sources of noninterest income to be a core source of revenues for BancShares. The sale of mortgage loans also results in the recognition of mortgage servicing rights (MSRs) income. MSRs represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying mortgage loans are sold and the servicing rights for the mortgage loans sold are retained. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans.

Franchise expansion has also contributed to the growth in noninterest income, but has also resulted in large increases in noninterest expense, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses. In 2003 one denovo branch was opened in the first quarter and one branch acquisition was completed in the third quarter. Management continues to look for growth opportunities offered though acquisition opportunities and to plan for denovo expansion within its eastern North Carolina markets. The acquisition of existing branches from other financial institutions also results in the payment of acquisition premiums which are allocated to non-earning assets or charged to operating earnings over time.

Members of the Holding family, including Frank B. Holding who serves as a director and the Chairman of BancShares’ Executive Committee, have been actively involved in the management of BancShares. Currently, various members of the Holding family control an aggregate of 68.28% of BancShares’ common stock. Southern is party to contracts with an affiliated financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina, pursuant to which Southern is provided with various management consulting, support and data processing services. See “Beneficial Ownership of Voting Securities” and “Transactions with Related Parties” in Note 15, Related Parties in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in this report.

CRITICAL ACCOUNTING POLICIES

BancShares’ significant accounting policies are set forth in note 1 of the consolidated financial statements. Of these significant accounting policies, BancShares considers its policy regarding the allowance for loan losses to be its primary critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. Bancshares has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. BancShares’ assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning BancShares’ allowance for loan losses and related matters, see Asset Quality.

Table 1

SELECTED FINANCIAL DATA

(Dollars in thousands, except share data and ratios)

	December 31,
	2003	2002	2001	2000	1999
Summary of Operations

Interest income	$46,083	$49,422	$54,928	$49,807	$41,818
Interest expense	12,932	15,592	25,980	24,932	19,967

Net interest income	33,151	33,830	28,948	24,875	21,851
Provision for loan losses	1,800	1,950	1,000	475	830

Net interest income after provision for loan losses	31,351	31,880	27,948	24,400	21,021
Noninterest income	12,487	10,670	12,983	5,336	5,176
Noninterest expense	32,494	29,593	29,635	25,002	21,368

Income before income taxes	11,344	12,957	11,296	4,734	4,829
Income taxes	3,283	3,846	3,055	1,000	1,150

Net income	$8,061	$9,111	$8,241	$3,734	$3,679

Selected Year-End Balances
Total assets	$1,016,027	$920,603	$855,228	$803,441	$669,232
Loans	631,171	617,150	545,300	496,966	398,060
Investment securities and overnight funds sold	293,046	221,180	226,648	219,958	214,583
Interest-earning assets	898,645	838,634	772,309	704,672	613,340
Deposits	876,510	796,772	738,659	698,485	578,250
Long-term obligations	23,711	23,000	23,000	23,000	23,000
Interest-bearing liabilities	741,936	687,004	651,437	629,217	518,727
Shareholders’ equity	88,518	77,509	67,429	59,682	54,944
Common shares outstanding	111,530	113,649	114,208	115,209	118,912

Selected Average Balances
Total assets	$953,895	$869,546	$833,716	$716,773	$651,014
Loans	634,687	565,292	527,204	427,939	380,877
Investment securities and overnight funds sold	245,844	214,646	232,317	230,927	215,935
Interest-earning assets	880,755	797,619	747,059	659,074	587,534
Deposits	825,202	749,914	720,958	624,173	558,386
Long-term obligations	23,002	23,000	23,000	23,000	23,000
Interest-bearing liabilities	709,352	660,267	646,072	557,625	509,935
Shareholders’ equity	83,403	72,854	65,544	55,370	55,474
Common shares outstanding	112,070	113,961	114,717	117,743	119,137

Profitability Ratios (averages)
Return on average total assets	0.85%	1.05%	0.99%	0.52%	0.57%
Return on average shareholders’ equity	9.67	12.51	12.57	6.74	6.63
Dividend payout ratio (1)	6.59	5.84	6.52	14.84	15.57

Liquidity and Capital Ratios (averages)
Loans to deposits	76.91%	75.38%	73.13%	68.56%	68.21%
Shareholders’ equity to total assets	8.74	8.38	7.86	7.72	8.52

Per share of common stock
Net income (2)	$68.72	$76.77	$68.66	$28.51	$27.56
Cash dividends	1.58	1.50	1.50	1.50	1.50
Book value (3)	773.07	661.68	570.07	497.68	441.16

(1)	Total common and preferred dividends paid for the year ended December 31 divided by net income for the year ended December 31
(2)	Net income less preferred dividends paid for the year ended December 31 divided by the average number of common shares out-standing for the year ended December 31
(3)	Shareholders’ equity less Preferred B and C stock at December 31 divided by the number of common shares outstanding at December 31

Branch Acquisitions

During both 2003 and 2002, Southern purchased a North Carolina branch office of another bank. These branch acquisitions were accounted for as purchases, and, therefore, the results of operations prior to purchase of these branch offices are not included in the consolidated financial statements. Information regarding these purchases is contained in the following table:

Table 2

BRANCH ACQUISITIONS

(dollars in thousands)

	Date	Loans Acquired	Deposits Acquired
RBC Centura - Norlina, NC	October 2003	$1,220	$18,280

2003 Branch Acquisition Totals		$1,220	$18,280

RBC Centura - Scotland Neck, NC	October 2002	$4,061	$31,316

2002 Branch Acquisition Totals		$4,061	$31,316

INTEREST-EARNING ASSETS

Interest-earning assets include loans, investment securities and overnight investments. Interest-earning assets reflect varying interest rates based on the risk level and maturity of the asset. Riskier investments typically carry a higher rate and expose the investor to potentially higher levels of default. Southern has historically focused on maintaining high asset quality requiring management to perform significant underwriting and monitoring procedures. Southern’s investment portfolio includes primarily United States Treasury and government agency securities. The level of investment securities is primarily the result of overall loan and deposit trends. When deposit growth exceeds loan growth the excess liquidity primarily increases investment securities. When loan growth exceeds deposit growth primarily maturing investment securities are utilized to fund the loan growth rather than being reinvested into the securities market. Southern maintains an operating liquidity level of overnight funds sold investments with other financial institutions that are within Southern’s risk tolerance levels.

Interest-earning assets averaged $880.8 million during 2003, an increase of $83.1 million or 10.42 percent over 2002 levels, compared to a $50.6 million or 6.77 percent increase in 2002 over 2001 levels. Growth among average interest-earning assets during 2003 was primarily due to internal loan growth, the October acquisition of the $1.2 million of Norlina loans above and the additional cash resulting from the October acquisition.

Loans. Loan production is principally driven by the eastern North Carolina economy. Management seeks commercial lending opportunities collateralized by real estate. Traditional mortgage loan production is also a goal of management. Most mortgage loan production is then sold into the mortgage secondary markets with the servicing rights retained by the Bank. Loan demand in recent years for consumer loans has declined as consumers have responded to retailer financing promotions and utilized mortgage equity lines of credit to finance their purchases.

As of December 31, 2003, gross loans outstanding were $631.2 million, a 2.27 percent increase over the December 31, 2002 balance of $617.2 million, which was a 13.18 percent increase over the December 31, 2001 balance of $545.3 million. Loan growth during 2003 resulted principally from internal loan growth and the October acquisition of the $1.2 million of Norlina loans above. Loan growth during 2002 resulted principally from internal loan growth and the October acquisition of the $4.1 million of Scotland Neck loans above. Loan balances for the last five years are provided in Table 3.

Table 3

LOANS

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$92,944	$93,855	$92,293	$91,936	$77,169
Real estate:
Construction	65,484	61,800	52,414	14,621	647
Mortgage:
Commercial	186,847	176,357	134,562	126,472	74,873
One to four family residential	122,534	136,909	132,513	115,473	111,793
Equityline	49,876	49,071	42,504	40,468	30,152
Other	47,385	27,956	24,823	39,069	32,851
Consumer	35,925	40,130	39,581	38,795	34,309
Lease financing	30,176	31,072	26,610	30,132	36,266

Total loans	$631,171	$617,150	$545,300	$496,966	$398,060

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Loans secured by real estate averaged $470.2 million during 2003, compared to $407.7 million during 2002, an increase of 15.33 percent. Much of the $62.5 million average increase in real estate secured loans during 2003 was among construction, commercial real estate and retail home equity loans. Commercial and industrial loans averaged $97.9 million during 2003 compared to $62.9 million during 2002, an increase of 55.64 percent. The commercial and industrial loan increase during 2003 resulted from the overall low interest rate environment and overall improving economy.

Consumer loans averaged $33.4 million during 2003 compared to $40.3 during 2002. The $6.9 million decrease during 2003 was primarily due to customers who have traditionally favored closed-end installment lending continuing to migrate to revolving lines of credit secured by home equity and the significant increase in mortgage refinancing created by the very low mortgage loan interest rates for the majority of 2003.

During 2004, management anticipates increased loan growth among loans to commercial borrowers due to the continued low interest rate environment and the overall improvement in the economy. The current low market interest rates are expected to remain for most of 2004. Demand among retail customers has shifted to open-end credit products such as equityline. Growth in equityline loans is also expected during 2004.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 2003. Of the gross loans outstanding on December 31, 2003, 11.93 percent have scheduled maturities or repricing dates that extend beyond five years.

Table 4

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

(Dollars in thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Commercial and Financial	$36,248	$46,472	$10,224	$92,944
Real Estate:
Commercial	50,388	113,656	22,803	186,847
One to four family residential	29,408	68,619	24,507	122,534
Construction	65,484	—	—	65,484
Equityline	49,876	—	—	49,876
Other	11,970	27,931	7,484	47,385
Consumer	13,455	20,369	2,101	35,925
Lease Financing	7,432	13,671	9,073	30,176

Total	$264,261	$290,718	$76,192	$631,171

Fixed Rate	$60,009	$122,700	$54,930	$237,639
Variable Rate	204,252	168,018	21,262	393,532

Total	$264,261	$290,718	$76,192	$631,171

Investment Securities. Due to the overall weakness in the 2003 eastern North Carolina economy, loan production opportunities were relatively weak. As a result of the deposit growth in existing markets, the Norlina branch acquisition, relatively weak loan demand and the expected relatively low interest rate market management by the Federal Reserve in the short-term, investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities have been made by management. At December 31, 2003 the investment portfolio totaled $253.0 million and at December 31, 2002 the investment portfolio totaled $190.6 million resulting in an increase of $62.5 million or 32.78 percent. Investment securities averaged $191.2 million during 2003, $199.6 million during 2002 and $186.3 million during 2001. In each period U. S. Treasury and government agency securities represented substantially all of the portfolio. The increase in the average securities portfolio in 2003 resulted primarily from deposit growth. The decrease in the average securities portfolio during 2002 and 2001 resulted primarily from growth in loans.

The weighted-average maturity of the investment securities portfolio was 21 months at December 31, 2003 and 28 months at December 31, 2002. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares’ focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain included as a component of shareholders’ equity, net of deferred taxes. Table 5 presents detailed information relating to the consolidated balance sheet value of the investment securities portfolio.

Table 5

INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2003	2002	2001
U.S. Government agencies	$89,803	$93,744	$62,865
U.S. Treasury	86,903	20,031	74,032
States and political subdivisions	28,268	29,675	24,210
Other	48,052	47,105	43,176

Total investment securities	$253,026	$190,555	$204,283

	Investment Securities At December 31, 2003 Maturing
	Within One Year Amount Yield		After One But Within Five Years Amount Yield		After Five But Within Ten Years Amount Yield		After Ten Years Amount Yield
U.S. Government agencies	$68,586	2.31%	$21,217	1.70%	$—	—	$—	—
U. S. Treasury	8,044	1.75%	78,859	1.66%	—	—	—	—
States and political subdivisions	14,488	1.50%	4,528	5.83%	4,378	5.73%	2,306	6.15%
Other	41,101	3.42%	226	5.80%	2,208	10.38%	7,085	6.28%

Total investment securities	$132,219	2.53%	$104,830	1.86%	$6,586	7.29%	$9,391	6.25%

Income on Interest-Earning Assets. Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2003. Table 9 identifies the causes for changes in interest income and interest expense for 2003 and 2002. Interest income amounted to $46.4 million during 2003, a $3.6 million decrease from 2002 levels, compared to a $5.6 million decrease from 2001 to 2002. During 2003, decreased interest rates was the primary factor for the decrease in interest income from 2002. During 2002, decreased interest rates was also the primary factor for the decrease in interest income from 2001.

Total interest-earning assets yielded 5.27 percent during 2003, a 100 basis point decrease from the 6.27 percent reported in 2002. The average taxable-equivalent yield on the loan portfolio decreased from 7.18 percent in 2002 to 6.28 percent in 2003. The decreased loan yield during 2003 reflects general market conditions throughout the year, consisting primarily of a decreasing interest rate environment. Loan interest income decreased $694,000 or 1.71 percent from 2002. This followed a decrease of 5.84 percent in loan interest income in 2002 from 2001. During 2003, the decrease in loan interest income was the result of loan growth offset by lower loan yields. During 2002, the decrease in loan interest income was the result of loan growth with lower loan yields as the average yield on loans declined from 8.17 percent in 2001 to 7.18 percent in 2002.

Interest income earned on the investment portfolio amounted to $5.9 million for the year ended December 31, 2003, $8.9 million for the year ended December 31, 2002 and $11.3 million for the year ended December 31, 2001. The average taxable-equivalent yield on the portfolio for 2003 was 3.11 percent. The average taxable-equivalent yield on the portfolio for 2002 was 4.48 percent. The average taxable-equivalent yield on the portfolio for 2001 was 6.06 percent. The $3.0 million decrease in investment interest income during 2003 results from a decrease in average yields that more than offset an increase in average volume. The $2.4 million decrease in 2002 investment interest income compared to 2001 investment interest income was due to decreased average volume and a decrease in the tax-equivalent yield on investments from 6.06 percent in 2001 to 4.48 percent for 2002.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Southern’s primary funding source is deposits. Other short-term funding sources include commercial customer requirements for cash management services and a borrowing line of credit from another financial institution. Long-term borrowings also provide capital strength under guidelines established by the Federal Reserve.

At December 31, 2003 interest-bearing liabilities totaled $741.9 million, an increase of $54.9 million or 8.00 percent over December 31, 2002. Interest-bearing liabilities averaged $709.4 million during 2003, an increase of $49.1 million or 7.41 percent over 2002 levels. Interest-bearing deposits increased $50.3 million. During 2002, interest-bearing liabilities averaged $660.3 million, an increase of $14.2 million or 2.15 percent over 2001.

Deposits. Total deposits averaged $825.2 million in 2003, an increase of $75.3 million or 10.04 percent over the 2002 average balance. Average interest-bearing deposits were $671.0 million during 2003, an increase of $50.3 million or 8.11 percent compared to 2002. Money market accounts averaged $110.0 million during 2003, an increase of $15.6 million or 16.52 percent over the 2002 average balance. Checking with interest balances averaged $98.2 million during 2003, an increase of $8.4 million or 9.31 percent over the 2002 average balance. Time deposit balances averaged $395.2 million during 2003, an increase of $20.1 million or 5.37 percent from the 2002 average balance. The overall growth in average deposits during 2003 resulted primarily from internal growth within the existing branches, the opening of the Kenansville branch and the acquisition of the Norlina branch.

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

Table 6

AVERAGE BALANCE SHEET ITEMS, NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

	Year ended December 31,
(Dollars in thousands)	2003			2002			2001
	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE
ASSETS
Interest earning assets:

Loans (1) (2)	$634,687	$39,888	6.28%	$565,292	$40,582	7.18%	$527,204	$43,097	8.17%
Taxable investment securities	166,478	4,760	2.86%	175,953	7,339	4.17%	165,814	9,518	5.74%
Nontaxable investment
securities (3)	24,677	1,178	4.77%	23,600	1,600	6.78%	20,437	1,769	8.66%
Overnight funds sold	54,689	537	0.98%	32,453	500	1.54%	33,130	1,190	3.59%
Other interest earning assets	224	48	21.43%	321	18	5.61%	474	36	7.59%

Total interest earning assets	880,755	46,411	5.27%	797,619	50,039	6.27%	747,059	55,610	7.44%

Non-interest earning assets:
Cash and due from banks	31,813			30,732			29,401
Premises and equipment, net	33,665			32,865			31,112
Other	7,662			8,330			26,144

Total assets	$953,895			$869,546			$833,716

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$114,072	204	0.18%	$105,357	315	0.30%	$100,334	716	0.71%
Savings deposits	161,682	1,291	0.80%	140,228	1,713	1.22%	115,259	2,141	1.86%
Time deposits	395,213	9,289	2.35%	375,077	11,291	3.01%	391,398	20,634	5.27%
Short-term borrowed funds	15,243	120	0.78%	16,605	203	1.22%	16,081	419	2.61%
Long-term obligations (6)	23,142	2,028	8.76%	23,000	2,070	9.00%	23,000	2,070	9.00%

Total interest bearing liabilities	709,352	12,932	1.82%	660,267	15,592	2.36%	646,072	25,980	4.02%

Non-interest bearing liabilities:
Demand deposits	154,235			129,252			113,967
Other	6,905			7,173			8,133
Shareholders’ equity	83,403			72,854			65,544

Total liabilities and equity	$953,895			$869,546			$833,716

Interest rate spread (4)			3.45%			3.91%			3.42%
Net interest income and net interest margin (5)		$33,479	3.80%		$34,447	4.32%		$29,630	3.97%

(1)	Average balances include non-accrual loans.
(2)	Interest income includes amortization of loan fees.
(3)	The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a combined federal and state tax rate of 38.55%. The taxable equivalent adjustment was $328 in 2003, $617 in 2002 and $682 in 2001.
(4)	Interest rate spread is the difference between interest earning asset yield and interest bearing liability rate.
(5)	Net interest margin is net interest income divided by average earning assets.
(6)	Interest expense for long-term obligations includes amortization of issuance costs related to the capital securities.

BancShares has historically avoided excessive reliance on high-dollar time deposits, which are generally defined as time deposit accounts with balances in excess of $100,000. At December 31, 2003, these funds were 13.89 percent of total deposits, compared to 14.07 percent of December 31, 2002 total deposits. Table 7 provides a maturity distribution for these deposits, which totaled $121.7 million at December 31, 2003.

Table 7

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2003:

(Dollars in thousands)
Three months or less	$44,764
Over three through six months	19,295
Over six months through twelve months	32,174
Over one year through five years	25,490
Over five years	—

$121,723

Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2003, short-term borrowings totaled $15.9 million, compared to $14.3 million at December 31, 2002. For the year ended December 31, 2003, short-term borrowings averaged $15.2 million, compared to $16.6 million during 2002 and $16.1 million during 2001. Table 8 provides additional information regarding short-term borrowed funds.

Table 8

SHORT-TERM BORROWINGS

	2003		2002		2001
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Repurchase agreements:

At December 31	$14,643	0.59%	$12,278	1.01%	$17,683	0.62%
Average during year	13,941	0.79%	15,179	1.21%	14,681	2.55%
Maximum month-end balance during year	16,488		16,425		17,969

U S Treasury tax and loan accounts:

At December 31	$1,227	0.94%	$2,062	1.01%	$463	0.52%
Average during year	1,303	0.80%	1,426	1.31%	1,400	3.17%
Maximum month-end balance during year	2,085		2,106		2,366

Long-Term Obligations. In June 1998 $23.0 million in long-term obligations were issued. These long-term obligations provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. Under current regulatory standards, these long-term obligations qualify as capital. At December 31, 2003 long-term obligations totaled $23.7 million. At December 31, 2002, long-term obligations totaled $23.0 million. In prior years the long-term obligations consisted of Trust Securities issued by a finance subsidiary that were included in BancShares consolidated financial statements. As a result of the adoption of a new accounting standard in the fourth quarter of 2003, long-term obligations include $23.7 million of junior subordinated debentures at December 31, 2003. This compares to $23.0 million of Trust Securities reported at December 31, 2002. See the Notes To Consolidated Financial Statements for a detailed discussion of FASB Interpretation No. 46 (and FIN 46R as subsequently amended), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

Expense of Interest-Bearing Liabilities. Interest expense amounted to $12.9 million in 2003, a $2.7 million or 17.05 percent decrease from 2002. Interest expense amounted to $15.6 million in 2002, a $10.4 million or 39.99 percent decrease from 2001. The decreased interest expenses in 2003 and 2002 were primarily due to overall decreases in market interest rates managed by the Federal Reserve.

As a result of overall market interest rate decreases, the average cost of interest-bearing deposits decreased to 1.61 percent during 2003, compared to 2.15 percent in 2002 and 3.87 percent in 2001. Interest expense on total interest-bearing deposits amounted to $10.8 million during 2003, a decrease from the $13.3 million recorded during 2002. Interest expense on total interest-bearing deposits amounted to $13.3 million during 2002, a decrease from $23.5 million recorded during 2001. The decreased interest expenses on deposits during 2003 and 2002 were primarily the result of overall changes in market interest rates created by the Federal Reserve. The average rate on time deposits decreased from 5.27 percent in 2001 to 3.01 percent in 2002 and decreased to 2.35 percent in 2003.

Interest expense on short-term borrowings amounted to $120,000 during 2003, a decrease from $203,000 or 40.89 percent from 2002. Interest expense on short-term borrowings amounted to $203,000 during 2002, a decrease from $419,000 recorded during 2001. The decreased interest expense during 2003 was primarily the result of overall lower 2003 market interest rates. The average rate on short-term borrowings decreased from 2.61 percent in 2001 to 1.22 percent in 2002 and decreased to 0.79 percent in 2003.

Interest expense on long-term obligations amounted to $2.0 million for 2003 and $2.1 million for 2002 and 2001. The average rate on long-term borrowings was 9.00 percent in 2001and 2002 and 8.76% in 2003.

Table 9

AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

(Dollars in thousands)	December 31, 2003 Increase (Decrease)
	TOTAL CHANGE 2002-2003	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)
ASSETS
Interest earning assets:

Loans	$(694)	$4,689	$(5,383)
Taxable investment securities	(2,579)	(335)	(2,244)
Non-taxable investment securities	(422)	63	(485)
Federal funds sold and other	67	268	(201)

Total interest income	(3,628)	4,685	(8,313)

LIABILITIES & EQUITY

Interest bearing liabilities:
Demand deposits	(111)	20	(131)
Savings deposits	(422)	214	(636)
Time deposits	(2,002)	540	(2,542)
Short-term borrowings	(83)	(13)	(70)
Long-term obligations	(42)	13	(55)

Total interest expense	(2,660)	774	(3,434)

Net interest income	$(968)	$3,911	$(4,879)

(Dollars in thousands)	December 31, 2002 Increase (Decrease)
	TOTAL CHANGE 2001-2002	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)
ASSETS
Interest earning assets:
Loans	$(2,515)	$2,908	$(5,423)
Taxable investment securities	(2,179)	503	(2,682)
Non-taxable investment securities	(169)	245	(414)
Federal funds sold and other	(708)	(29)	(679)

Total interest income	(5,571)	3,627	(9,198)

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	(401)	23	(424)
Savings deposits	(428)	387	(815)
Time deposits	(9,343)	(678)	(8,665)
Short-term borrowings	(216)	11	(227)

Total interest expense	(10,388)	(257)	(10,131)

Net interest income	$4,817	$3,884	$933

(1)	The variance due to rate and volume is allocated equally between the changes in rate and volume.

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 38.55% for all periods. The taxable equivalent adjustment was $328 in 2003, $617 in 2002 and $682 in 2001.

NET INTEREST INCOME

Net interest income totaled $33.2 million during 2003, a decrease of $679,000 or 2.01 percent from 2002. Net interest income amounted to $33.8 million during 2002, an increase from $28.9 million recorded during 2001. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. Table 9 is presented on a taxable–equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

The average yield on interest-earning assets was 5.27 percent in 2003, 6.27 percent in 2002 and 7.44 percent in 2001. The lower average yield in 2002 was the result of decreased market rates. Overall lower market rates created a lower-yielding earning asset mix for 2003 compared to 2002, resulting in a decrease in the net interest margin from 4.32 percent in 2002 to 3.80 percent in 2003. The lower net yields realized in 2002 compared to 2001 resulted from overall lower market rates for earning assets.

Rate Sensitivity. A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. As a result of the overall weak economy, consumer concerns over the economy’s impact on the equity markets and the Federal Reserve managing very low interest rates, consumers have moved cash into the shorter maturity deposit products of the Bank. Table 10 provides BancShares’ interest-sensitivity position as of December 31, 2003, which reflected a one year negative interest-sensitivity gap of $222.2 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.

Table 10

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands)	December 31, 2003
	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 Year	Total
Interest Earning Assets:

Loans	$19,272	$177,916	$50,438	$16,635	$366,910	$631,171
Investment securities	8,380	11,340	26,762	44,962	161,582	253,026
Temporary investments	54,913	—	—	—	—	54,913

Total earning assets	$82,565	$189,256	$77,200	$61,597	$528,492	$939,110

Interest-Bearing Liabilities:

Savings and core time deposits	$361,124	$38,994	$54,148	$65,442	$60,924	$580,632
Time deposits of $100,000 and more	27,601	17,274	20,079	32,335	24,434	121,723
Short-term borrowings	15,870	—	—	—	—	15,870
Long-term obligations	—	—	—	—	23,711	23,711

Total interest bearing liabilities	$404,595	$56,268	$74,227	$97,777	$109,069	$741,936

Interest sensitivity gap	$(322,030)	$132,988	$2,973	$(36,180)	$419,423	$197,174

Cumulative interest sensitivity gap	$(322,030)	$(189,042)	$(186,069)	$(222,249)	$197,174	$197,174

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2003. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of December 31, 2003. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of December 31, 2003.

Table 11

MARKET RISK

(Dollars in thousands)	Maturing in Years ended December 31
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets

Loans
Fixed rate	$60,009	$39,982	$45,526	$36,372	$820	$54,930	$237,639	$232,086
Average rate (%)	7.48%	7.48%	7.16%	7.14%	7.65%	6.69%	7.31%

Variable rate	$204,252	$42,404	$38,407	$46,399	$40,808	$21,262	$393,532	$393,532
Average rate (%)	5.23%	4.87%	4.89%	4.99%	4.57%	4.87%	4.99%

Investment Securities
Fixed rate	$91,444	$93,455	$9,557	$898	$920	$56,558	$252,832	$253,821
Average rate (%)	2.26%	1.75%	2.99%	8.09%	7.97%	4.09%	2.55%

Variable rate	—	—	—	—	—	$194	$194	$194
Average rate (%)	—	—	—	—	—	6.36%	6.36%

Liabilities

Savings and interest bearing checking
Fixed rate	$305,782	—	—	—	—	—	$305,782	$305,782
Average rate (%)	0.48%	—	—	—	—	—	0.48%

Certificates of deposit
Fixed rate	$295,938	$34,906	$14,849	$45,113	—	—	$390,806	$393,461
Average rate (%)	1.79%	2.75%	2.89%	3.65%	—	—	2.14%

Variable rate	$3,632	$2,135	—	—	—	—	$5,767	$5,767
Average rate (%)	0.97%	1.00%	—	—	—	—	0.98%

Short-term borrowings
Variable rate	$15,870	—	—	—	—	—	$15,870	$15,870
Average rate (%)	0.73%	—	—	—	—	—	0.73%

Long-term debt
Fixed rate	—	—	—	—	—	$23,711	$23,711	$24,588
Average rate (%)	—	—	—	—	—	8.25%	8.25%

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

Outstanding standby letters of credit as of December 31, 2003 and December 31, 2002 amounted to $3.6 million and $2.8 million. Outstanding commitments to lend at December 31, 2003 and December 31, 2002 were $182.7 million and $184.8 million and include undisbursed advances on customer lines of credit at December 31, 2003 of $57.4 million and $51.7 million at December 31, 2002. Outstanding standby letters of credit and commitments to lend at December 31, 2003 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2003 generally expire within one to five years.

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $3.6 million. At December 31, 2003, BancShares considers the amount to be immaterial and has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

At December 31, 2003, commitments to sell loans amounted to $2.2 million. At December 31, 2002 commitments to sell loans amounted to $5.5 million.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements other than the trust preferred securities discussed in detail in the notes to the consolidated financial statements.

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

ASSET QUALITY

Maintaining excellent asset quality is one of the key performance measures for, and a primary focus area of, BancShares’ Management. BancShares and Southern dedicate significant resources to ensuring prudent lending practices, loan performance monitoring and management and prudent, timely recognition of losses. In some cases property that was used as collateral for loans is foreclosed to satisfy repayment of the loan. Upon completion of foreclosure, this property is classified as an other real estate nonperforming asset. Such other real estate nonperforming assets are aggressively marketed by Management.

Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares’ nonperforming assets of $2.9 million at December 31, 2003 included nonaccrual loans totaling $868,000, accruing loans past due 90 days or more totaling $1.7 million and $406,000 of foreclosed property. Nonperforming assets as of December 31, 2003 represented 0.47 percent of loans outstanding. Nonperforming assets totaled $2.9 million at December 31, 2003, $3.5 million at December 31, 2002 and $2.1 million at December 31, 2001. Of the $868,000 in nonaccrual loans at December 31, 2003, $547,000 were considered to be impaired. Of the $918,000 in nonaccrual loans at December 31, 2002, $470,000 were considered to be impaired.

Table 12

RISK ELEMENTS

	Year ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Accruing loans past due 90 days or more	$1,665	$2,180	$1,565	$1,081	$460
Nonaccrual loans	868	918	407	478	243
Restructured loans	—	25	28	—	42

Total nonperforming loans	2,533	3,123	2,000	1,559	745

Other real estate owned	406	411	64	—	414

Total nonperforming loans and assets	$2,939	$3,534	$2,064	$1,559	$1,159

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

At December 31, 2003, BancShares’ allowance for loan losses was $10.1 million or 1.60 percent of loans outstanding. At December 31, 2002, BancShares’ allowance for loan losses was $9.1 million or 1.47 percent of loans outstanding. The increase in the allowance-to-loan ratios since 2002 is primarily attributable to continued loan growth and the overall continued sluggish economy. Traditional commercial loans (commercial loans other than those secured by real estate) generally have a higher level of credit risk than commercial real estate loans; as a result, the commercial real estate loans generally have a lower level of allowance for loan losses when compared to traditional commercial loans. As a percentage of total loans, traditional commercial loans increased from 11.26 percent of total loans at December 31, 2002 to 11.37 percent of total loans at December 31, 2003.

As a result of the overall 2002 and 2003 weak eastern North Carolina economy the Bank has experienced an increase in loan charge-offs. As a result of the beginning of an improvement in the economy in 2003 the Bank has realized an increase in recoveries of loans previously charged-off. The provision for loan losses charged to operations was $1.8 million during 2003 compared to $2.0 million during 2002 and $1.0 million in 2001. The provision for loan losses in 2003 was primarily a result of the $14.0 million in loan growth and the impact of the overall sluggish economy for 2003. Loans charged off in 2003 were also impacted by the slow economy.

Net charge-offs during 2003 increased by $315,000 from 2002 net charge-offs of $488,000. Net charge-offs during 2002 decreased by $65,000 from 2001 net charge-offs of $553,000. The percentage of charge-offs, net of recoveries, to average outstanding loans was 0.13 percent in 2003, 0.09 percent in 2002 and 0.10 percent in 2001. Table 13 provides details concerning the allowance and provision for loan losses for the past five years.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Allowance for loan losses - beginning of year	$9,098	$7,636	$7,284	$6,188	$5,962
Charge - offs:
Consumer	314	392	354	361	341
Real estate:
Mortgage:
Commercial	32	101	46	11	121
Equityline	25	67	—	11	10
One to four family residential	129	19	—	67	77
Other	21	54	133	—	—
Lease financing	—	—	—	—	16
Commercial, financial and agricultural	595	81	269	84	183

Total charge-offs	1,116	714	802	534	748

Recoveries:
Consumer	86	106	83	152	105
Commercial, financial and agricultural	179	86	46	56	11
Real estate:
Construction	—	—	—	—
Mortgage:
One to four family residential	28	—	—	13	25
Commercial	11	22	—	99	3
Equityline	—	—	—	19	—
Other	9	12	120	16	—

Total recoveries	313	226	249	355	144

Net charge-offs	803	488	553	179	604
Provision for loan losses	1,800	1,950	1,000	475	830
Reduction for sale of credit card portfolio	—	—	95	—	—
Additions from bank acquisitions	—	—	—	800	—

Allowance for loan losses - end of year	$10,095	$9,098	$7,636	$7,284	$6,188

Average loans outstanding during the year	$634,687	$565,292	$527,204	$427,939	$380,877

Ratio of net charge-offs to average loans outstanding	0.13%	0.09%	0.10%	0.04%	0.16%

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

Table 14

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31,
	2003	% of loans in each category to total loans	2002	% of loans in each category to total loans	2001	% of loans in each category to total loans	2000	% of loans in each category to total loans	1999	% of loans in each category to total loans
Commercial, financial and agricultural	$4,300	15%	$3,800	15%	$2,800	17%	$3,000	19%	$2,450	19%
Consumer	2,000	6%	2,000	7%	2,000	6%	2,050	8%	1,500	8%
Real estate:
Construction	300	10%	300	10%	300	10%	100	3%	100	1%
Mortgage:
One to four family residential	1,200	19%	1,200	22%	1,200	24%	1,100	23%	1,100	28%
Commercial	1,500	30%	1,000	29%	550	25%	550	25%	550	19%
Equityline	200	8%	200	8%	200	8%	200	8%	200	8%
Other	195	7%	198	4%	186	5%	184	8%	188	8%
Lease financing	400	5%	400	5%	400	5%	100	6%	100	9%

Total	$10,095	100%	$9,098	100%	$7,636	100%	$7,284	100%	$6,188	100%

NONINTEREST INCOME

Management considers the growth of noninterest income essential to maintaining profitability performance levels. The primary sources of noninterest income are deposit and loan related service charges and fees. Other significant noncore noninterest income is derived from the sale of mortgage loans into the secondary market and the periodic sale of available-for-sale investment securities.

Total noninterest income was $12.5 million for the year ended December 31, 2003, an increase of $1.8 million or 17.03 percent. This compares to $10.7 million for the year ended December 31, 2002 and $13.0 million for the year ended December 31, 2001. There were $282,000 of net securities gains realized in 2003. Net securities gains of $1.6 million were realized in the year ended December 31, 2002. Net securities gains of $4.6 million were realized in the year ended December 31, 2001. There were $2.4 million of gains on sale of mortgage loans realized in 2003. Net mortgage loan sales gains of $1.3 million were realized in the year ended December 31, 2002. Net mortgage loan sales gains of $729,000 were realized in the year ended December 31, 2001.

Table 15 presents the components of noninterest income for the last five years. In recent years management has searched for various opportunities to enhance noninterest income through new products, new services, new fees and marketing changes to existing products. Net interest income has increased 51.71 percent from 1999 to 2003. Excluding securities gains, noninterest income, as a percentage of net interest income, has increased from 22.31 percent for 1999 to 32.18 percent for 2003.

Table 15

NONINTEREST INCOME

(Dollars in thousands)	Year Ended December 31,
	2003	2002	2001	2000	1999
Service charges on deposit accounts	$6,714	$5,688	$5,080	$3,942	$3,497
Other service charges and fees	2,253	1,786	1,482	1,275	1,192
Gain (loss) on sale of loans	2,446	1,297	729	38	(272)
Investment securities gains (losses), net	282	1,569	4,625	(746)	1
Other	792	330	1,067	751	528

Total noninterest income	$12,487	$10,670	$12,983	$5,260	$4,946

Income from service charges on deposit accounts has increased primarily as a result of growth in the existing branches, the opening of new branches and acquisitions of branches from other financial institutions within the Bank’s eastern North Carolina markets. Income from service charges on deposit accounts was $6.7 million for the year ended December 31, 2003, an increase of 18.04 percent. Service charge income was $5.7 million for the year ended December 31, 2002 compared to $5.1 million for the year ended December 31, 2001.

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non deposit related customer service fees. Increases in this category of noninterest income are the result primarily of customer account growth within the existing branches, the opening of new branches and the acquisitions of branches from other financial institutions. In 2003 the increased mortgage lending activity resulting from the very low interest rates resulted in significant increases in the mortgage related fees and charges in this category of noninterest income. Income from other service charges and fees was $2.3 million for the year ended December 31, 2003, an increase of 26.15 percent. Other service charges and fee income was $1.8 million for the year ended December 31, 2002 and $1.5 million for the year ended December 31, 2001.

Gains and losses resulting from sales of available-for-sale securities was a net gain of $282 for the year ended December 31, 2003, compared to net gains of $1.6 million for 2002 and $4.6 million for the year ended December 31, 2001.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of loans increased $1.1 million from $1.3 million in 2002 to $2.4 million in 2003 as a result of both increased mortgage loan production and increased sales of mortgage loans into the secondary market.

Other noninterest income increased $462,000 from $330,000 in 2002 to $792,000 in 2003 primarily as a result of a gain realized on the donation of a vacant banking facility. Other noninterest income decreased $737,000 from $1.1 million in 2001 to $330,000 in 2002 primarily as a result of the gain realized on the sale of a vacant banking facility in 2001.

NONINTEREST EXPENSE

The primary noninterest expenses are personnel salaries and benefits, occupancy and equipment costs related to branch offices and data processing hardware, software product and service delivery costs. Noninterest expenses also include the expensing of intangibles amortization consisting of the costs of acquiring branch locations from other financial institutions and the expensing of mortgage servicing rights resulting from the sale of mortgage loans into the secondary mortgage markets for which servicing was retained.

Personnel expense was $16.6 million for the year ended December 31, 2003, an increase of $1.7 million or 11.54 percent over the year ended December 31, 2002 compared to a $1.0 million or 7.54 percent increase for the year ended December 31, 2002 over the year ended December 31, 2001. Increases in each period resulted primarily from merit increases, growth in incentive-based compensation, additional personnel due to the acquisitions discussed in Table 2 and the opening of new offices in Kenansville in February 2003 and Rocky Mount, North Carolina in January 2002. BancShares had 427 full time equivalent employees at December 31, 2003, compared to 386 at December 31, 2002 and 378 at December 31, 2001.

Total noninterest expense for the year ended December 31, 2003 of $32.5 million was the $2.9 million higher then the year ended December 31, 2002 and the year ended December 31, 2001. Table 16 presents the components of noninterest expense for the last five years.

Table 16

NONINTEREST EXPENSE

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Personnel	$16,633	$14,912	$13,867	$11,751	$10,805
Occupancy	3,158	2,853	2,624	2,106	1,633
Data processing	3,049	2,731	2,461	2,224	1,852
Furniture and equipment	2,025	1,896	1,874	1,650	1,534
Intangibles amortization	1,675	1,818	3,852	2,603	1,942
Professional fees	980	666	600	705	286
FDIC insurance assessment	124	134	127	122	114
Charitable contributions	907	398	—	—	9
Other	3,943	4,185	4,230	3,867	3,279

Total noninterest expense	$32,494	$29,593	$29,635	$25,028	$21,454

Intangibles amortization was $1.7 million for the year ended December 31, 2003, a decrease of $143,000 or 7.87 percent from the year ended December 31, 2002 compared to a $1.8 million or 52.80 percent increase for the year ended December 31, 2002 over the year ended December 31, 2001. See Note 1 Intangible Assets of the Notes To Consolidated Financial Statements for a detailed discussion of a change in accounting requirements regarding the amortization of intangibles assets that became effective during 2002. The decrease in 2002 is principally the result of a change in accounting principle related to acquisitions prior to 2002. The acquisitions in 2003 and 2002 are listed in Table 2.

Data processing expense was $3.0 million for the year ended December 31, 2003, an increase of $318,000 or 11.64 percent over the year ended December 31, 2002 compared to a $270,000 or 10.97 percent increase for the year ended December 31, 2002 from the year ended December 31, 2001. In the year acquisitions are made, substantial one time data processing costs are incurred to convert customer account information files from the selling institution’s data processing files to BancShares’ data processing files. Increases and decreases in each period resulted primarily from the acquisitions listed in Table 2 and the opening of new offices in Rocky Mount, North Carolina in January 2002 and Kenansville, North Carolina in February 2003.

Furniture and equipment expense was $2.0 million for the year ended December 31, 2003, an increase of $129,000 or 6.80 percent over the year ended December 31, 2002 compared to a $22,000 or a 1.17 percent increase for the year ended December 31, 2002 over the year ended December 31, 2001. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of a new branch in Kenansville, North Carolina in 2003 and the opening of a new branch in Rocky Mount, North Carolina in 2002.

Occupancy expense was $3.2 million for the year ended December 31, 2003, an increase of $303,000 or 10.62 percent over the year ended December 31, 2002 compared to a $229,000 or 8.73 percent increase for the year ended December 31, 2002 over the year ended December 31, 2001. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of a new branch in Kenansville, North Carolina in 2003 and the opening of a new branch in Rocky Mount, North Carolina in 2002.

INCOME TAXES

For the year ended December 31, 2003, BancShares recorded total income tax expense of $3.3 million, compared to $3.8 million of income tax expense for the year ended December 31, 2002 and $3.1 million for the year ended December 31, 2001. BancShares’ effective tax rate increased from 27.04 percent for the year ended December 31, 2001 to 29.68 percent for the year ended December 31, 2002 and decreased to 28.94 percent for the year ended December 31, 2003. The decrease in the effective tax rate from 2002 to 2003 primarily resulted from a decrease in the allowance for deferred tax assets. In conjunction with the filing of the state income tax return, it was determined that BancShares would now be likely to pay state income taxes in future years. As a result, the valuation allowance in state deferred tax assets was no longer required. The increase in the effective tax rate from 2001 to 2002 primarily resulted from a lower proportion of non-taxable investments.

RELATED PARTY TRANSACTIONS

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2003 beneficially owned 32,751 shares, or 29.37%, of BancShares’ outstanding common stock and 4,966 shares, or 1.39%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.59%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2003, beneficially owned 2,526,000 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 654,044 shares, or 38.99%, and 203,519 shares, or 12.13%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B common shares, or 6.24%, those are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“First Citizens”). As more fully discussed in note 15, Southern incurred expenses for various contractual services provided by First Citizens. Data and item processing expenses were incurred for courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. Management has researched alternative, non-related, providers for such services and believes that it pays fair value for these services. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $27.6 million at December 31, 2003 and $22.4 million at December 31, 2002. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $82,000 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in both 2003 and 2002. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had an amortized cost of $2.6 million and $465,000, respectively, at both December 31, 2003 and 2002. The Class A common stock had a fair value of $15.0 million and $12.0 million at December 31, 2003 and 2002, respectively. The Class B common stock had a fair value of $2.7 million and $2.1 million at December 31, 2003 and 2002, respectively.

BancShares is related through common ownership with The Fidelity Bank, (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $2.8 million of Fidelity’s mortgage loans at December 31, 2003.

LIQUIDITY

Management places great importance on maintaining a highly liquid investment portfolio with maturities structured to meet liquidity requirements. The ability to generate deposits is the primary source of liquidity. The average deposit growth rate was 10.01 percent for the year ended December 31, 2003, 4.02 percent for the year ended December 31, 2002 and 15.51 percent for the year ended December 31, 2001.

At December 31, 2003 the investment portfolio totaled $253.0 million or 24.92 percent of total assets. At December 31, 2002 the investment portfolio totaled $190.6 million or 20.70 percent of total assets. Management expects maturing securities combined with other traditional sources of liquidity to provide BancShares liquidity requirements.

The above liquidity sources have traditionally enabled BancShares to place minimal dependence on borrowed funds to meet liquidity needs, however BancShares has readily available sources for borrowed funds through various correspondent banks.

The acquisition of a branch from another financial institution will usually also increase liquidity as Bancshares receives cash for the difference in the liabilities acquired (primarily deposits) and the assets acquired (primarily loans). In 2003, $15.1 million of net cash was acquired through branch acquisitions compared to $24.3 million of net cash acquired in 2002 as a result of branch acquisitions.

BancShares has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in less than one year.

Table 17

CONTRACTURAL OBLIGATIONS

As of December 31, 2003

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$780,231	$51,890	$44,389	$—	$876,510
Short-term borrowings	15,870	—	—	—	15,870
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	47	52	19	—	118

Total contractual cash obligations	$796,148	$51,942	$44,408	$23,711	$916,209

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Included in shareholders’ equity is accumulated other comprehensive income which is primarily the unrealized net gains on securities available-for-sale at the date of the period identified. Minimum pension liability also is included in accumulated other comprehensive income. BancShares owns corporate stock and debt securities investments in several financial institutions. As a result of the daily equity market movement of the value of the individual investment instruments, the net after tax value of these investments above or below the recorded cost of the investments, as of the period date indicated, is reported as accumulated other comprehensive income within shareholders’ equity. See the notes to the consolidated statements for a detailed discussion of comprehensive income and minimum pension liability.

BancShares maintains adequate capital balances and exceeds all minimum regulatory capital requirements. Table 18 provides additional information on the regulatory capital of BancShares. Failure to meet certain capital requirements as defined by BancShares’ regulatory agencies could result in specific regulatory actions that could have a material effect on BancShares’ financial statements.

Table 18

ANALYSIS OF SOUTHERN’S CAPITAL ADEQUACY

Southern’s capital ratios as of December 31 are set forth below:

	2003	2002	2001
Tier 1 capital (1)	$72,828	$66,546	$60,458
Total capital	85,594	77,814	70,916
Risk-adjusted assets	659,058	625,745	548,884
Average tangible assets	955,572	867,084	820,605

Tier 1 capital ratio (1)	11.05%	10.63%	11.01%
Total capital	12.99%	12.44%	12.92%
Leverage capital ratio	7.62%	7.67%	7.37%

(1)	The Capital Securities issued in 1998 are considered part of Tier I Capital. The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

The decrease in capital ratios during 2002 reflects the acquisitions listed in Table 2. The rate of return on average shareholders’ equity for the year ended December 31, 2003 was 9.20 percent compared to 12.51 percent for the year ended December 31, 2002 and 12.57 percent for the year ended December 31, 2001. The decreased rate of return recorded during 2003 resulted principally from the reduction in net interest income created by the overall interest rate market structured by the Federal Reserve in 2003. The decreased rate of return recorded during 2002 resulted principally from the reduction in gains on sale of available-for-sale securities in 2002 compared to 2001.

The Board of Directors of BancShares has authorized the purchase of up to 15,849 shares of Common and 40,873 of Preferred B and 4,363 shares of Preferred C stock. Management will continue to consider the purchase of outstanding shares when market conditions are favorable and excess capital is available for such purchases.

FOURTH QUARTER ANALYSIS

BancShares’ net income for the fourth quarter of 2003 totaled $1.6 million, a decrease of $726,000 or 31.87 percent from the fourth quarter of 2002. Average interest-earning assets for the fourth quarter of 2003 increased $93.1 million or 11.18 percent over the fourth quarter of 2002. Average loans for the fourth quarter of 2003 increased $39.4 million or 6.59 percent over the fourth quarter of 2002. Average investment securities for the fourth quarter of 2003 increased $15.0 million or 7.85 percent from the fourth quarter of 2002. Average earning assets, average loans and average investment securities increased primarily as a result of internal growth of existing branches, the addition of one new branch in 2002, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

Interest income for the fourth quarter of 2003 decreased $1.1 million or 8.66 percent from the fourth quarter of 2002 primarily as a result of lower overall interest rates.

Average interest-bearing liabilities increased $83.8 million, or 10.51 percent, from the fourth quarter of 2002 to the fourth quarter of 2003 primarily as a result of growth within existing branches, the addition of one new branch in 2002, the addition of one new branch in 2003 and the acquisitions listed in Table 2. The rate on total interest-bearing liabilities decreased from 2.16 percent for the fourth quarter of 2002 to 1.68 percent for the fourth quarter of 2003.

Net interest income in the fourth quarter of 2003 decreased $440,000 from the fourth quarter of 2002 primarily as a result of lower overall interest rates partially offset by growth within the existing branches, the addition of one new branch in 2002, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

Non-interest income for the fourth quarter of 2003 decreased $563,000 or 18.64 percent from the fourth quarter of 2002 primarily as a result of a decrease in gains on sales of loans of $462,000 and a decrease in securities gains of $274,000. Non-interest expense for the fourth quarter of 2003 increased $615,000 or 7.84 percent from the fourth quarter of 2002 primarily as a result of increases in personnel expense, occupancy and other non–interest expenses related to the addition of one new branch in 2002, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

During the fourth quarter of 2003, in conjunction with the filing of the state income tax return, it was determined that BancShares would now be likely to pay state income taxes in future years. As a result, the valuation allowance in state deferred tax assets was no longer required. A decrease in tax expense of $280 was recorded in the fourth quarter of 2003. Additionally, the sharp decline in net income before tax in the fourth quarter resulted in the effective tax rate previously estimated during 2003 being overstated. An adjustment was made in the fourth quarter to account for the effect of these changes.

Table 19

SELECTED QUARTERLY DATA

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$10,043	$11,807	$12,100	$12,133	$11,811	$12,538	$12,538	$12,535
Interest expense	3,066	3,116	3,270	3,480	3,705	3,811	3,835	4,241

Net interest income	6,977	8,691	8,830	8,653	8,106	8,727	8,703	8,294
Provision for loan losses	450	450	450	450	600	450	450	450

Net income after provision for loan losses	6,527	8,241	8,380	8,203	7,506	8,277	8,253	7,844
Noninterest income	3,569	3,039	3,207	2,672	3,501	2,850	2,381	1,938
Noninterest expense (1)	8,461	8,663	7,585	7,785	7,846	7,325	7,233	7,189

Income before income taxes	1,635	2,617	4,002	3,090	3,161	3,802	3,401	2,593
Income taxes	83	864	1,376	960	883	1,151	1,029	783

Net income	$1,552	$1,753	$2,626	$2,130	$2,278	$2,651	$2,372	$1,810

Net income applicable to common shares	$1,461	$1,660	$2,539	$2,042	$2,184	$2,559	$2,285	$1,721

(1)	Quarterly data for 2002 has been restated to reflect the adoption of Statement 147 (see Note 1 to the consolidated financial statements).

SELECTED QUARTERLY DATA

PER SHARE OF STOCK

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net income per share of common stock	$13.09	$14.84	$22.71	$18.08	$19.21	$22.46	$20.02	$15.08
Cash dividends – common	0.40	0.40	0.40	0.38	0.38	0.37	0.37	0.38
Cash dividends - preferred B	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22
Cash dividends - preferred C	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22

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

The approximate number of record holders of BancShares’ outstanding common stock at December 31, 2003 was 324. Dividends paid to shareholders of BancShares are dependent upon dividends received by BancShares from Southern. Southern is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Should at any time its surplus be less than 50% of its paid-in capital stock, Southern may not declare a dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the Federal Deposit Insurance Corporation.

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

ACCOUNTING AND OTHER MATTERS

ACCOUNTING MATTERS

The new accounting standards are discussed in detail in the notes to the consolidated financial statements.

OTHER MATTERS

Code of Ethics

BancShares has adopted a code of ethics that applies to all its executive officers, including its principal executive and principal financial and accounting officers. A copy of the code of ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to Corporate Secretary, Southern BancShares, Inc., Post Office Box 729, Mount Olive, North Carolina 28365, or by telephone to (919) 658 - 7007.

Audit Committee Financial Expert

Rules recently adopted by the Securities and Exchange Commission (the “SEC”) require BancShares to disclose whether its Board of Directors has determined that its Audit Committee includes a member who qualifies as an “audit committee financial expert” as that term is defined in the SEC’s rules. To qualify as an audit committee financial expert under the SEC’s rules, a person must have a relatively high level of accounting and financial knowledge or expertise which he or she has acquired through specialized education or training or through experience in certain types of positions. BancShares currently does not have a director who its Board believes can be considered an audit committee financial expert and, for that reason, there is no such person who the Board can appoint to BancShares’ Audit Committee. In the future, financial expertise and experience will be one of many factors that BancShares’ Board considers in selecting candidates to become directors. However, BancShares is not required by any law or regulation to have an audit committee financial expert on its Board or Audit Committee, and the Board believes that small companies such as BancShares will find it difficult to locate persons with the specialized knowledge and experience needed to qualify as audit committee financial experts who are willing to serve as directors without being compensated at levels higher than BancShares currently pays its directors. BancShares’ current Audit Committee members have a level of financial knowledge and experience that its Board believes is sufficient for a bank the size of BancShares that does not engage in a wide variety of business activities. For that reason, the ability to qualify as an audit committee financial expert will not be the primary criteria in the Board’s selection of candidates to become new directors.

Amortizable Intangible Assets

The determination of the amortizable portion of the total intangible asset recorded related to the Norlina acquisition (and subsequent amortization thereof in 2003) is based upon an internal estimate performed by BancShares. The actual amount of core deposit intangible is being determined by an independent valuation firm. The results of the independent valuation firm’s core deposit intangible study have not been received to date and thus are not reflected in the consolidated financial statements.

Planned 2004 Acquisitions

BancShares has requested regulatory approval to acquire two branches from Capital Bank. Subject to regulatory approval these acquisitions are expected to completed in the third quarter of 2004 and are expected to result in additions of approximately $28.5 million of deposits, $8.9 million of loans and $17.2 million of cash. BancShares expects to pay approximately $2.1 million for these acquisitions.

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

CONTROLS AND PROCEDURES

BancShares’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, they have concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

No change in BancShares’ internal control over financial reporting occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Southern BancShares (N.C.), Inc.:

We have audited the accompanying consolidated balance sheets of Southern BancShares (N.C.), Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern BancShares (N.C.), Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.”

Raleigh, North Carolina

March 5, 2004

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for per share data)

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$44,552	$39,263
Overnight funds sold	40,020	30,625
Investment securities:
Available-for-sale, at fair value (amortized cost of $117,903 and $145,195, respectively)	143,669	164,374
Held-to-maturity, at amortized cost (fair value of $110,346 and $26,759, respectively)	109,357	26,181
Loans	628,000	602,183
Loans held for sale	3,171	14,967
Less allowance for loan losses	(10,095)	(9,098)

Net loans	621,076	608,052
Premises and equipment	35,605	32,541
Intangible assets	11,106	10,772
Accrued interest receivable	4,910	5,281
Other assets	5,732	3,514

Total assets	$1,016,027	$920,603

LIABILITIES
Deposits:
Noninterest-bearing	$174,155	$147,108
Interest-bearing	702,355	649,664

Total deposits	876,510	796,772
Long-term obligations	23,711	23,000
Short-term borrowings	15,870	14,340
Accrued interest payable	1,364	1,919
Other liabilities	10,054	7,063

Total liabilities	927,509	843,094

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,583 and $3,609 liquidation value at December 31, 2003 and December 31, 2002, respectively; 408,728 shares authorized; 358,316 and 360,920 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	1,745	1,758
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both December 31, 2003 and December 31, 2002; 43,631 shares authorized; 39,657 shares issued and outstanding at both December 31, 2003 and December 31, 2002	552	552
Common stock, $5 par value; 158,485 shares authorized; 111,530 and 113,649 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	558	568
Surplus	10,000	10,000
Retained earnings	59,919	52,876
Accumulated other comprehensive income	15,744	11,755

Total shareholders’ equity	88,518	77,509

Total liabilities and shareholders’ equity	$1,016,027	$920,603

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except for per share data)

	Year ended December 31,
	2003	2002	2001
Interest income:
Loans	$39,888	$40,582	$43,097
Investment securities:
U. S. Government	3,112	5,509	8,488
State, county and municipal	1,062	1,203	1,431
Other	1,484	1,628	722

Total investment securities interest income	5,658	8,340	10,641
Overnight funds sold	537	500	1,190

Total interest income	46,083	49,422	54,928
Interest expense:
Deposits	10,784	13,319	23,491
Long-term obligations	2,028	2,070	2,070
Short-term borrowings	120	203	419

Total interest expense	12,932	15,592	25,980

Net interest income	33,151	33,830	28,948
Provision for loan losses	1,800	1,950	1,000

Net interest income after provision for loan losses	31,351	31,880	27,948
Noninterest income:
Service charges on deposit accounts	6,714	5,688	5,080
Other service charges and fees	2,253	1,786	1,482
Gain on sale of loans	2,446	1,297	729
Investment securities gain, net	282	1,569	4,625
Other	792	330	1,067

Total noninterest income	12,487	10,670	12,983
Noninterest expense:
Personnel	16,633	14,912	13,867
Occupancy	3,158	2,853	2,624
Data processing	3,049	2,731	2,461
Furniture and equipment	2,025	1,896	1,874
Intangibles amortization	1,675	1,818	3,852
Professional fees	980	666	600
Other	4,974	4,717	4,357

Total noninterest expense	32,494	29,593	29,635

Income before income taxes	11,344	12,957	11,296
Income taxes	3,283	3,846	3,055

Net income	8,061	9,111	8,241

Other comprehensive income, net of tax:
Unrealized gains arising during period	4,220	2,602	3,129
Minimum pension liability	(58)	(30)	—
Reclassification adjustment for gains included in net income	(173)	(964)	(2,842)

Other comprehensive income	3,989	1,608	287

Comprehensive income	$12,050	$10,719	$8,528

Per share information:
Net income per common share	$68.72	$76.77	$68.66
Cash dividends declared on common shares	1.58	1.50	1.50
Weighted average common shares outstanding	112,070	113,961	114,717

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands except for per share data)

	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total shareholders’ Equity
	Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2000	367,524	$1,790	39,825	$555	115,209	$576	$10,000	$36,901	$9,860	$59,682

Net income	—	—	—	—	—	—	—	8,241	—	8,241
Purchase and retirement of stock	(4,151)	(20)	(109)	(2)	(1,001)	(5)	—	(217)	—	(244)
Cash dividends:
Common stock ($1.50 per share)	—	—	—	—	—	—	—	(173)	—	(173)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(328)	—	(328)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	287	287

BALANCE, DECEMBER 31, 2001	363,373	$1,770	39,716	$553	114,208	$571	$10,000	$44,388	$10,147	$67,429

Net income	—	—	—	—	—	—	—	9,111	—	9,111
Purchase and retirement of stock	(2,453)	(12)	(59)	(1)	(559)	(3)	—	(124)	—	(140)
Cash dividends:
Common stock ($1.50 per share)	—	—	—	—	—	—	—	(170)	—	(170)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(326)	—	(326)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Other	—	—	—	—	—	—	—	33	—	33
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(30)	(30)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	1,638	1,638

BALANCE, DECEMBER 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509

Net income	—	—	—	—	—	—	—	8,061	—	8,061
Purchase and retirement of stock	(2,604)	(13)	—	—	(2,119)	(10)	—	(487)	—	(510)
Cash dividends:
Common stock ($1.58 per share)	—	—	—	—	—	—	—	(172)	—	(172)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(323)	—	(323)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	4,047	4,047

BALANCE, DECEMBER 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$8,061	$9,111	$8,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,950	1,000
Deferred income taxes	(422)	(681)	(682)
Gains on sales and issuer calls of securities	(282)	(1,569)	(4,625)
(Gain) loss on sale and abandonment of premises and equipment	(167)	117	(682)
Gain on sale of loans	(2,446)	(1,297)	(729)
Net amortization (accretion of discounts) of premiums on investments	1,087	646	8
Amortization of intangibles and mortgage servicing rights	1,928	2,109	3,873
Depreciation	2,484	2,401	2,134
Proceeds from loans held for sale	132,148	63,173	43,793
Origination of loans held for sale	(129,096)	(98,297)	(73,806)
Proceeds from sale of credit card portfolio	—	—	3,200
Net increase in intangible asset	(549)	(355)	—
Net decrease in accrued interest receivable	371	816	385
Net decrease in accrued interest payable	(577)	(1,309)	(889)
Net (increase) decrease in other assets	(1,374)	(894)	79
Net increase in other liabilities	365	1,239	1,514

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	13,331	(22,840)	(17,186)

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	72,650	43,529	33,260
Proceeds from maturities and issuer calls of investment securities held-to-maturity	24,910	42,332	68,642
Proceeds from sales of investment securities available-for-sale	1,815	3,387	2,796
Purchases of investment securities held-to-maturity	(106,081)	(14,797)	(18,085)
Purchases of investment securities available-for-sale	(49,984)	(57,134)	(83,786)
Net increase in loans	(14,632)	(32,383)	(15,331)
Proceeds from sale of fixed assets	—	—	1,034
Purchases of fixed assets	(5,085)	(2,059)	(6,064)
Net cash received for branches acquired	15,088	24,325	—

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(61,319)	7,200	(17,534)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	61,680	38,920	36,519
Net increase (decrease) in time deposits	(208)	(12,123)	3,655
Net (repayments) proceeds of short-term borrowed funds	1,530	(3,806)	2,719
Net proceeds of long-term obligations	711	—	—
Other	—	33	—
Cash dividends paid	(531)	(532)	(537)
Purchase and retirement of stock	(510)	(140)	(244)

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,672	22,352	42,112

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,684	6,712	7,392
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	69,888	63,176	55,784

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$84,572	$69,888	$63,176

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$13,488	$16,901	$26,869
Income taxes	$4,327	$4,729	$3,259

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities, net of tax	$4,047	$1,638	$287
Foreclosed loans transferred to other real estate	$42	$528	$207
Minimum pension liability, net of tax	$(58)	$(30)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 1.	Summary of Significant Accounting Policies

BancShares

Southern BancShares (N.C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which currently operates 50 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc., whose insurance agency operations complement the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

Principles of Consolidation

The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiary, Southern. The statements also include the accounts of Goshen, Inc. a wholly-owned subsidiary of Southern. BancShares’ financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.

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

Investment Securities

BancShares accounts for investment securities under the provisions of Statement of Financial Accounting Standards (“Statement”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Statement 115 requires that investments in certain debt and equity securities be classified as either: held-to-maturity (reported at amortized cost), trading (reported at fair value with unrealized gains and losses included in earnings), or available-for-sale (reported at fair value with unrealized gains and losses excluded from earnings and reported, net of related income taxes, as a separate component of shareholders’ equity). Unrealized losses on securities available-for-sale reflecting a decline in value judged to be other than temporary are charged to income in the consolidated statement of income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 1.	Summary of Significant Accounting Policies – continued

Investment Securities - continued

BancShares’ investment securities are classified in two categories as follows:

•	Securities held-to-maturity: Securities held-to-maturity consist of debt instruments for which BancShares has the positive intent and ability to hold to maturity.

•	Securities available-for-sale: Securities available-for-sale consist of certain debt and marketable equity securities not classified as trading securities or as securities held-to-maturity, and consist of securities which may be sold in response to changes in interest rates, prepayment risk, regulatory capital requirements and liquidity needs.

Gains and losses on the sale and contribution of securities available-for-sale are determined using the specific-identification method. Premiums and discounts are amortized into income on a level yield basis until the investments mature or are called. BancShares does not hold trading securities.

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

Interest income on substantially all loans is recognized in a manner that approximates the level yield method when related to the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes the borrower’s financial condition is such that collection of principal or interest is doubtful. Loans are returned to the accrual status when the factors indicating doubtful collectibility cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual terms of the loan.

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

Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The MSR balances were $966 and $633 at December 31, 2003 and 2002 respectively. No valuation allowance for impairment was required at either date.

BancShares adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141) as of June 30, 2001 and adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (Statement 142) effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 142. Statement 141 required, upon adoption of Statement 142, that BancShares evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, BancShares was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments.

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

As of December 31, 2003, BancShares had intangible assets totaling $11.1 million. Management evaluated BancShares’ existing intangible assets and goodwill as of January 1, 2002 and determined that BancShares had $6.5 million of goodwill that would no longer be amortized. The amortization expense associated with this goodwill during the year ended December 31, 2001 was $1.6 million. In accordance with Statement 142, BancShares performed an annual impairment test of this goodwill in the first six months of 2002, performed an annual impairment test of the goodwill in the last six months of 2002 and performed an impairment test in 2003. Bancshares will continue to amortize the remaining intangible assets, totaling $4.6 million at December 31, 2003, which relate primarily to acquisitions of branches. These intangible assets will continue to be amortized over their estimated useful lives. The amortization expense associated with these branches was $1.7 million, $1.8 million, and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of December 31, 2003 and December 31, 2002 and the gross carrying amount of unamortized intangible assets as of December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible assets:
Branch acquisitions	$13,981	$10,389	$13,274	$8,714
Mortgage servicing rights	2,423	1,457	1,837	1,204

Total	$16,404	$11,846	$15,111	$9,918

Unamortized Intangible assets:
Goodwill	$6,516	—	$5,540	—
Pension	$31	—	$39	—

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 1.	Summary of Significant Accounting Policies – continued

The scheduled amortization expense for intangible assets at December 31, 2003 for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter is as follows:

Scheduled Amortization Expense
2004	$1,704
2005	1,287
2006	827
2007	405
2008	269
2009 and after	66

Total	$4,558

The actual amortization expense in future periods may be subject to change based on changes in the useful lives of the assets, expectations for loan prepayments, future acquisitions and future loan sales. The following table presents the adjusted effect on net income and net income per share excluding the amortization of goodwill for for the years ended December 31, 2003, 2002 and 2001:

	For the years ended December 31
	2003	2002	2001
Net income	$8,061	$9,111	$8,241
Add back: Goodwill amortization	—	—	2,288

Total	$8,061	$9,111	$10,529

Earnings per common share:
As reported	$68.72	$76.77	$68.66
Goodwill amortization	—	—	19.94

Adjusted earnings per common share	$68.72	$76.77	$88.60

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

Earnings per common share are calculated based on the following amounts for the years ended December 31:

	2003	2002	2001
Net income	$8,061	$9,111	$8,241
Less: Preferred dividends	(359)	(362)	(364)

Net income applicable to common shares	$7,702	$8,749	$7,877

Weighted average common shares outstanding during the period	112,070	113,961	114,717

Comprehensive Income

The tax effects of other comprehensive income components as displayed in the consolidated statements of income are as follows for the years ended December 31:

	2003	2002	2001
Unrealized gains arising during period	$2,648	$1,633	$3,069
Reclassification adjustment for (gains) losses included in net income	(109)	(605)	(1,783)
Minimum pension liability	(37)	(19)	—

Total tax effect	$2,502	$1,009	$1,286

Segment Reporting

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”) requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This pronouncement does not have an effect on BancShares’ consolidated financial statements as banking is considered to be BancShares’ only segment.

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

New Accounting Standards

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions,” (Statement 147), which brings all business combinations involving financial institutions, except mutuals, into the scope of Statement 141, “Business Combinations.” Statement 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with Statement 141 and the related intangibles accounted for in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Statement 147 removes such acquisitions from the scope of Statement 72, which was adopted in February 1983 to address financial institutions’ acquisitions during a period when many of such acquisitions involved “troubled” institutions. Statement 147 also amends Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see below) to include in its scope long-term customer-relationship intangible assets of financial institutions. Statement 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of Statement 72. BancShares adopted Statement 147 during the fourth quarter of 2002, but effective as of January 1, 2002. BancShares restated its previously issued 2002 interim consolidated financial statements (including separate quarterly results) to remove the effects of amortization of intangibles previously recorded under Statement 72 in the first three quarters of the 2002 fiscal year. BancShares determined that, upon adoption of Statement 147 as of January 1, 2002, BancShares had $5.5 million of goodwill that would no longer be amortized beginning in 2002. The amortization expense associated with this goodwill during 2001 was $1.6 million. In accordance with Statement 147, BancShares performed a transitional impairment test of this goodwill in the first six months of 2002, an annual impairment test in the last six months of 2002 and 2003 and will perform an annual impairment test of the goodwill thereafter.

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

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $3.6 million. At December 31, 2003, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. At December 31, 2003, BancShares had no stock-based compensation plans and therefore the adoption of Statement 148 does not impact BancShares’ consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 1.	Summary of Significant Accounting Policies - continued

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46” and “FIN 46R”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. BancShares has no investments in variable interest entities that require consolidation under FIN 46. The application of Interpretation 46R resulted in the de-consolidation of a trust that has issued the trust preferred capital securities previously reported in BancShares consolidated financial statements. Prior to December 31, 2003 BancShares reported the trust preferred capital securities as long-term obligations. BancShares irrevocably and unconditionally fully guarantees the obligations. The trust is a 100 percent owned finance subsidiary of BancShares. Effective with the implementation of FIN 46R, BancShares began reporting the junior subordinated debentures as long-term obligations. The impact of this change did not have a material effect on BancShares consolidated financial statements.

The ultimate treatment of trust preferred securities within BancShares’ capital ratio calculations in light of FIN46R is pending further guidance from the banking regulators. If the banking regulators change the capital treatment for trust preferred securities, BancShares’ tier 1 and total capital would be reduced by the amount of outstanding trust preferred securities, but we believe BancShares’ capital classifications will remain unchanged. As of December 31, 2003 and 2002, junior subordinated debentures and the trust preferred securities, respectively, qualified as capital.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (Statement 133). All provisions of this Statement should be applied prospectively, except as defined in Statement 149. Adoption of Statement 149 on July 1, 2003 did not have a material effect on BancShares’ consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132). Statement 132 prescribes employer’s disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Statement 132 retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Statement 132 is effective for fiscal years ending after December 15, 2003. The disclosures made elsewhere in this report conform to the requirements of Statement 132.

The SEC recently released Staff Accounting Bulletin No. 105, (“SAB 105”) “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The impact of the application of SAB 105 is not expected to material.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 2.	Investment Securities

The amortized cost and estimated fair values of investment securities at December 31 were as follows:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$57,892	$74	$(13)	$57,953	$—	$—	$—	$—
U. S. Agencies	30,417	4	(77)	30,344	6,004	103	—	6,107
Obligations of states and political subdivisions	21,048	1,005	(4)	22,049	20,177	475	—	20,652

	$109,357	$1,083	$(94)	$110,346	$26,181	$578	$—	$26,759

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	$29,012	$61	$—	$29,073	$20,031	$220	$—	$20,251
U. S. Agencies	59,386	302	—	59,688	87,740	1,317	—	89,057
Marketable equity securities	16,025	24,754	(4)	40,775	11,774	16,668	—	28,442
Obligations of states and political subdivisions	7,220	340	(2)	7,558	12,776	380	(1)	13,155
Mortgage-backed securities	6,260	315	—	6,575	12,874	603	(8)	13,469

	$117,903	$25,772	$(6)	$143,669	$145,195	$19,188	$(9)	$164,374

TOTALS	$227,260	$26,855	$(100)	$254,015	$171,376	$19,766	$(9)	$191,133

Securities with a par value of $109,465 were pledged at December 31, 2003 to secure public deposits and for other purposes as required by law and contractual arrangement.

Temporarily Impaired Securities Losses At December 31, 2003:

	Less Than 12 Months		12 Months Or Longer		Total Unrealized Losses	Fair Value
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U. S. Treasuries	$13	$23,995	$—	$—	$13	$23,995
U. S. Agencies	77	24,445	—	—	77	24,445
Obligations of states and political subdivisions	6	611	—	—	6	611

Subtotal, debt securities	96	49,051	—	—	96	49,051
Marketable equity securities	4	833	—	—	4	833

Total temporarily impaired securities	$100	$49,884	$—	$—	$100	$49,884

The above securities losses are considered temporary losses at December 31, 2003 principally resulting from the continued extraordinarily low interest rate market being managed by the Federal Reserve. The losses are principally in seven U. S. Government investments with less than two years until maturity.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 2.	Investment Securities - continued

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities held-to-maturity:
Due in one year or less	$37,659	$37,665
Due after one year through five years	67,757	67,895
Due after five years through ten years	3,171	3,235
Due after ten years	770	1,551

Total	$109,357	$110,346

Securities available-for-sale:
Due in one year or less	$53,787	$54,077
Due after one year through five years	37,073	37,230
Due after five years through ten years	3,416	3,598
Due after ten years	1,342	1,414
Mortgage-backed securities	6,260	6,575
Marketable equity securities	16,025	40,775

Total	$117,903	$143,669

Sales of securities available-for-sale having a cost basis of $1,533 in 2003, $2,102 in 2002 and $2,796 in 2001 resulted in gross realized gains of $282 for 2003, $1,569 for 2002 and $4,625 for 2001.

Note 3.	Loans

Loans by type were as follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$92,944	$93,855
Real estate:
Construction	65,484	61,800
Mortgage:
One to four family residential	122,534	136,909
Commercial	186,847	176,357
Equityline	49,876	49,071
Other	47,385	27,956
Consumer	35,925	40,130
Lease financing	30,176	31,072

Total loans	$631,171	$617,150

Loans held for sale (included in one-to-four family residential loans)	$3,171	$14,967
Loans serviced for others (excluded from total loans)	$231,880	$190,377

On December 31, 2003 total loans to directors, executive officers and related individuals and organizations were $173. On December 31, 2002 total loans to directors, executive officers and related individuals and organizations were $440. During 2003, $1 of new loans were made to this group and repayments totaled $268. There were no restructured or nonaccrual loans to directors, executive officers or related individuals and organizations. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than normal risks of collectibility.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 4.	Allowance for Loan Losses

Transactions in the allowance for loan losses for the three years ended December 31 were as follows:

	2003	2002	2001
Balance at beginning of year	$9,098	$7,636	$7,284
Sale of credit card portfolio	—	—	(95)
Provision for loan losses	1,800	1,950	1,000
Loans charged off	(1,116)	(714)	(802)
Loan recoveries	313	226	249

Balance at end of the year	$10,095	$9,098	$7,636

At December 31, 2003 and 2002, Southern had nonaccrual loans of $868 and $918, respectively. At December 31, 2003 Southern had no restructured loans and at December 31, 2002 Southern had $25 of restructured loans. At December 31, 2003 and 2002 Southern had accruing loans past due 90 days or more totaling $1,665 and $2,180, respectively. The amount of foregone interest on nonaccrual and restructured loans at December 31, 2003, 2002 and 2001, was not material for the periods presented. On December 31, 2003 Southern had loans considered to be impaired of $547. On December 31, 2002 Southern had loans considered to be impaired of $470.

Note 5.	Premises and Equipment

The components of premises and equipment were as follows:

	December 31,
	2003	2002
Land	$8,801	$6,756
Buildings and improvements	30,335	28,245
Furniture and equipment	11,483	10,347
Construction-in-progress	88	103

	50,707	45,451
Less: accumulated depreciation	(15,102)	(12,910)

Balance at the end of the year	$35,605	$32,541

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 6.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2003	2002	2001
Current:
Federal	$2,979	$3,818	$3,551
State	726	709	186

Total	$3,705	$4,527	$3,737

Deferred:
Federal	$79	$(205)	$(682)
State	(501)	(476)	—

Total	$(422)	$(681)	$(682)

Total tax expense	$3,283	$3,846	$3,055

A reconciliation of the expected tax expense, based on the Federal statutory rate of 34%, to the actual tax expense for the years ended December 31 is as follows:

	2003	2002	2001
Expected income tax expense at stated rate (34%)	$3,857	$4,405	$3,840
Increase (decrease) in income tax expense resulting from:
Tax exempt income	(808)	(669)	(773)
Amortization of intangible assets	—	—	63
State income tax (net of federal benefit)	148	154	123
Change in federal valuation allowance	—	(95)	(225)
Other, net	86	51	27

Total	$3,283	$3,846	$3,055

Effective tax rate	29%	30%	27%

Significant components of BancShares’ deferred tax liabilities and (assets) are as follows:

	December 31,
	2003	2002
Deferred tax liabilities:
Depreciation	$1,220	$914
Leased assets	628	614
Investment securities/pension	9,878	7,376
Other	665	683

Gross deferred tax liabilities	12,391	9,587

Deferred tax assets:
Allowance for loan losses	(3,892)	(3,508)
Intangible assets	(2,868)	(2,863)
Other	(638)	(583)

Gross deferred tax assets	(7,398)	(6,954)

Federal valuation allowance	—	—
State valuation allowance	36	316

Net deferred tax liability	$5,029	$2,949

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 6.	Income Taxes - continued

A valuation allowance for deferred tax assets of $36 was required at December 31, 2003 for certain deferred state tax benefits. A valuation allowance for deferred tax assets of $316 was required at December 31, 2002 for certain deferred state tax benefits. Management has determined that it is more likely than not that the net deferred tax asset can be supported by carrybacks to federal taxable income in the carryback period. A portion of the change in the net deferred tax liability relates to unrealized gains and losses on securities available-for-sale and the minimum pension liability. The related deferred tax charges of approximately $2,502 and $1,011 for the years ended December 31, 2003 and 2002, respectively, have been recorded directly to shareholders’ equity.

Note 7.	Deposits

Deposits at December 31 are summarized as follows:

	2003	2002
Time	$395,788	$390,010
Demand	174,155	147,108
Money market accounts	122,554	100,170
Checking with interest	109,222	97,940
Savings	74,791	61,544

Total deposits	$876,510	$796,772

Total time deposits with a denomination of $100 or more were $121,723 and $112,097 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of all time deposits were:

2004	$299,570
2005	37,041
2006	14,849
2007	44,328
2008 and thereafter	—

Total time deposits	$395,788

Note 8.	Short-Term Borrowings and Long-Term Obligations

Short-term Borrowings

Short-term borrowings at December 31, were:

	2003	2002
U.S. Treasury tax and loan accounts	$1,227	$2,062
Repurchase agreements	14,643	12,278

Total short-term borrowings	$15,870	$14,340

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 8.	Short-Term Borrowings and Long-Term Obligations - continued

The U. S. Treasury tax and loan accounts averaged $1,303 in 2003 and $1,426 in 2002. The highest month-end balance of the U. S. Treasury tax and loan accounts was $2,085 in 2003 and $2,106 in 2002. The average rate on U. S. Treasury tax and loan accounts was 0.80% in 2003 and 1.31% in 2002. The repurchase agreements averaged $13,941 in 2003 and $15,179 in 2002. The highest month-end balance of the repurchase agreements was $16,488 in 2003 and $16,425 in 2002. The average rate on repurchase agreements in 2003 and 2002 was 0.79% and 1.21%, respectively. At December 31, 2003, $38,750 of investment securities were pledged for short-term borrowings. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

Long-term Obligations

The $23.7 million long-term obligations are Capital Trust Securities of Southern Capital Trust I, (“the Trust”) a wholly-owned company of BancShares. These long-term obligations, which currently qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part at any time. The sole asset of the Trust is $23.0 million of 8.25% Junior Subordinated Debentures of BancShares due 2028. Considered together, the undertakings constitute a full and unconditional guarantee by BancShares of the Trust’s obligations under the Capital Trust Securities. See also Note 1 for a detailed discussion of the January 2003 FASB Interpretation No. 46R “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

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

The following table provides information regarding the branch acquisitions that have been consummated during the three-year period ending December 31, 2003:

Date	Institution/Location	Assets Acquired (1)	Deposit Liabilities Assumed	Resulting Intangible
October 2003	RBC Centura Norlina, North Carolina	$18,280	$18,280	$1,683
October 2002	RBC Centura Scotland Neck, North Carolina	$31,316	$31,316	$2,610

(1)	Includes the transfer of cash.

As of December 31, 2003, the acquisition of two branches from Capital Bank was pending and subject to regulatory approval. On February 12, 2004, BancShares executed a purchase agreement to acquire these branches, which are located in Seaboard and Woodland, North Carolina. The transaction is expected to be completed during the third quarter of 2004. As of the date of the purchase agreement, the branches had combined deposits of $28.5 million (unaudited), loans of $8.9 million (unaudited), and cash of $17.2 million (unaudited). BancShares expects to pay approximately $2.1 million (unaudited) for these acquisitions.

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

The following sets forth pertinent information regarding the pension plan for the periods indicated:

Benefit Obligations

Change in benefit obligation

	Pension Benefits
	2003	2002	2001
Benefit obligation, beginning of year	$14,097	$10,622	$8,331
Service cost	751	636	549
Interest cost	1,006	795	703
Actuarial loss	2,279	1,171	1,331
Transfers from affiliated banks	37	1,199	—
Benefits paid	(392)	(326)	(292)

Benefit obligation, end of year	$17,778	$14,097	$10,622

The accumulated benefit obligation for the pension plan at the end of 2003 and 2002 was $13,372 and $10,874, respectively.

Southern uses a measurement date of December 31 for its pension plan.

Weighted average assumptions used to determine benefit obligations, end of year

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	4.50%	4.75%	4.75%

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 10.	Retirement Plans - continued

Plan Assets

Change in plan assets

	Pension Benefits
	2003	2002	2001
Fair value of plan assets, beginning of year	$9,881	$7,761	$7,743
Actual return on plan assets	1,596	17	186
Employer contribution	1,075	1,059	124
Transfer from affiliated banks	53	1,370	—
Benefits paid	(392)	(326)	(292)

Fair value of plan assets, end of year	$12,213	$9,881	$7,761

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for Southern’s pension plan at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for the plan is $12,213 and $9,881 at the end of 2003 and 2002, respectively. The expected long term rate of return on the plan assets was 8.00% in 2003 and 8.50% in 2002.

Asset category	Target Allocation for	Percentage of Plan Assets at Year End
	2004	2003	2002	2001
Equity securities	50%	50%	35%	35%
Debt securities	50	50	65	65

Total	100%	100%	100%	100%

Southern’s investment strategy calls for earning an adequate return on assets while not exposing the assets to unnecessary risk. The plan’s assets are invested in marketable, fixed rate U. S Government and corporate securities (50%) and marketable U. S. Equity securities (50%). In 2003 the plan’s committee shifted its target allocation of the plan’s assets, from 65% fixed income and 35% equities, to the above allocations. This change was made after careful deliberation and review of historic returns in these two categories of investments.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 10.	Retirement Plans - continued

Funded Status

The funded status of the plan, reconciled to the amount on the statement of financial position, follows:

	Pension Benefits
End of Year	2003	2002	2001
Fair value of plan assets	$12,213	$9,881	$7,761
Benefit obligation	17,778	14,097	10,622

Funded status	(5,565)	(4,216)	(2,861)
Amounts not yet recognized:
Unrecognized net loss	4,549	3,293	1,749
Unrecognized prior service cost	31	39	48
Unrecognized net transition asset	—	(22)	(63)

Net amount recognized	$(985)	$(906)	$(1,127)

	Pension Benefits
End of Year	2003	2002	2001
Accrued benefit cost	(985)	(906)	(1,127)
Additional Minimum Liability	(175)	(87)	—
Intangible asset	31	39	—
Accumulated other comprehensive income	144	48	—

Net amount recognized	$(985)	$(906)	$(1,127)

At the end of 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
End of Year	2003	2002	2003	2002
Projected benefit obligation	$17,778	$14,097	$17,778	$14,097
Accumulated benefit obligation	$13,372	$10,874	$13,372	$10,874
Fair value of plan assets	$12,213	$9,881	$12,213	$9,881

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 10.	Retirement Plans - continued

Employer Contributions	Pension Benefits
2004 (expected) to plan trusts		$1,141

Net Periodic Cost
	Pension Benefits

Components of net periodic benefit cost	2003	2002	2001
Service cost	$751	$636	$549
Interest cost	1,007	796	703
Expected return on plan assets	(820)	(679)	(583)
Amortization of prior service cost (benefit)	8	8	8
Amortization of net actuarial loss (gain)	231	118	76
Amortization of transition obligation (asset)	(22)	(41)	(40)

Net periodic benefit cost	$1,155	$838	$713

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected return on plan assets	8.00%	8.50%	8.50%

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 11.	Regulatory Requirements and Restrictions

BancShares and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations establish guidelines for minimum capital levels, restrict certain dividend payments and require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Such reserves averaged $11,890 during 2003 and were satisfied by vault cash.

Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4% of risk-adjusted assets, a total capital ratio of no less than 8% of risk-adjusted assets, and a leverage capital ratio of no less than 4% of average tangible assets. To meet the Federal Deposit Insurance Corporation’s (“FDIC”) “well capitalized” standards, the Tier 1 ratios must be at least 6%, total capital ratios must be at least 10% and leverage capital ratios must be at least 5%. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements. As of December 31, 2003, Southern was considered to be “well capitalized” by the FDIC. There are no conditions or events since December 31, 2003 that management believes have changed the category of Southern.

Southern’s capital ratios as of December 31 are set forth below:

	2003	2002
Tier 1 capital	$72,828	$66,546

Total capital	85,594	77,814
Risk-adjusted assets	659,058	625,745
Average tangible assets	955,572	867,084

Tier 1 capital ratio	11.05%	10.63%
Total capital ratio	12.99%	12.44%
Leverage capital ratio	7.62%	7.67%

The primary source of funds for the dividends paid by BancShares to its shareholders is dividends received from its Banking subsidiary. Southern Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of retained earnings. Should at anytime its surplus be less than 50% of its paid-in capital stock, Southern Bank may not declare a dividend until it has transferred from retained earnings to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern Bank may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the FDIC. Dividends on BancShares’ common shares may be paid only after dividends on preferred Series “B” and “C” shares have been paid. Common share dividends are based upon BancShares’ profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2003 BancShares’ investment in Southern was restricted to an amount equal to the level of regulatory capital, approximately $85.6 million, that could be transferred to Southern without obtaining prior regulatory approval.

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $3,566. At December 31, 2003, BancShares considered this amount to be immaterial and has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

Outstanding commitments to lend at December 31, 2003 and December 31, 2002 were $182,704 and $184,785 and include undisbursed advances on customer lines of credit of $57,360 and $51,674, respectively. Outstanding standby letters of credit and commitments to lend at December 31, 2003 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2003 generally expire within one to five years.

At December 31, 2003, commitments to sell loans amounted to $2,158. At December 31, 2002 commitments to sell loans were $5,503.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements other than the trust preferred securities discussed in Note 1.

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

Presented below are the condensed balance sheets (parent company only) of Southern BancShares (N.C.), Inc. as of December 31, 2003 and 2002 and condensed statements of income and cash flows for the three years ended December 31, 2003.

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash	$434	$2,978
Investment securities available-for-sale	25,575	17,742
Other assets	1,086	178
Investment in subsidiaries	90,369	83,914

Total assets	$117,464	$104,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$5,235	$3,592
Notes payable	23,711	23,711

Total liabilities	28,946	27,303
Shareholders’ equity	88,518	77,509

Total liabilities and shareholders’ equity	$117,464	$104,812

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2003	2002	2001
Dividends from bank subsidiary	$2,492	$2,491	$2,359
Securities gains	221	1,346	2,856
Other	657	626	437

Total income	3,370	4,463	5,652

Interest expense	(2,028)	(2,129)	(2,129)
Other expense	(807)	(362)	(83)

Income before equity in undistributed income of subsidiaries	535	1,972	3,440
Equity in undistributed income of subsidiaries	7,526	7,139	4,801

Net income	$8,061	$9,111	$8,241

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 13.	Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$8,061	$9,111	$8,241
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed net income of subsidiary	(7,526)	(7,139)	(4,801)
Gains on sales and issuer calls of securities	(221)	(1,346)	(2,856)
(Increase) decrease in other assets	(908)	292	519
Increase in accrued liabilities	1,643	736	668

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,049	1,654	1,771

INVESTING ACTIVITIES:
Sale (purchase) of investments	(2,553)	452	(553)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(2,553)	452	(553)

FINANCING ACTIVITIES:
Dividends paid	(531)	(532)	(537)
Purchase and retirement or redemption of stock	(510)	(140)	(244)

NET CASH USED BY FINANCING ACTIVITIES	(1,041)	(672)	(781)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,545)	1,434	437
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	2,979	1,545	1,108

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$434	$2,979	$1,545

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$2,028	$2,129	$2,129
Income taxes	$—	$—	$—

Note 14.	Fair Value of Financial Instruments

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

Long-term obligations

The fair value of long-term obligations is the market value as of December 31, 2003 and 2002.

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

The estimated fair values of BancShares’ financial instruments at December 31 are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$44,552	$44,552	$39,263	$39,263
Overnight funds sold	40,020	40,020	30,625	30,625
Investment securities:
Held-to-maturity	109,357	110,346	26,181	26,759
Available-for-sale	143,669	143,669	164,374	164,374
Loans, net of allowance	621,076	625,618	608,052	607,645
Accrued interest receivable	4,910	4,910	5,281	5,281

Financial liabilities:
Deposits	$876,510	$879,165	$796,772	$800,743
Short-term borrowings	15,870	15,870	14,340	14,340
Long-term obligations	23,711	24,588	23,000	23,345
Accrued interest payable	1,364	1,364	1,919	1,919

Note 15.	Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2003 beneficially owned 32,751 shares, or 29.37%, of BancShares’ outstanding common stock and 4,966 shares, or 1.39%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.59%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2003, beneficially owned 2,526,000 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 654,044 shares, or 38.99%, and 203,519 shares, or 12.13%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars In thousands)

Note 15.	Related Parties - continued

A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“First Citizens”).

The following table lists the various charges paid to the Corporation during the years ended December 31:

	2003	2002	2001
Data and item processing	$2,712	$2,521	$2,821
Forms, supplies and equipment	1,347	631	476
Consulting fees	105	97	102
Trustee for employee benefit plans	62	60	64
Other services	245	190	52

Total	$4,471	$3,499	$3,515

Data and item processing expenses include courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. Forms, supplies and equipment includes branch data processing customer service equipment replacements and additions. During 2003 the majority of the branch computer hardware and software was upgraded or replaced. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $27,564 at December 31, 2003 and $22,418 at December 31, 2002. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $82 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2003 compared to $87 paid in 2002. BancShares also owns 124,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had a cost basis of $2.6 million and $465, respectively, at both December 31, 2003 and 2002. The Class A common stock had a fair value of $15.0 million and $12.0 million at December 31, 2003 and 2002, respectively. The Class B common stock had a fair value of $2.7 million and $2.1 million at December 31, 2003 and 2002, respectively.

BancShares is related through common ownership with The Fidelity Bank (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $2.8 million of Fidelity’s mortgage loans at December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 24, 2004	SOUTHERN BANCSHARES (N.C.), INC.

	By:	/s/ R. S. Williams
R. S. Williams, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. S. Williams R. S. Williams	Chairman of the Board of Directors	February 24, 2004

/s/ John C. Pegram, Jr. John C. Pegram, Jr.	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2004

/s/ David A. Bean David A. Bean	Treasurer (principal financial and accounting officer)	February 24, 2004

/s/ Bynum R. Brown Bynum R. Brown	Director	March 11, 2004

/s/ William H. Bryan William H. Bryan	Director	February 24, 2004

/s/ Robert J. Carroll Robert J. Carroll	Director	March 3, 2004

/s/ Hope H. Connell Hope H. Connell	Director	March 2, 2004

/s/ J. Edwin Drew J. Edwin Drew	Director	March 2, 2004

/s/ Moses B. Gillam, Jr. Moses B. Gillam, Jr.	Director	March 2, 2004

/s/ Leroy C. Hand, Jr. LeRoy C. Hand, Jr.	Director	March 4, 2004

/s/ Frank B. Holding Frank B. Holding	Director	February 24, 2004

/s/ M. J. McSorley M. J. McSorley	Director	February 24, 2004

/s/ W. Hunter Morgan, Sr. W. Hunter Morgan, Sr.	Director	March 4, 2004

/s/ W. A. Potts W. A. Potts	Director	March 15, 2004

/s/ Charles L. Revelle, Jr. Charles L. Revelle, Jr.	Director	March 4, 2004

/s/ Charles O. Sykes Charles O. Sykes	Director	February 24, 2004

/s/ John N. Walker John N. Walker	Director	February 24, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

3.2	Registrant’s Bylaws (filed as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No.33-52107) filed May 7, 1998 and incorporated herein by reference)

4.1	Southern Bank and Trust Company Indenture dated February 27, 1971 (filed as exhibit 4 to the Registrant’s Registration Statement on Form S-14 (No. 2-78327) filed July 7, 1982 and incorporated herein by reference)

4.2	Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference.)

4.3	Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

2.4	Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

10.1	Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant’s 1989 Annual Report on Form 10-K and incorporated herein by reference)

21	Subsidiaries of the Registrant (filed as exhibit 21 to the Registrant’s 1999 Annual Report on Form 10-K and incorporated herein by reference)

31.1	Certification of BancShares Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of BancShares Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of BancShares Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99	Registrant’s definitive Proxy Statement dated March 19, 2004 for the 2004 Annual Shareholders’ Meeting (being filed separately)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO DAVID A. BEAN, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER OF SOUTHERN BANCSHARES (N.C.), INC.