Form 10-Q
period 2004-03-31
SOUTHERN BANCSHARES NC INC
filed 2004-05-12
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-1538087 (I.R.S. Employer Identification Number)

121 East Main Street Mount Olive, North Carolina ( Address of Principal Executive offices)	28365 (Zip Code)

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the close of the quarter covered by this report.     111,029 shares

Part i—FINANCIAL INFORMATION

Item 1—Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	(Unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$32,223	$44,552
Overnight funds sold	59,101	40,020
Investment securities:
Held-to-maturity, at amortized cost (fair value $164,135 and $139,419, respectively)	162,554	138,369
Available-for-sale, at fair value (amortized cost $77,865 and $88,891, respectively)	104,644	114,596
Loans	616,784	628,000
Loans held for sale	1,913	3,171
Less allowance for loan losses	(10,311)	(10,095)

Net loans	608,386	621,076
Premises and equipment	35,472	35,605
Intangible assets	10,683	11,106
Accrued interest receivable	4,619	4,910
Other assets	6,445	5,793

Total assets	$1,024,127	$1,016,027

LIABILITIES
Deposits:
Noninterest-bearing	$166,957	$174,155
Interest-bearing	716,550	702,355

Total deposits	883,507	876,510
Short-term borrowings	14,355	15,870
Long-term obligations	23,711	23,711
Accrued interest payable	1,464	1,364
Other liabilities	10,847	10,054

Total liabilities	933,884	927,509

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,573 and $3,583 liquidation value at March 31, 2004 and December 31, 2003, respectively; 408,728 shares authorized; 357,260 and 358,316 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1,740	1,745
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both March 3, 2004 and December 31, 2003; 43,631 shares authorized; 39,657 shares issued and outstanding at both March 31, 2004 and December 31, 2003	552	552
Common stock, $5 par value; 158,485 shares authorized; 111,029 and 111,530 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	555	558
Surplus	10,000	10,000
Retained earnings	61,065	59,919
Accumulated other comprehensive income	16,331	15,744

Total shareholders’ equity	90,243	88,518

Total liabilities and shareholders’ equity	$1,024,127	$1,016,027

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except share and per share data)

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$9,371	$10,101
Investment securities:
U. S. Government	843	924
State, county and municipal	252	296
Other	349	392

Total investment securities interest income	1,444	1,612
Overnight funds sold	114	117

Total interest income	10,929	11,830
Interest expense:
Deposits	2,466	2,934
Short-term borrowings	24	29
Long-term obligations	474	517

Total interest expense	2,964	3,480

Net interest income	7,965	8,350
Provision for loan losses	300	450

Net interest income after provision for loan losses	7,665	7,900
Noninterest income:
Service charges on deposit accounts	1,722	1,632
Other service charges and fees	598	523
Gain on sale of loans	326	936
Investment securities (loss) gain, net	(2)	—
Other	139	77

Total noninterest income	2,783	3,168
Noninterest expense:
Personnel	4,590	4,028
Occupancy	891	768
Data processing	844	729
Furniture and equipment	487	494
Intangibles amortization	465	713
Professional fees	187	308
Other	1,091	938

Total noninterest expense	8,555	7,978

Income before income taxes	1,893	3,090
Income taxes	398	960

Net income	1,495	2,130

Other comprehensive income (loss) net of tax:
Unrealized (losses) gains arising during period	587	(90)
Reclassification adjustment for (gains) losses included in net income	—	—

Other comprehensive (loss) income	587	(90)

Total comprehensive income	$2,082	$2,040

Per share information:
Net income per common share	$12.62	$18.08
Cash dividends declared on common shares	0.40	0.38
Weighted average common shares outstanding	111,472	112,930

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock						Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509
Net income	—	—	—	—	—	—	—	2,130	—	2,130
Purchase and retirement of stock	(1,569)	(8)	—	—	(1,824)	(9)	—	(356)	—	(373)
Cash dividends:
Common stock ($.38 per share)	—	—	—	—	—	—	—	(42)	—	(42)
Preferred B ($.22 per share)	—	—	—	—	—	—	—	(79)	—	(79)
Preferred C ($.22 per share)	—	—	—	—	—	—	—	(9)	—	(9)
Unrealized loss on securities
available-for-sale, net of tax	—	—	—	—	—	—	—	—	(90)	(90)

Balance, March 31, 2003	359,351	$1,750	39,657	$552	111,825	$559	$10,000	$54,520	$11,665	$79,046

Balance, December 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518
Net income	—	—	—	—	—	—	—	1,495	—	1,495
Purchase and retirement of stock	(1,056)	(5)	—	—	(501)	(3)	—	(217)	—	(225)
Cash dividends:
Common stock ($.40 per share)	—	—	—	—	—	—	—	(44)	—	(44)
Preferred B ($.22 per share)	—	—	—	—	—	—	—	(79)	—	(79)
Preferred C ($.22 per share)	—	—	—	—	—	—	—	(9)	—	(9)
Unrealized gain on securities
available-for-sale, net of tax	—	—	—	—	—	—	—	—	587	587

Balance, March 31, 2004	357,260	$1,740	39,657	$552	111,029	$555	$10,000	$61,065	$16,331	$90,243

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	(Unaudited)
	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,495	$2,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	450
Loss on sales and issuer calls of securities	2	—
Loss on sale or abandonment of premises and equipment	12	—
Gain on sale of loans	(326)	(936)
Net amortization of premiums on investments	212	177
Amortization of intangibles and mortgage servicing rights	465	713
Depreciation	679	602
Proceeds from loans held-for-sale	13,253	30,281
Originations of loans held-for-sale	(14,209)	(27,265)
Net increase in intangible assets	(42)	(152)
Net decrease in accrued interest receivable	291	135
Net increase (decrease) in accrued interest payable	100	(37)
Net (increase) decrease in other assets	(435)	801
Net increase (decrease) in other liabilities	425	(248)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,222	6,651

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	12,672	21,983
Proceeds from maturities and issuer calls of investment securities held-to-maturity	7,492	3,658
Purchases of investment securities held-to-maturity	(31,649)	(620)
Purchases of investment securities available-for-sale	(2,007)	(15,888)
Net decrease (increase) in loans	13,455	(10,441)
Purchases of fixed assets	(558)	(1,393)

NET CASH USED BY INVESTING ACTIVITIES	(595)	(2,701)

FINANCING ACTIVITIES:
Net increase (decrease) in demand and interest-bearing demand deposits	(526)	14,393
Net increase in time deposits	7,523	7,101
Net repayments of short-term borrowed funds	(1,515)	(3,451)
Cash dividends paid	(132)	(130)
Purchase and retirement of stock	(225)	(373)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,125	17,540

NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,752	$21,490
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	84,572	69,888

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$91,324	$91,378

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
Interest	$2,864	$3,518
Income taxes	$601	$590

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized (losses) gains on securities available-for-sale, net of tax	$587	$(90)

Foreclosed loans transferred to other real estate	$217	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is a bank holding company for Southern Bank and Trust Company (“Southern”), which operates 51 commercial banking offices in eastern North Carolina. Southern, which began operations January 29, 1901, has a non-bank subsidiary, Goshen, Inc. whose insurance agency operations complement the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2003, incorporated by reference in the 2003 Annual Report on Form 10-K.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars In thousands)

Note 1. Summary of Significant Accounting Policies—continued

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years as determined by independent third parties based on studies and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The net MSR balances were $939,000 and $523,000 at March 31, 2004 and 2003 respectively. A valuation allowance for impairment of Mortgage Servicing Rights of $209,000 was recorded as of March 31, 2003. No valuation allowance for impairment was required at March 31, 2004.

The following is a summary of the gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2004 and December 31, 2003.

(Dollars in thousands)

	March 31, 2004		December 31, 2003
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Branch acquisitions	$13,980	$10,784	$13,981	$10,389
Mortgage servicing rights	2,465	1,526	2,423	1,457

Total	$16,445	$12,310	$16,404	$11,846

Unamortizable intangible assets:
Pension	$31	—	$31	—

Goodwill	$6,517	—	$6,516	—

There was a $1,000 increase in the gross carrying amount of unamortizable goodwill at March 31, 2004 compared to December 31, 2003 as a result of an independent third party analysis of the intangible resulting from the October 2003 branch acquisition. The $1,000 was previously included in amortizable intangible assets.

The scheduled remaining amortization expense for intangible assets at March 31, 2004 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 and thereafter is as follows:

(Dollars in thousands)

Remaining Scheduled Amortization Expense At March 31, 2004
2004	$1,281
2005	1,287
2006	827
2007	405
2008	269
2009 and after	66

Total	$4,135

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales.

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 is $8.1 million. At March 31, 2004, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

Reclassifications

Certain 2003 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities

	(Unaudited) March 31, 2004				December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$115,943	$583	$(13)	$116,513	$86,904	$135	$(13)	$87,026
U. S. Agencies	25,276	9	(8)	25,277	30,417	4	(77)	30,344
Obligations of states and political subdivisions	21,335	1,014	(4)	22,345	21,048	1,005	(4)	22,049

	162,554	1,606	(25)	164,135	138,369	1,144	(94)	139,419

SECURITIES AVAILABLE-FOR-SALE:
U. S. Agencies	47,095	179	—	47,274	59,386	302	—	59,688
Marketable equity securities	18,030	25,918	(1)	43,947	16,025	24,754	(4)	40,775
Obligations of states and political subdivisions	6,900	356	—	7,256	7,220	340	(2)	7,558
Mortgage-backed securities	5,840	327	—	6,167	6,260	315	—	6,575

	77,865	26,780	(1)	104,644	88,891	25,711	(6)	114,596

Totals	$240,419	$28,386	$(26)	$268,779	$227,260	$26,855	$(100)	$254,015

Note 3. ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2004	2003
Balance at beginning of year	$10,095	$9,098
Provision for loan losses	300	450
Loans charged off	(125)	(275)
Loan recoveries	41	138

Balance at end of the period	$10,311	$9,411

Note 4. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2004 or 2003, the computation of basic and diluted earnings per share is the same. The following table presents the components of the earnings per share computations:

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2004	2003
Net income	$1,495	$2,130
Less: Preferred dividends	(88)	(88)

Net income applicable to common shares	$1,407	$2,042

Weighted average common shares outstanding during the period	111,472	112,930

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (“the Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2004, beneficially owned 32,751 shares, or 29.50%, of BancShares’ outstanding common stock and 4,966 shares, or 1.39%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.70%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2004, beneficially owned 2,525,933 shares, or 28.84%, and 1,378,593 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 656,688 shares, or 39.14%, and 206,159 shares, or 12.29%, of the Corporation’s outstanding Class B common stock. The above totals include 467,327 Class A common shares, or 5.34%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with The Fidelity Bank, (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $2.6 million of Fidelity’s mortgage loans at March 31, 2004.

The following table lists the various charges paid to the Corporation during the three months ended March 31, 2004 and the three months ended March 31, 2003 in accordance with the aforementioned service contracts:

(Dollars in thousands)

	(Unaudited) Three Months Ended March 31,
	2004	2003
Data and item processing	$772	$677
Forms, supplies and equipment	294	179
Internet banking	41	32
Consulting fees	28	26
Trustee for employee benefit plans	17	15
Other services	15	17

	$1,167	$946

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

There were no acquisitions during the three months ended March 31, 2003 or 2004.

BancShares has received regulatory approval to acquire two branches from Capital Bank located in Seaboard and Woodland, North Carolina. The acquisitions are expected to be completed during the third quarter of 2004. As of the date of the purchase agreement, the branches had combined deposits of $28.5 million (unaudited), loans of $8.9 million (unaudited), and cash of $17.2 million (unaudited). BancShares expects to pay approximately $2.1 million (unaudited) for these acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS—THREE MONTHS ENDED

MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

INTRODUCTION

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”). The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein. The comments should also be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2003, incorporated by reference in the 2003 Annual Report on Form 10-K.

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s markets and the level of financial services competition within those markets. During 2004 and 2003, general economic uncertainty and very low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers, anticipating increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market also provided many customers with an opportunity to refinance existing loans and the ability to either reduce their overall loan requirements or expand their loan requirements at much lower interest rates.

The overall strength of the economy also influences the quality and collectability of loans and the level of customer bankruptcies. Southern utilizes various asset and liability management tools to minimize the potential adverse impact of economic trends and to maximize opportunities provided by favorable economic trends.

Financial institutions typically focus their strategic planning and operating goals on maximizing profitability and the improvement of the return on average assets and return on average shareholders’ equity performance profitability measures. BancShares has historically placed significant emphasis on asset quality, liquidity and capital conservation, even when those goals may ultimately be detrimental to current period earnings’ performance as reflected by the return on average assets and return on average shareholders’ equity performance measures. Accordingly, BancShares’ return on average assets and return on average equity have historically compared unfavorably to financial institutions of similar size.

BancShare’s strategic analyses of its corporate and competitive strengths indicate many opportunities for growth and expansion of financial services within its markets. Southern operates in diverse eastern North Carolina geographic markets that offer opportunities to expand varying types of services to existing customers as well as opportunities to expand market share through strategic acquisitions of branch locations from competitor financial institutions. Southern also believes that, through superior customer service, there are opportunities to increase earnings performance by attracting customers of its financial competitors.

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

An analysis of BancShares’ overall financial condition and growth can be made by examining the changes and trends in the interest-earning asset and interest-bearing liability components in the following tables, discussions, consolidated financial statements and notes to the consolidated financial statements. Tables and discussions are also presented detailing the impact of branch acquisitions, capital position, loan loss experience, allowance for loan losses, non-interest expenses and non-interest income.

The net income of BancShares decreased $635,000 from $2.1 million in the first three months of 2003 to $1.5 million in the first three months of 2004, a decrease of 29.81%. This decrease resulted primarily from a $385,000 before-tax decrease in net interest income and a $610,000 before-tax decrease in gains on sales of loans held-for-sale. The interest rate market during 2003 resulted in significantly increased opportunities for sales of loans compared to the interest rate market of the current year quarter. Increased support staff, the acquisition of the Norlina branch from another bank in October 2003 and the opening of a new Kenansville office in February 2003 (for which a full quarter impact was not yet felt during the three months ended March 31, 2003) resulted in increased operating expenses for the three months ended March 31, 2004.

Per share net income available to common shares for the first three months of 2004 was $12.62, a decrease of $5.46, or 30.20%, from $18.08 for the first three months of 2003. The annualized return on average equity decreased to 6.65%, for the three months ended March 31, 2004, from 10.85% for the three months ended March 31, 2003.

At March 31, 2004, BancShares’ assets totaled $1.024 billion, an increase of $8.2 million, or 0.80%, from the $1.016 billion reported at December 31, 2003. During this three month period, cash and due from banks decreased $12.3 million, or 27.67% from $44.6 million to $32.2 million. During this three month period, overnight funds sold increased $19.1 million, or 47.68% from $40.0 million to $59.1 million. During this three month period, net loans decreased $12.7 million, or 2.04%, from $621.1 million to $608.4 million. The decrease in loans reflects both the normal agricultural lending cycle and the continued relatively weak economy in BancShares eastern North Carolina markets. During the three months ended March 31, 2004 investment securities increased $14.2 million, or 5.63% from $253.0 million at December 31, 2003 to $267.2 million at March 31, 2004. Total deposits increased $7.0 million, or 0.80% from $876.5 million at December 31, 2003 to $883.5 million at March 31, 2004. The above changes resulted from the seasonal impact of the agricultural markets served by Southern, the continued slow economy and the continued low market interest rates during the three months ended March 31, 2004.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

BancShares did not acquire any additional locations in the three months ended March 31, 2004 or 2003. BancShares opened an additional full service branch in Kenansville in February 2003 and acquired an existing RBC Centura branch in Norlina, North Carolina in October 2003. The Norlina acquisition increased BancShares’ deposits by $18.3 million and increased BancShares’ loans by $1.2 million. BancShares paid $1.7 million for the Norlina acquisition.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. Such an analysis also requires an evaluation of noninterest income and noninterest expenses. In recent years, increasing total noninterest income has been a significant focus for BancShares. The introduction of new revenue sources and modifications to existing products and services has allowed service-related noninterest income to grow.

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

In 2003 one de novo branch was opened in the first quarter and one branch acquisition was completed in the third quarter. On May 10, 2004 a de novo branch was opened in Manteo, North Carolina to expand the Kill Devil Hills financial services market. BancShares has received regulatory approval to acquire a branch in Seaboard, North Carolina and Woodland, North Carolina from Capital Bank. These acquisitions are expected to be completed in the third quarter of 2004 to expand BancShares northeastern North Carolina market service area into Northampton County. The two acquisitions are expected to result in additions of approximately $28.5 million of deposits, $8.9 million of loans and $17.2 million of cash. BancShares expects to pay approximately $2.1 million for the acquisitions.

Management continues to look for growth opportunities offered though acquisition opportunities and to plan for de novo expansion within its eastern North Carolina markets. The acquisition of existing branches from other financial institutions also results in the payment of acquisition premiums which are allocated to non-earning assets or charged to operating earnings over time.

INTEREST INCOME

Interest-earning assets include loans, investment securities and overnight investments. Interest-earning assets reflect varying interest rates based on the risk level and maturity of the asset. Riskier investments typically carry a higher rate and expose an investor to potentially higher levels of default. Southern has historically focused on maintaining high asset quality requiring management to perform significant underwriting and monitoring procedures. Southern’s investment portfolio includes primarily United States Treasury and government agency securities. The level of investment securities is primarily the result of overall loan and deposit trends. When deposit growth exceeds loan growth the excess liquidity primarily increases investment securities. When loan growth exceeds deposit growth maturing investment securities are utilized primarily to fund the loan growth rather than being reinvested into the securities market. Southern maintains an operating liquidity level of overnight funds sold investments with other financial institutions that are within Southern’s risk tolerance levels.

Loan production is principally driven by the eastern North Carolina economy. Management primarily seeks commercial lending opportunities collateralized by real estate. Traditional mortgage loan production is also a goal of management. Most mortgage loan production is sold into the mortgage secondary markets with the servicing rights retained by the Bank. Loan demand in recent years for consumer loans has declined as consumers have responded to retailer financing promotions and utilized mortgage equity lines of credit to finance their purchases.

During 2004, management anticipates increased loan growth among loans to commercial borrowers due to the continued low interest rate environment and an overall improvement in the economy. The current low market interest rates are expected to remain for most of 2004. Demand among retail customers has shifted to open-end credit products such as equityline loans. Growth in equityline loans is also expected during 2004.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk.

Interest and fees on loans decreased $730,000, or 7.23%, from $10.1 million for the three months ended March 31, 2003 to $9.4 million for the three months ended March 31, 2004. This decrease resulted from decreased loan portfolio yields that were partially offset by increased average loan balances. Average loans for the three months ended March 31, 2004 were $627.9 million, an increase of 1.62% from $617.9 million for the prior year comparable period. This increase in average loans was principally the result of growth within the existing branches and the new branch and acquisition discussed above. The yield on the loan portfolio decreased to 6.14% for the three months ended March 31, 2004 from 6.83% for the three months ended March 31, 2003.

Due to the continued generally slow 2004 eastern North Carolina economy, loan production opportunities are relatively weak. As a result of the deposit growth in existing markets, the 2003 Norlina branch acquisition, relatively weak loan demand and the expected continued low interest rate market management by the Federal Reserve, investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities have been made by management.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The average investment maturity at March 31, 2004 was 19.8 months compared to 20.8 months at December 31, 2003. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities decreased $168,000 or 10.42%, from $1.6 million in the three months ended March 31, 2003 to $1.4 million in the three months ended March 31, 2004. This decrease was due to a significant decrease in yields for the three months ended March 31, 2004 that was partially offset by increased average investment securities. The average investment securities for the three months ended March 31, 2004 was $258.4 million as compared to $185.3 million for the same 2003 period. The increase in volume principally resulted from increased deposit growth which exceeded loan growth. The yield on investment securities was 3.92% for the three-month period ended March 31, 2003 and 2.52% for the three-month period ended March 31, 2004.

Interest income on overnight funds sold decreased $3,000, or 2.56%, from $117,000 for the three months ended March 31, 2003 to $114,000 for the three months ended March 31, 2004. This decrease in income resulted from a decrease in the average overnight funds sold yields from 1.12% for the three months ended March 31, 2003, to 0.90% for the three months ended March 31, 2004. The decreased yields more than offset an increase in the average overnight funds sold to $50.4 million for the three months ended March 31, 2004 from an average of $42.0 million for the three months ended March 31, 2003.

Total interest income decreased $901,000 or 7.62%, from $11.8 million for the three months ended March 31, 2003 to $10.9 million for the three months ended March 31, 2004. This decrease was the result of a 102 basis point decrease in average earning asset yields which more than offset an increase of $84.1 million in average earning assets.

Average earning asset yields for the three months ended March 31, 2004 decreased to 4.93% from 5.95% for the three months ended March 31, 2003 as a result of the overall decline in market rates. Average earning assets increased from $826.5 million in the three months ended March 31, 2003 to $910.6 million in the three months ended March 31, 2004. This $84.1 million increase in the average earning assets resulted primarily from growth in existing branches, the branch acquisition and the opening of the new branch discussed above.

INTEREST EXPENSE

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Southern’s primary funding source is deposits. Other short-term funding sources include commercial customer requirements for cash management services and a borrowing line of credit from another financial institution. Long-term borrowings also provide additional capital under guidelines established by the Federal Reserve.

BancShares has historically avoided excessive reliance on high-dollar time deposits, which are generally defined as time deposit accounts with balances in excess of $100,000. At March 31, 2004, these funds were 14.73 percent of total deposits, compared to 14.97 percent of March 31, 2003 total deposits.

In June 1998, $23.0 million in long-term obligations were issued in the form of Trust Preferred Securities. These long-term obligations provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. Under current regulatory standards, these long-term obligations qualify as capital. In prior years, the long-term obligations consisted of Trust Securities issued by a finance subsidiary that were included in BancShares consolidated financial statements. As a result of the adoption of a new accounting standard in the fourth quarter of 2003, long-term obligations include $23.7 million of junior subordinated debentures at March 31, 2004. This compares to $23.0 million of Trust Preferred Securities reported at March 31, 2003.

Total interest expense decreased $516,000, or 14.83%, from $3.5 million in the three months ended March 31, 2003 to $3.0 million for the three months ended March 31, 2004. The principal reason for this decrease was the overall decrease in the cost of funds from 2.04% for the three months ended March 31, 2003 to 1.61% for the three months ended March 31, 2004, resulting from an overall decline in market rates. Average interest-bearing deposits were $709.7 million in the three months ended March 31, 2004, an increase of $52.6 million from the $657.1 million average in the three months ending March 31, 2003. The increase in interest-bearing deposits was primarily the result of growth within the existing branches, the branch acquisition and the opening of the new branch discussed above.

NET INTEREST INCOME

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

Net interest income before provision for loan losses was $8.0 million for the three months ended March 31, 2004 compared to $8.4 million for the three months ended March 31, 2003. The interest rate spread for the three months ended March 31, 2004 was 3.31%, a decrease of 61 basis points from the 3.92% interest rate spread for the three months ended March 31, 2003. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward less quickly than the average yield on interest-earning assets.

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

Management evaluates the risk characteristics of the loan portfolio under current economic conditions, reviews the financial condition of borrowers, estimates the fair market value of the loan collateral and considers any other pertinent factors to estimate current credit losses. Southern provides an allowance for loan losses on a reserve basis and includes in operating expenses a provision for loan losses determined by management. The allowance is reduced by charge-offs and increased by subsequent recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on Southern’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers’ experience, the estimated value of any underlying collateral, current economic conditions and other risk factors. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States of America and in consideration of the current economic environment. While management uses the best information available to make evaluations, future adjustments may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern’s allowance for loan losses and losses on other real estate owned. Such agencies may require Southern to recognize additions to the allowances based on the examiners’ judgments about information available to them at the time of their examinations.

As a result of the overall 2003 and 2004 slowly recovering eastern North Carolina economy, the Bank has experienced a decrease in net loan charge-offs. For the three months ended March 31, 2004 management recorded $300,000 as a provision for loan losses. For the three months ended March 31, 2003 management recorded $450,000 as a provision for loan losses. During the first three months of 2004 management charged-off loans totaling $125,000 and received recoveries of $41,000, resulting in net charge-offs of $84,000. The allowance for loan losses accordingly increased $216,000 from December 31, 2003. During the same period in 2003, $275,000 in loans were charged-off and recoveries of $138,000 were received, resulting in net charge-offs of $137,000. The ratio of annualized net charge-offs to average loans was 0.13% for the year ended December 31, 2003 and 0.05% for the three months ended March 31, 2004. The following table presents comparative Asset Quality ratios of BancShares:

	(Unaudited) March 31, 2004	December 31, 2003	(Unaudited) March 31, 2003
Ratio of annualized net loans charged off to average loans	0.05%	0.13%	0.09%
Allowance for loan losses to loans excluding loans held-for-sale	1.67%	1.61%	1.52%
Non-performing loans to loans excluding loans held-for-sale	0.61%	0.40%	0.56%
Non-performing loans and assets to total assets	0.42%	0.29%	0.41%
Allowance for loan losses to non-performing loans	275.25%	398.54%	270.04%

The allowance for loan losses represented 1.67% of loans, excluding loans held-for-sale, at March 31, 2004 compared to 1.61% of loans, excluding loans held-for-sale, at December 31, 2003. The allowance for loan losses to loans ratio was also impacted by the net decrease in loans, excluding loans-held-for-sale, of $11.2 million, from $628.0 million at December 31, 2003 to $616.8 million at March 31, 2004.

The ratio of nonperforming loans to total loans increased from 0.40% at December 31, 2003 to 0.61% at March 31, 2004. Nonperforming loans and assets to total assets increased from 0.29% at December 31, 2003 to 0.42% at March 31, 2004. The allowance for loan losses to nonperforming loans represented 275.25% of nonperforming loans at March 31, 2004, a decrease from the 398.54% at December 31, 2003.

The above declines in performance resulted primarily from the increase of nonperforming loans to $3.7 million at March 31, 2004 from $2.5 million at December 31, 2003. The $1.2 million increase in nonperforming loans was primarily the result of the addition of one customer for $531,000 and one customer for $683,000. The nonperforming loans at March 31, 2004 included $1.5 million of nonaccrual loans, $2.3 million of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2003 included $868,000 of nonaccrual loans, $1.7 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $592,000 of assets classified as other real estate at March 31, 2004. BancShares had $411,000 of assets classified as other real estate at December 31, 2003. Other real estate consists of foreclosed loan real estate collateral and is recorded at the lower of cost or fair value less estimated costs to sell. Subsequent costs directly related to development and improvement of other real estate are capitalized, whereas costs relating to holding and maintaining the property are expensed.

Management considers the March 31, 2004 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2004 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $1.1 million at March 31, 2004 compared to $547,000 at December 31, 2003. No allowances for loan losses were required for these impaired loans.

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

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non deposit-related customer service fees. Increases in this category of noninterest income are the result primarily of customer account growth within the existing branches, the opening of new branches and the acquisitions of branches from other financial institutions. In 2003 the increased mortgage lending activity resulting from the very low interest rates resulted in significant increases in the mortgage-related fees and charges in this category of noninterest income. In the three months ended March 31, 2004 mortgage lending opportunities have dramatically declined from the 2003 levels.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans decreased $610,000 for the three months ended March 31, 2004 from $936,000 in the first quarter of 2003 as a result of both decreased mortgage loan production and decreased sales of mortgage loans into the secondary market.

During the three months ended March 31, 2004, BancShares realized a $385,000 decrease in noninterest income primarily as a result of $936,000 in gains on the sales of loans held-for-sale in the three months ended March 31, 2003 compared to $326,000 in gains on the sales of loans held-for-sale in the three months ended March 31, 2004.

Service charges on deposit accounts for the three months ended March 31, 2004 increased $90,000 and other service charges and fees for the three months ended March 31, 2004 increased $75,000 over the three months ended March 31, 2003 primarily as a result of deposit growth within the existing branches and the acquisition and new branch discussed above.

NONINTEREST EXPENSE

The primary noninterest expenses are personnel salaries and benefits, occupancy and equipment costs related to branch offices and data processing, software products and service delivery costs. Noninterest expenses also include the expensing of intangibles amortization resulting from the acquisition of branch locations from other financial institutions and the expensing of mortgage servicing rights resulting from the sale of mortgage loans into the secondary mortgage markets.

Noninterest expense increased $577,000 or 7.23%, from $8.0 million in the three months ended March 31, 2003 to $8.6 million in the three months ended March 31, 2004. This increase was primarily due to an increase in personnel expense of $562,000, or 13.95%, from $4.0 million at March 31, 2003 to $4.6 million at March 31, 2004 and increased occupancy, data processing and other expenses resulting principally from the acquisition and new branches discussed above.

RETIREMENT PLANS

Southern has a noncontributory, defined benefit pension plan which covers substantially all full-time employees. Employees who qualify under length of service and other requirements participate in the noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount allowable for federal income tax purposes. The plan’s assets consist primarily of investments in First-Citizens Bank & Trust Company common trust funds, which include listed common stocks and fixed income securities. It is Southern’s policy to determine the service cost and projected benefit obligation using the Projected Unit Credit Cost method.

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs for the three months ended March 31:

Components of net periodic benefit cost

(in thousands)

	Pension Benefits
Three months ended March 31	2004	2003
Service cost	$223	$186
Interest cost	281	247
Expected return on assets	(248)	(205)

Amortization cost:
Transition obligation (asset)	—	(6)
Prior service cost	2	2
Net loss	88	51

Total amortizations	90	47

Net periodic benefit cost	$346	$275

The expected long-term rate of return on plan assets is 8.50% for 2004 compared to 8.00% in 2003.

Employer contributions

In its’ 2003 financial statements, Southern disclosed that it expected to contribute $1,141 to its pension plan in 2004. As of March 31, 2004 $346 has been contributed, and Southern now expects to contribute an estimated additional $1,062 over the remainder of 2004. As of March 31, 2004 and March 31, 2003 the amounts shown above are preliminary estimates that are subject to revision later in the year indicated when actual costs are determined.

INCOME TAXES

In the three months ended March 31, 2004 BancShares recorded income tax expense of $398,000 compared to $960,000 for the three months ended March 31, 2003. The resulting effective tax rate for the three months ended March 31, 2004 was 21.02% compared to 31.07% for the three months ended March 31, 2003. The effective rate for the three months ended March 31, 2004 decreased compared to the effective rate for the three months ended March 31, 2003 primarily due to decreased 2004 earnings and an increase in the ratio of tax exempt earnings to total earnings. The estimated effective 2004 tax rate of 21.02% and the estimated effective 2003 tax rate of 31.07% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Included in shareholders’ equity is accumulated other comprehensive income which is primarily the unrealized net gains on securities available-for-sale at the date of the period identified. The change in minimum pension liability also is included in accumulated other comprehensive income. BancShares owns corporate stock and debt securities investments in several financial institutions. As a result of the daily equity market movement of the value of the individual investment instruments, the net after tax value of these investments above or below the recorded cost of the investments, as of the period date indicated, is reported as accumulated other comprehensive income within shareholders’ equity.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at March 31, 2004 was 7.53%. At December 31, 2003, Southern’s leverage capital ratio was 7.62%. The decrease in the ratio of leverage capital at March 31, 2004 resulted from an increase in earnings for 2004 that was at a slower rate than the increase in assets at March 31, 2004. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2004, Southern’s total RBC ratio was 13.15%. At December 31, 2003 the RBC ratio was 12.99%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $16.3 million at March 31, 2004 compared to $15.7 million at December 31, 2003. Accumulated other comprehensive income consists principally of unrealized gains on financial institution debt and equity securities available-for-sale, net of taxes. As a result of the slowly improving economy, the market values of these financial institution debt and equity securities improved overall in the three months ended March 31, 2004. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

(Dollars in thousands)

	(Unaudited)
	March 31, 2004	December 31, 2003
Tier 1 capital	$72,891	$72,828
Total capital	85,681	85,594
Risk-adjusted assets	651,699	659,058
Average tangible assets	967,776	955,572

Tier 1 capital ratio (1)	11.18%	11.05%
Total capital ratio (1)	13.15%	12.99%
Leverage capital ratio (1)	7.53%	7.62%

(1)	These ratios exceed the minimum ratios required for a bank to be classified as “well capitalized” as defined by the FDIC.

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended March 31, 2004:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: 01/01/04 through 01/31/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #2: 02/01/04 through 02/29/04
Common Stock	101	$425.00	N/A	N/A
Series B Preferred Stock	1,056	11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #3: 03/01/04 through 03/31/04
Common Stock	400	$425.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Total numbers of shares:
Common Stock	501
Series B Preferred Stock	1,056
Series C Preferred Stock	—

(1)	All purchases were made pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 30.37% at March 31, 2004 and 28.71% at December 31, 2003.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2004 and for the three months ended March 31, 2003.

Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2004 jumbo time deposits represented 14.73% of total deposits compared to 13.89% of total deposits at December 31, 2003.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2004

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$787,978	$47,616	$47,913	$—	$883,507
Short-term borrowings	14,355	—	—	—	14,355
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	48	39	16	—	103

Total contractual obligations	$802,381	$47,655	$47,929	$23,711	$921,676

ACCOUNTING AND OTHER MATTERS

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

Other Matters

Southern acquired an existing RBC Centura branch in Norlina, North Carolina in October 2003. This acquisition increased Southern’s deposits by approximately $18.3 million and increased Southern’s loans by approximately $1.2 million. Southern paid approximately $1.7 million for this acquisition.

Southern opened a de novo full service Branch in Kenansville, North Carolina in February 2003. Southern opened a de novo full service Branch in Manteo, North Carolina in May 2004.

BancShares has received regulatory approval to acquire a Seaboard, North Carolina and a Woodland, North Carolina branch from Capital Bank. These acquisitions are expected to be completed in the third quarter of 2004 and are expected to result in additions of approximately $28.5 million of deposits, $8.9 million of loans and $17.2 million of cash. BancShares expects to pay approximately $2.1 million for these acquisitions.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of March 31, 2004. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of March 31, 2004. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2004 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of March 31, 2004.

(Dollars in thousands, unaudited)

	Maturing in the years ended March 31							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Assets
Loans
Fixed rate	$68,439	$41,581	$47,709	$35,980	$25,209	$96,317	$315,235	$316,989
Average rate (%)	7.00%	7.24%	7.00%	6.98%	7.04%	6.04%	6.75%

Variable rate	$116,350	$37,869	$41,798	$45,117	$39,407	$22,921	$303,462	$303,462
Average rate (%)	5.14%	5.04%	4.80%	4.95%	4.51%	4.87%	4.95%

Investment securities
Fixed rate	$92,438	$104,304	$9,031	$950	$920	$59,555	$267,198	$268,779
Average rate (%)	2.23%	1.76%	2.42%	5.68%	5.63%	5.78%	2.46%

Liabilities
Savings and interest bearing checking

Fixed rate	$479,411	—	—	—	—	—	$479,411	$479,411
Average rate (%)	0.51%	—	—	—	—	—	0.51%

Certificates of deposit
Fixed rate	$304,687	$31,905	$13,789	$47,913	—	—	$398,294	$399,134
Average rate (%)	1.76%	2.68%	2.94%	3.61%	—	—	2.10%

Variable rate	$3,880	$1,922	—	—	—	—	$5,802	$5,802
Average rate (%)	0.92%	0.95%	—	—	—	—	0.93%

Short-term debt

Variable rate	$14,355	—	—	—	—	—	$14,355	$14,355
Average rate (%)	0.67%	—	—	—	—	—	0.67%

Long-term debt

Fixed rate	—	—	—	—	—	23,711	$23,711	$24,778
Average rate (%)	—	—	—	—	—	8.25%	8.25%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of March 31, 2004, which reflected a one year negative interest-sensitivity gap of $299.0 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. One measure of the impact of BancShares interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate drop on net interest income. Given the extremely low interest rate market at March 31, 2004, such a decline in interest rates would be highly unlikely, however BancShares funds management model indicates that BancShares could realize a $1.1 million decrease in net interest income if such a decline did occur. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments. The overall one-year negative interest sensitivity of financial instruments is greater at March 31, 2004 as compared to December 31, 2003.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

	March 31, 2004
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:

Loans	$62,012	$36,423	$86,354	$433,908	$618,697
Investment securities	26,763	22,485	43,190	174,760	267,198
Overnight funds sold	59,101	—	—	—	59,101

Total earning assets	$147,876	$58,908	$129,544	$608,668	$944,996

Interest-Bearing Liabilities:
Savings and core time deposits	393,729	59,904	61,614	71,155	586,402

Time deposits of $100,000 and more	45,977	34,769	25,028	24,374	130,148

Short-term borrowings	14,355	—	—	—	14,355
Long-term obligations	—	—	—	23,711	23,711

Total interest-bearing liabilities	$454,061	$94,673	$86,642	$119,240	$754,616

Interest sensitivity gap	$(306,185)	$(35,765)	$42,902	$489,428	$190,380

Cumulative interest sensitivity gap	$(306,185)	$(341,950)	$(299,048)	$190,380	$190,380

Item 4—Controls and Procedures:

BancShares’ management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures, as defined in Section 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), and have concluded that, as of the end of the period covered by this Report, those disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed by BancShares in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

No change in BancShares’ internal control over financial reporting occurred during the period covered by this report that was identified in connection with the above evaluation and that has materially affected, or is reasonably likely to materially affect, BancShares internal control over financial reporting.

Part II—OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Information regarding BancShares’ repurchases of its outstanding equity securities is incorporated herein by reference to the information in “Item 2. Managements’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Issuer Repurchases of Equity Securities.”

Item 6—Exhibits and Reports on Form 8K:

a.	The following exhibits are filed or furnished with this Report:

10.1	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and John C. Pegram.

10.2	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and Paul A. Brewer.

10.3	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 7, 2004 between Southern Bank and Trust Company and R. D. Ray.

31.1	Certification of BancShares Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350

b.	No reports on Form 8-K were filed during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN BANCSHARES (N.C.), INC.

May 5, 2004	/s/ John C. Pegram, Jr.
Date	John C. Pegram, Jr., President and Chief Executive Officer

May 5, 2004	/s/ David A. Bean
Date	David A. Bean, Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and John C. Pegram.

10.2	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and Paul A. Brewer.

10.3	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 7, 2004 between Southern Bank and Trust Company and R. D. Ray.

31.1	Certification of BancShares Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350