Form 10-Q
period 2004-06-30
SOUTHERN BANCSHARES NC INC
filed 2004-08-05
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

111,029 shares

Part i – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands except per share data)	June 30, 2004	December 31, 2003 *
ASSETS
Cash and due from banks	$37,269	$44,552
Overnight funds sold	34,159	40,020
Investment securities:
Held-to-maturity, at amortized cost (fair value $183,289 and $139,419, respectively)	183,733	138,369
Available-for-sale, at fair value (amortized cost $65,977 and $88,891, respectively)	91,020	114,596
Loans held for sale	3,815	3,171
Loans	629,324	628,000
Less allowance for loan losses	(10,292)	(10,095)

Net loans	622,847	621,076
Premises and equipment	35,587	35,605
Intangible assets	10,304	11,106
Accrued interest receivable	4,488	4,910
Other assets	6,892	5,793

Total assets	$1,026,299	$1,016,027

LIABILITIES
Deposits:
Noninterest-bearing	$173,009	$174,155
Interest-bearing	709,521	702,355

Total deposits	882,530	876,510
Short-term borrowings	18,060	15,870
Long-term obligations	23,711	23,711
Accrued interest payable	1,332	1,364
Other liabilities	10,342	10,054

Total liabilities	935,975	927,509

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,573 and $3,583 liquidation value at June 30, 2004 and December 31, 2003, respectively; 408,728 shares authorized; 355,894 and 358,316 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1,734	1,745
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both June 30, 2004 and December 31, 2003; 43,631 shares authorized; 39,657 shares issued and outstanding at both June 30, 2004 and December 31, 2003	552	552
Common stock, $5 par value; 158,485 shares authorized; 111,029 and 111,530 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	555	558
Surplus	10,000	10,000
Retained earnings	62,183	59,919
Accumulated other comprehensive income	15,300	15,744

Total shareholders’ equity	90,324	88,518

Total liabilities and shareholders’ equity	$1,026,299	$1,016,027

The accompanying notes are an integral part of these consolidated financial statements.

*	Derived from audited consolidated financial statements

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share and per share data)	2004	2003	2004	2003
Interest income:
Loans	$9,393	$10,537	$18,764	$20,941
Investment securities:
U. S. Government	820	771	1,663	1,695
State, county and municipal	265	273	517	569
Other	613	400	962	792

Total investment securities interest income	1,698	1,444	3,142	3,056
Overnight funds sold	93	119	207	236

Total interest income	11,184	12,100	22,113	24,233
Interest expense:
Deposits	2,467	2,733	4,933	5,667
Short-term borrowings	26	33	50	62
Long-term obligations	475	504	949	1,021

Total interest expense	2,968	3,270	5,932	6,750

Net interest income	8,216	8,830	16,181	17,483
Provision for loan losses	300	450	600	900

Net interest income after provision for loan losses	7,916	8,380	15,581	16,583

Noninterest income:
Service charges on deposit accounts	1,765	1,643	3,487	3,275
Gain on sale of loans	33	702	359	1,142
Other service charges and fees	626	614	1,224	1,137
Investment securities gains, net	5	—	3	—
Other	122	248	261	325

Total noninterest income	2,551	3,207	5,334	5,879

Noninterest expense:
Personnel	4,645	4,162	9,235	8,258
Occupancy	851	741	1,742	1,509
Data processing	923	728	1,767	1,457
Furniture and equipment	540	444	1,027	938
Intangibles amortization	301	424	766	876
Professional fees	286	200	473	508
Other	1,060	886	2,151	1,824

Total noninterest expense	8,606	7,585	17,161	15,370

Income before income taxes	1,861	4,002	3,754	7,092
Income taxes	602	1,376	1,000	2,336

Net income	1,259	2,626	2,754	4,756

Other comprehensive income net of tax:
Unrealized (losses) gains arising during period	(1,678)	1,476	(723)	1,622
Less: tax effect	647	(569)	279	(625)
Less: reclassification adjustment for gains included in net income	(2)	—	(1)	—

Total other comprehensive income	(1,033)	907	(445)	997

Comprehensive Income	$226	$3,533	$2,309	$5,753

Per share information:
Net income per common share	$10.56	$22.71	$23.18	$40.77
Cash dividends declared on common shares	0.40	0.40	0.80	0.78
Weighted average common shares outstanding	111,029	111,825	111,251	112,374

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Shareholders’ Equity
	Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509
Net income	—	—	—	—	—	—	—	4,756	—	4,756
Purchase and retirement of stock	(1,932)	(9)	—	—	(1,824)	(9)	—	(358)	—	(376)
Cash dividends:
Common stock ($.78 per share)	—	—	—	—	—	—	—	(88)	—	(88)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(158)	—	(158)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(17)	—	(17)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	997	997

Balance, June 30, 2003	358,988	$1,749	39,657	$552	111,825	$559	$10,000	$57,011	$12,752	$82,623

Balance, December 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518
Net income	—	—	—	—	—	—	—	2,754	—	2,754
Purchase and retirement of stock	(2,422)	(11)	—	—	(501)	(3)	—	(226)	—	(240)
Cash dividends:
Common stock ($.80 per share)	—	—	—	—	—	—	—	(89)	—	(89)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(158)	—	(158)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(17)	—	(17)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(444)	(444)

Balance, June 30, 2004	355,894	$1,734	39,657	$552	111,029	$555	$10,000	$62,183	$15,300	$90,324

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended June 30,
(Thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$2,754	$4,756
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	900
Investment securities gain, net	(3)	—
Gain on sale of loans	(359)	(1,142)
Proceeds from sale of loans	32,339	66,965
Loss on sale or abandonment of property and equipment	25	—
Premium amortization and discount accretion of investments, net	386	438
Amortization of intangibles	766	876
Depreciation	1,378	1,213
Net decrease in accrued interest receivable	422	298
Net decrease in accrued interest payable	(32)	(396)
Net increase in intangible assets	(42)	(308)
Net (increase) decrease in other assets	(688)	1,799
Net increase (decrease) in other liabilities	288	(132)

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,834	75,267

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	32,451	40,572
Proceeds from maturities and issuer calls of investment securities held-to-maturity	16,303	12,471
Purchases of investment securities held-to-maturity	(60,079)	(29,310)
Purchases of investment securities available-for-sale	(11,232)	(18,519)
Net increase in loans	(34,745)	(96,512)
Purchases of premises and equipment	(1,385)	(2,295)

NET CASH USED BY INVESTING ACTIVITIES	(58,687)	(93,593)

FINANCING ACTIVITIES:
Net (decrease) increase in demand and interest-bearing demand deposits	(135)	11,985
Net increase in time deposits	6,155	6,187
Net change in short-term borrowed funds	2,190	2,660
Cash dividends paid	(264)	(263)
Purchase and retirement of stock	(237)	(376)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,709	20,193

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(13,144)	$1,867
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	84,572	69,888

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$71,428	$71,755

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
Interest	$5,964	$7,146
Income taxes	$1,319	$2,754

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on securities available-for-sale, net of deferred tax	$(444)	$997
Foreclosed loans transferred to other real estate	$394	$324

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 51 banking offices in eastern North Carolina. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. whose insurance agency operations compliment the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and Banc Shares’ customers are principally located in eastern North Carolina.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiaries, Southern and Southern Capital Trust I, a trust preferred capital security finance subsidiary “the Trust”. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern. BancShares’ financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.

Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and overnight funds sold. Overnight funds sold includes federal funds sold and are purchased and sold for one day periods.

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis, over a period of 5 to 10 years as determined by independent third parties based on studies, and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $930,000 and $966,000 at June 30, 2004 and December 31, 2003 respectively. A valuation allowance for impairment of Mortgage Servicing Rights of $247,000 was recorded as of June 30, 2003. No valuation allowance for impairment was required at June 30, 2004 or at December 31, 2003.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of June 30, 2004 and December 31, 2003.

	June 30, 2004 (Unaudited)		December 31, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$13,980	$11,154	$13,981	$10,389
Mortgage servicing rights	2,529	1,599	2,423	1,457

Total	$16,509	$12,753	$16,404	$11,846

Unamortized intangible assets:
Goodwill	$6,517	—	$6,516	—

Pension	$31	—	$31	—

There was a $1,000 increase in the gross carrying amount of unamortizable goodwill at June 30, 2004 compared to December 31, 2003 as a result of an independent third party analysis of the intangible resulting from the October 2003 branch acquisition. The $1,000 was previously included in amortizable intangible assets.

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 is $6.0 million. At June 30, 2004, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

Reclassifications

Certain 2003 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities

	June 30, 2004				December 31, 2003
(In thousands, unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$130,860	$—	$(1,083)	$129,777	$86,904	$135	$(13)	$87,026
U. S. Agencies	$25,171	$—	$(99)	$25,072	$30,417	$4	$(77)	$30,344
Obligations of states and political subdivisions	27,702	924	(186)	28,440	21,048	1,005	(4)	22,049

	183,733	924	(1,368)	183,289	138,369	1,144	(94)	139,419

SECURITIES AVAILABLE-FOR-SALE:
U. S. Agencies	27,042	22	(7)	27,057	59,386	302	—	59,688
Marketable equity securities	27,420	24,938	(378)	51,980	16,025	24,754	(4)	40,775
Obligations of states and political subdivisions	6,401	274	—	6,675	7,220	340	(2)	7,558
Mortgage-backed securities	5,114	194	—	5,308	6,260	315	—	6,575

	65,977	25,428	(385)	91,020	88,891	25,711	(6)	114,596

Totals	$249,710	$26,352	$(1,753)	$274,309	$227,260	$26,855	$(100)	$254,015

Temporarily Impaired Securities Losses At June 30, 2004:

	Less Than 12 Months		12 Months or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U. S. Treasuries	$1,083	$128,758,042	$—	$—	$1,083	$128,758,042
U. S. Agencies	106	36,086	—	—	106	36,086
Obligations of states and political subdivisions	186	5,723	—	—	186	5,723

Subtotal, Debt Securities	1,375	128,799,851	—	—	1,375	128,799,851

Marketable equity securities	378	9,413	—	—	378	9,413

Total temporarily impaired securities	$1,753	$128,809,264	$—	$—	$1,753	$128,809,264

The unrealized losses on the above investment securities are the result of volatility in the investment markets during 2004. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

Note 3. ALLOWANCE FOR LOAN LOSSES

	(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Balance at beginning of year	$10,095	$9,098
Provision for loan losses	600	900
Loans charged off	(504)	(635)
Loan recoveries	101	214

Balance at end of the period	$10,292	$9,577

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

EARNINGS PER COMMON SHARE

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income	$1,259	$2,626	$2,754	$4,756
Less: Preferred dividends	(87)	(87)	(175)	(175)

Net income applicable to common shares	$1,172	$2,539	$2,579	$4,581

Weighted average common shares outstanding during the period	111,029	111,825	111,251	112,374

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (“the Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2004, beneficially owned 32,751 shares, or 29.50%, of BancShares’ outstanding common stock and 4,966 shares, or 1.40%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.70%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2004, beneficially owned 2,533,349 shares, or 28.92%, and 1,384,193 shares, or 15.80%, of the Corporation’s outstanding Class A common stock, and 660,951 shares, or 39.40%, and 210,409 shares, or 12.54%, of the Corporation’s outstanding Class B common stock. The above totals include 470,327 Class A common shares, or 5.37%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with Fidelity Bancshares NC Inc, (“Fidelity”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $2.4 million of Fidelity’s mortgage loans at June 30, 2004. In addition, BancShares provides underwriting and processing services for mortgage loans originated through Fidelity.

The following table lists the various charges paid to the Corporation during the six months ended June 30, 2004 and the six months ended June 30, 2003 in accordance with the aforementioned service contracts:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Data and item processing	$801	$661	$1,573	$1,338
Forms, supplies and equipment	315	420	609	599
Internet Banking	35	36	76	68
Consulting fees	24	23	52	49
Trustee for employee benefit plans	17	15	34	30
Other services	55	21	70	38

	$1,247	$1,176	$2,414	$2,122

Note 6. Acquisitions

BancShares has consummated numerous bank branch acquisitions in recent years. All of the acquisitions have been accounted for under the purchase method of accounting, with the results of operations not included in BancShares’ Consolidated Statements of Income until after the transaction date. The proforma impact of the acquisitions as though they had been made at the beginning of the periods presented is not considered material to BancShares’ consolidated financial statements.

There were no acquisitions during the six months ended June 30, 2003 or 2004.

BancShares has received regulatory approval to acquire two branches from Capital Bank located in Seaboard and Woodland, North Carolina. The acquisitions are expected to be completed during the third quarter of 2004. BancShares expects to acquire deposits of approximately $26.0 million, loans of approximately $8.0 million and cash of approximately $17.0 million. BancShares expects to pay approximately $1.9 million for these acquisitions.

Note 7. Retirement Plans

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

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs:

Components of net periodic benefit cost:

(in thousands)

	Pension Benefits
Three months ended June 30:	2004	2003
Service cost	$226	$186
Interest cost	259	247
Expected return on assets	(239)	(205)

Amortization cost:
Transition obligation (asset)	—	(6)
Prior service cost	2	2

Net loss	68	52

Total amortizations	70	48

Net periodic benefit cost	$316	$276

	Pension Benefits
Six months ended June 30:	2004	2003
Service cost	$449	$372
Interest cost	540	494
Expected return on assets	(487)	(410)

Amortization cost:
Transition obligation (asset)	—	(12)
Prior service cost	4	4
Net loss	156	103

Total amortizations	160	95

Net periodic benefit cost	$662	$551

The expected long-term rate of return on plan assets is 8.50% for 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

INTRODUCTION

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”). The comments are intended to supplement, and should be reviewed in conjunction with, the consolidated financial statements, related notes and selected financial data presented elsewhere herein. The comments should also be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2003, incorporated by reference in the 2003 Annual Report on Form 10-K.

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s eastern North Carolina markets and the level of financial services competition within those markets. During the majority of 2004 and 2003, general economic uncertainty and very low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers, anticipating increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market also provided many customers with an opportunity to refinance existing loans at much lower rates, the ability to reduce their overall loan requirements or the opportunity to increase their loan balances at much lower interest rates.

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

BancShare’s strategic analyses of its corporate and competitive strengths indicate many opportunities for growth and expansion of financial services within its markets. Southern operates in diverse eastern North Carolina geographic markets that offer opportunities to expand varying types of services to existing customers as well as opportunities to expand market share through strategic acquisitions of existing branch locations from competitor financial institutions. Southern also believes that, through superior customer service, there are opportunities to increase earnings performance by attracting customers of its financial competitors.

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

The net income of BancShares decreased $2.0 million from $4.8 million in the first six months of 2003 to $2.8 million in the first six months of 2004, a decrease of 42.09%. This decrease resulted primarily from a $1.3 million before tax decrease in net interest income, a $977,000 increase in personnel salary and benefit expenses and an $821,000 decrease in gains on sales of mortgage loans. Net interest income decreased as a result of the continued very low interest rate market being managed by the Federal Reserve. The average return on interest-earning assets continued to decrease at a greater rate than the decrease in the average cost of interest-bearing liabilities. Personel expense increased primarily as a result of annual merit increases for existing personnel as only one new branch was opened and only one new branch was acquired in 2003 and only one new branch has been opened in 2004. The decreasing 2003 interest rate market managed by the Federal Reserve also resulted in a significant increase in gains on sales of mortgage loans into the secondary mortgage market in 2003 as customers opted for both significant borrowings for new mortgage loans and significant mortgage refinancing of existing mortgage loans. The amount of both new mortgage loan production and existing mortgage loan refinancing has declined dramatically in 2004 as mortgage rates increased in anticipation of the Federal Reserve increasing market rates in 2004 as the overall economy has begun to slowly improve. Accordingly, gains on sales of mortgage loans into the secondary market has significantly decreased.

Per share net income available to common shares for the first six months of 2004 was $23.18, a decrease of $17.09, or 43.14%, from $40.77 for the first six months of 2003. The annualized return on average equity decreased to 6.11%, for the period ended June 30, 2004, from 10.62% for the period ended June 30, 2003 and the annualized return on average assets decreased to 0.54%, for the period ended June 30, 2004, from 0.93% for the period ended June 30, 2003.

At June 30, 2004, BancShares’ assets totaled $1.026 billion, an increase of $10.3 million, or 1.01%, from the $1.016 billion reported at December 31, 2003. During this six month period, cash and due from banks decreased $7.3 million, or 16.35% from $44.6 million to $37.3 million. During this six month period, overnight funds sold decreased $5.9 million, or 14.65% from $40.0 million to $34.2 million. During this six month period, loans, excluding loans held for sale, increased $1.3 million, or 0.21%, from $628.0 million to $629.3 million. During the six months ended June 30, 2004 investment securities increased $21.8 million, or 8.61% from $253.0 million at December 31, 2003 to $274.8 million at June 30, 2004. Total deposits increased $6.0 million, or 0.69% from $876.5 million at December 31, 2003 to $882.5 million at June 30, 2004. As a result of the continued low interest rate markets, average overnight investments were reduced and investment securities investments were increased to improve the overall investment yield for the Bank. Due to a very small increase in average loans, the deposit growth resulting from the acquisition and new branch openings discussed above was used to purchase additional investment securities.

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

ACQUISITIONS AND CONSOLIDATIONS

BancShares did not acquire any additional existing branches or close and consolidate any existing branches in the six months ended June 30, 2004 or 2003. BancShares did acquire an additional branch in October 2003, open a de novo branch in February 2003 and open a de novo branch in May 2004.

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

In recent years the recognition of gains and losses on sales of mortgage loans and the recognition of gains and losses on sales of available-for-sale securities has also had a significant impact on total noninterest income. Management does not consider these sources of noninterest income to be core sources of revenues for BancShares. The sale of mortgage loans also results in the recognition of mortgage servicing rights (MSR) income. MSR income represents the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying mortgage loans are sold and the servicing rights for the mortgage loans sold are retained. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans.

Franchise expansion has also contributed to growth in noninterest income, but has also resulted in large increases in noninterest expenses, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses.

In 2003 a de novo branch was opened in the first quarter and a branch acquisition was completed in the third quarter. On May 10, 2004 a de novo branch was opened in Manteo, North Carolina to expand the Kill Devil Hills financial services market. BancShares has received regulatory approval to acquire an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank. These two branch acquisitions are expected to be completed in the third quarter of 2004 and will expand BancShares northeastern North Carolina market service area into Northampton County. The two Capital Bank Northampton county branch acquisitions are expected to result in additions of approximately $26.0 million of deposits, $8.0 million of loans and $17.0 million of cash. BancShares expects to pay approximately $1.9 million for the Seaboard and Wooodland branch acquisitions.

Management continues to look for growth opportunities offered though existing branch acquisition opportunities and to plan for de novo expansion within its eastern North Carolina markets. The acquisition of existing branches from other financial institutions results in the payment of acquisition premiums which are allocated to non-earning assets or charged to operating earnings over time.

INTEREST INCOME

Interest-earning assets include loans, investment securities and overnight investments. Interest-earning assets reflect varying interest rates based on the risk level and maturity of the asset. Riskier investments typically carry a higher rate and exposes BancShares to potentially higher levels of default. Southern has historically focused on maintaining high asset quality requiring management to perform significant underwriting and monitoring procedures. Southern’s investment portfolio includes primarily United States Treasury and government agency securities. The level of investment securities is primarily the result of overall loan and deposit trends. When deposit growth exceeds loan growth, the excess liquidity primarily increases investment securities. When loan growth exceeds deposit growth, maturing investment securities are utilized to fund loan growth rather than being reinvested into the securities market. Southern maintains an operating liquidity level of overnight funds sold investments with other financial institutions that are within Southern’s risk tolerance levels.

Loan production is principally driven by the eastern North Carolina economy. Management primarily seeks commercial lending opportunities collateralized by real estate. Traditional mortgage loan production is also a goal of management. Most of the mortgage loan production is sold into the mortgage secondary markets with the Bank retaining the loan servicing rights. Loan demand in recent years for consumer loans has declined as consumers have responded to retailer financing promotions and utilized mortgage equity lines of credit to finance purchases.

During 2004, management anticipates increased commercial loan growth due to the continued relatively low interest rate environment and an expected slow improvement in the eastern North Carolina economy. Market interest rates are expected to slowly increase during the remainder of 2004 and into 2005. Loan demand among retail customers has shifted to open-end credit products such as equityline loans. Growth in equityline loans is also expected during the remainder of 2004 and 2005.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk.

Interest and fees on loans decreased $2.2 million, or 10.40%, from $20.9 million for the six months ended June 30, 2003 to $18.8 million for the six months ended June 30, 2004. This decrease resulted from lower loan portfolio yields due to the continued low interest rate environment in 2004.

Average loans for the six months ended June 30, 2004 were $629.7 million, an increase of 15.73% from $544.1 million for the prior year period. This increase in average loans was principally the result of growth within existing branches, a fourth quarter 2003 acquisition in Norlina, North Carolina, the opening of a new branch in Kenansville, North Carolina in the first quarter of 2003 and the opening of a new branch in Manteo, North Carolina in the second quarter of 2004. The average yield on the loan portfolio was 6.01% for the six months ended June 30, 2004 and 6.73% for the six months ended June 30, 2003.

As a result of the continued generally slow recovery of the eastern North Carolina economy, 2004 loan production opportunities have continued to be relatively limited. As a result of the deposit growth in Southerns’ existing markets, the 2003 Norlina branch acquisition, relatively weak loan demand and the low interest rate market management by the Federal Reserve, management has made investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The weighted average investment maturity at June 30, 2004 was 20.5 months compared to 20.8 months at December 31, 2003. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $86,000 or 2.81%, and totaled $3.1 million in both the six months ended June 30, 2004 and June 30, 2003. This increase was due to a decrease in the yield on the investment portfolio that more than offset an increase in the volume of average investment securities. Investment securities for the six months ended June 30, 2004 averaged $237.7 million compared to an average of $184.6 million for the same 2003 period. The increase in volume principally resulted from deposit growth which exceeded loan growth. The yield on investment securities was 3.73% for the six-month period ended June 30, 2003 and 2.67% for the six-month period ended June 30, 2004.

Interest income on overnight funds sold decreased $29,000, or 12.29% from $236,000 for the six months ended June 30, 2003 to $207,000 for the six months ended June 30, 2004. This decrease in income resulted from an increase in the average overnight funds sold to $46.8 million for the six months ended June 30, 2004 from an average of $41.4 million for the six months ended June 30, 2003 that was offset by a decrease in the yield on overnight funds to 0.88% for the six months ended June 30, 2004 from 1.13% for the six months ended June 30, 2003. The increase in average overnight funds resulted primarily from an increase in deposits.

Total interest income decreased $2.1 million or 8.75%, from $24.2 million for the six months ended June 30, 2003 to $22.1 million for the six months ended June 30, 2004. This decrease was the result of a 98 basis point decrease in average earning asset yields that more than offset an increase of $79.7 million in average earning assets.

As a result of the overall decline in market rates, average earning asset yields for the six months ended June 30, 2004 decreased to 4.88% from the 5.86% yield on average earning assets for the six months ended June 30, 2003. Average earning assets increased from $834.3 million in the six months ended June 30, 2003 to $914.0 million in the six months ended June 30, 2004. This $79.7 million increase in the average earning assets resulted primarily from existing branches, the acquisition of a branch in Norlina, North Carolina in October 2003, the opening of a de novo branch in Kenansville, North Carolina in February 2003 and the opening of a de novo branch in Manteo, North Carolina in May 2004.

INTEREST EXPENSE

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Southern’s primary funding source is deposits. Other short-term funding sources include commercial customer requirements for cash management services and a borrowing line of credit from First-Citizens Bank & Trust Company. Long-term borrowings also provide additional capital under guidelines established by the Federal Reserve.

BancShares has historically avoided excessive reliance on time deposit accounts with balances in excess of $100,000. At June 30, 2004, the time deposits greater than $100,000 were 14.61 percent of total deposits, compared to 15.05 percent of June 30, 2003 total deposits.

In June 1998, $23.0 million in long-term obligations were issued in the form of Trust Preferred Securities. These long-term obligations provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. In prior years, the long-term obligations consisted of Trust Securities issued by a finance subsidiary that were included in BancShares consolidated financial statements. As a result of the adoption of a new accounting standard in the fourth quarter of 2003, long-term obligations include $23.7 million of junior subordinated debentures at June 30, 2004.

Total interest expense decreased $818,000, or 12.12%, from $6.8 million in the six months ended June 30, 2003 to $5.9 million for the six months ended June 30, 2004. The principal reasons for this decrease were declines in the cost of funds for both deposits and short-term borrowings. As a result of the overall decline in market rates, BancShares’ total cost of funds decreased from 1.96% for the six months ended June 30, 2003 to 1.59% for the six months ended June 30, 2004. Average interest-bearing deposits were $711.4 million in the six months ended June 30, 2004, an increase of $51.8 million from the $659.6 million average in the six months ending June 30, 2003. The increase in interest-bearing deposits was primarily the result of growth within existing branches, the acquisition of one branch in October 2003 and the opening of de novo branches in February 2003 and May 2004.

NET INTEREST INCOME

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. As a result of the continued relatively weak eastern North Carolina economy, consumer concerns over the economy’s impact on the equity markets and the Federal Reserve continuing to manage relatively low interest rates, many consumers have moved cash into the shorter maturity deposit products of the Bank.

Net interest income before provision for loan losses was $16.2 million for the six months ended June 30, 2004 and $17.5 million for the six months ended June 30, 2003.

The interest rate spread for the six months ended June 30, 2004 was 3.29%, a decrease of 61 basis points from the 3.90% interest rate spread for the six months ended June 30, 2003. The decrease in the interest rate spread was primarily due to interest-bearing liabilities repricing downward during the six months ended June 30, 2004 at a slower rate than the downward repricing of interest-earning assets.

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

As a result of the relatively weak but slowly improving 2004 eastern North Carolina economy, Southern has experienced an $18,000, or 4.28%, decrease in net loan charge-offs. As a result of a relatively small increase in average loans, decreased loan charge-offs, an overall reduction in the Bank’s watch list loans and a relatively weak but slowly improving economy, management recorded $600,000 as a provision for loan losses for the six months ended June 30, 2004. For the six months ended June 30, 2003 management recorded $900,000 as a provision for loan losses. During the first six months of 2004 management charged-off loans totaling $504,000 and received recoveries of $101,000, resulting in net charge-offs of $403,000. The allowance for loan losses accordingly increased $197,000 from December 31, 2003. During the same period in 2003, $635,000 in loans were charged-off and recoveries of $214,000 were received, resulting in net charge-offs of $421,000. The ratio of annualized net charge-offs to average loans was 0.13% for both the year ended December 31, 2003 and the six months ended June 30, 2004. The following table presents comparative Asset Quality ratios of BancShares:

	(Unaudited)		(Unaudited)
	June 30,	December 31,	June 30,
	2004	2003	2003
Ratio of annualized net loans charged off to average loans	0.13%	0.13%	0.13%
Allowance for loan losses to loans excluding loans held-for-sale	1.64%	1.61%	1.50%
Non-performing loans to loans excluding loans held-for-sale	0.48%	0.40%	0.59%
Non-performing loans and assets to total assets	0.37%	0.29%	0.46%
Allowance for loan losses to non-performing loans	343.41%	398.54%	255.66%

The allowance for loan losses represented 1.64% of loans, excluding loans held-for-sale, at June 30, 2004 compared to 1.61% of loans, excluding loans held-for-sale, at December 31, 2003. The ratio of the allowance for loan losses to loans, net of loans held-for-sale, was impacted by management’s decision to add to the provision for loan losses due to continued weakness in the economy, an increase in impaired loans, an overall decrease in the mortgage loan portfolio and an increase in foreclosed other real estate. Loans, net of loans held-for-sale, increased $1.3 million, or 0.21% from $628.0 million at December 31, 2003 to $629.3 million at June 30, 2004.

The ratio of nonperforming loans to loans, net of loans held-for-sale, increased from 0.40% at December 31, 2003 to 0.48% at June 30, 2004. Nonperforming loans and assets to total assets increased to 0.37% at June 30, 2004 from 0.29% at December 31, 2003. The allowance for loan losses represented 343.41% of nonperforming loans at June 30, 2004, a decrease from the 398.54% at December 31, 2003.

The above performance changes resulted primarily from an increase in nonperforming loans to $3.0 million at June 30, 2004 from $2.5 million at December 31, 2003. The nonperforming loans at June 30, 2004 included $1.9 million of nonaccrual loans, $1.1 million of accruing loans 90 days or more past due and no restructured loans. The nonperforming loans at December 31, 2003 included $868,000 of nonaccrual loans, $1.7 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $800,000 of assets classified as other real estate at June 30, 2004. BancShares had $411,000 of assets classified as other real estate at December 31, 2003.

Management considers the June 30, 2004 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2004 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $1.4 million at June 30, 2004 compared to $547,000 at December 31, 2003. No additional allowances for loan losses were required for impaired loans.

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

NONINTEREST INCOME

Management considers the growth of noninterest income essential to maintaining profitability performance levels. The primary sources of noninterest income are deposit and loan related service charges and fees. Other significant noncore, noninterest income is derived from the sale of mortgage loans into the secondary market and the periodic sale of available-for-sale investment securities.

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non deposit-related customer service fees. Increases in this category of noninterest income are primarily the result of customer account growth within the existing branches, the opening of new branches and the acquisitions of existing branches from other financial institutions. In the six months ended June 30, 2003 the increased mortgage lending activity resulting from the very low interest rates resulted in significant increases in mortgage-related non-interest income fees and service charges. In the six months ended June 30, 2004 mortgage lending opportunities have dramatically declined from 2003 levels and, accordingly, mortgage-related non-interest income fees and service charges have dramatically declined from the 2003 levels.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the majority of loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans decreased $783,000 for the six months ended June 30, 2004 from $1.1 million in the six months ended June 30, 2003 as a result of both decreased mortgage loan production and decreased sales of mortgage loans into the secondary market.

During the six months ended June 30, 2004, BancShares realized a $545,000 decrease in noninterest income primarily as a result of a $783,000 decrease in gain on the sale of loans in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Service charges on deposit accounts for the six months ended June 30, 2004 increased $212,000 primarily as a result of growth within the existing branches, the acquisition of a branch in October 2003, the opening of a de novo branch in February 2003 and the opening of a de novo branch in May 2004.

NONINTEREST EXPENSE

The primary noninterest expenses are personnel salaries and benefits, occupancy and equipment costs related to branch offices and data processing costs. Noninterest expenses also include the expensing of intangibles amortization resulting from the acquisition of existing branch locations from other financial institutions and the expensing of mortgage servicing rights resulting from the sale of mortgage loans into the secondary mortgage markets.

Noninterest expense increased $1.8 million or 11.65%, from $15.4 million in the six months ended June 30, 2003 to $17.2 million in the six months ended June 30, 2004. This increase was primarily due to an increase in personnel expense of $977,000, or 11.83%, from $8.3 million at June 30, 2003 to $9.2 million at June 30, 2004. Personel expense increased primarily as a result of annual merit increases for existing personnel as only one new branch was opened and only one new branch was acquired in 2003 and only one new branch has been opened in 2004. The increase in occupancy expense, furniture and equipment expense and data processing expenses resulted principally from growth within the existing branches, the acquisition of a branch in October 2003, the opening of a de novo branch in February 2003 and the opening of a de novo branch in May 2004.

INCOME TAXES

In the six months ended June 30, 2004, BancShares had income tax expense of $1.0 million, a decrease of $1.3 million from $2.3 million in the prior year period. The resulting estimated effective tax rate for the six months ended June 30, 2004 was 26.64% compared to 32.94% for the six months ended June 30, 2003. The estimated effective tax rate is lower in 2004 primarily due to an increase in the ratio of tax exempt earnings to total 2004 earnings. The effective tax rates in 2004 and 2003 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – SECOND QUARTER OF 2004 VS. SECOND QUARTER OF 2003

INTRODUCTION

Net income of BancShares decreased $1.4 million, or 52.06%, from $2.6 million in the three months ended June 30, 2003 to $1.3 million in the three months ended June 30, 2004. The decrease in net income for the quarter ended June 30, 2004 resulted principally from decreased net interest income and decreased gains on sales of mortgage loans in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Per share net income available to common shares for the three months ended June 30, 2004 was $10.56, a decrease of $12.62, or 54.44%, from $22.71 in the three months ended June 30, 2003.

ACQUISITIONS AND CONSOLIDATIONS

BancShares had no acquisitions in the three months ended June 30, 2004 or the three months ended June 30, 2003. BancShares did not open any new branch locations in the three months ended June 30, 2003 but did open one de novo branch in May 2004. BancShares did not close and consolidate any locations in the three months ended June 30, 2004 or the three months ended June 30, 2003.

INTEREST INCOME

Interest and fees on loans decreased $1.1 million, or 10.86%, from $10.5 million for the quarter ended June 30, 2003 to $9.4 million for the quarter ended June 30, 2004. This decrease was due to both a decrease in average loans and lower 2004 interest rates. Average loans for the quarter ended June 30, 2004 were $631.5 million, a decrease of 0.86% from $637.0 million for the prior year quarter. The yield on the loan portfolio was 5.88% for the three months ended June 30, 2004 and 6.64% for the three months ended June 30, 2003.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $254,000, or 17.59%, from $1.4 million in the three months ended June 30, 2003 to $1.7 million in the three months ended June 30, 2004. This increase was due to increased average investments offset by lower yields. Deposit growth resulted in increased average investment securities for the quarter ended June 30, 2004 to $268.3 million as compared to $183.9 million for the same 2003 quarter. The yield on investment securities was 3.53% for the quarter ended June 30, 2003 and 2.81% for the quarter ended June 30, 2004.

Interest income on overnight funds sold decreased $26,000, or 21.85%, from $119,000 for the quarter ended June 30, 2003 to $93,000 for the quarter ended June 30, 2004. This decrease in income resulted from a decrease in rates partially offset by an increase in average overnight funds. The average volume increase resulted primarily from increased deposits. The average overnight funds sold was $43.1 million for the quarter ended June 30, 2004 compared to an average of $40.9 million for the quarter ended June 30, 2003. Average overnight federal funds sold yields were 0.86% for the quarter ended June 30, 2004 down from 1.14% for the quarter ended June 30, 2003.

Total interest income decreased $916,000, or 7.57%, from $12.1 million for the quarter ended June 30, 2003 to $11.2 million for the quarter ended June 30, 2004. This decrease was primarily the result of increased average investments offset by decreased average earning asset yields.

Average earning asset yields for the quarter ended June 30, 2004 decreased to 4.83% from the 5.76% yield on average earning assets for the quarter ended June 30, 2003. Average earning assets increased from $842.0 million in the quarter ended June 30, 2003 to $917.6 million in the quarter ended June 30, 2004. This $75.6 million increase in the average earning assets resulted primarily from growth within existing branches, the acquisition of a branch in October 2003, the opening of a new branch in February 2003 and the opening of a new branch in May 2004.

INTEREST EXPENSE

Total interest expense decreased $302,000 or 9.24%, from $3.3 million in the three months ended June 30, 2003 to $3.0 million for the quarter ended June 30, 2004. The principal reason for this decrease was lower average costs of both deposits and short-term borrowings.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.8 million for the three months ended June 30, 2003 and $8.2 million for the three months ended June 30, 2004.

The interest rate spread for the quarter ended June 30, 2004 was 3.26%, a decrease of 63 basis points from the 3.89% interest rate spread for the quarter ended June 30, 2003. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended June 30, 2004 management recorded a $300,000 provision for loan losses. Management recorded a $450,000 provision for loan losses for the quarter ended June 30, 2003. Management recorded the 2004 provision in consideration of loan growth, the continued overall weakness of the economy and an increase in net charge-offs during the three months ended June 30, 2004 compared to the net charge-offs during the three months ended June 30, 2003.

During the three months ended June 30, 2004, $379,000 in loans were charged-off and recoveries of $61,000 were received, resulting in net charge-offs of $318,000 for the three months ended June 30, 2004. During the three months ended June 30, 2003 management charged-off loans totaling $360,000 and received recoveries of $76,000, resulting in net charge-offs for the three months ended June 30, 2003 of $284,000.

NONINTEREST INCOME

During the three months ended June 30, 2004, BancShares’ noninterest income decreased $656,000 principally as a result of decreases in gain on sale of loans. Gain on sale of loans decreased $669,000 for the three months ended June 30, 2004 due principally to the 2004 decreased volume of refinanced mortgage loans compared to 2003. Service charges on deposit accounts for the three months ended June 30, 2004 increased $122,000 primarily as a result of growth within the existing branches, the acquisition of a branch in October 2003, the opening of a de novo branch in February 2003 and the opening of a de novo branch in May 2004.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $1.0 million or 13.46%, from $7.6 million in the three months ended June 30, 2003 to $8.6 million in the three months ended June 30, 2004.

This increase was primarily due to an increase in personnel expense of $483,000, or 11.60%, from $4.2 million for the quarter ended June 30, 2003 to $4.6 million for the quarter ended June 30, 2004 and increased occupancy and furniture and equipment expense resulting principally from the existing locations, the acquisition of a branch in October 2003, the opening of a new branch in February 2003 and the opening of a new branch in May 2004.

INCOME TAXES

In the three months ended June 30, 2004, BancShares had income tax expense of $602,000, a decrease of $774,000 from $1.4 million in the prior year quarter. The effective tax rate was 32.35% for the quarter ended June 30, 2004 compared to 34.38% for the quarter ended June 30, 2003. The estimated effective tax rate was lower in 2004 primarily due to an increase in the ratio of 2004 tax exempt earnings to total 2004 earnings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Included in shareholders’ equity is accumulated other comprehensive income which consists of unrealized net gains on securities available-for-sale at the date of the period identified. BancShares owns corporate stock and debt securities investments in several financial institutions. As a result of the daily equity market movement of the value of the individual investment instruments, the net after tax value of these investments above or below the recorded cost of the investments, as of the period date indicated, is reported as accumulated other comprehensive income within shareholders’ equity.

The Federal Reserve Board, which regulates BancShares, and the Federal Deposit Insurance Corporation, which regulates Southern, have established minimum capital guidelines for the institutions they supervise.

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at June 30, 2004 was 7.57%. At December 31, 2003, Southern’s leverage capital ratio was 7.62%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2004, Southern’s Total RBC ratio was 13.11%. At December 31, 2003 the RBC ratio was 12.99%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $15.3 million at June 30, 2004, and $15.7 million at December 31, 2003. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

	(Unaudited)
(Dollars in thousands)	June 30, 2004	December 31, 2003
Tier 1 capital	$73,702	$72,828
Total capital	86,555	85,594
Risk-adjusted assets	660,374	659,058
Average tangible assets	973,595	955,572

Tier 1 capital ratio (1)	11.16%	11.05%
Total capital ratio (1)	13.11%	12.99%
Leverage capital ratio (1)	7.57%	7.62%

(1)	These ratios exceed the minimum ratios required for a bank to be classified as “well capitalized” as defined by the FDIC.

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended June 30, 2004:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: 04/01/04 through 04/30/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #2: 05/01/04 through 05/31/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	1,366	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #3: 06/01/04 through 06/30/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Total numbers of shares:
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	1,366	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

(1)	All purchases were made in unsolicited transactions pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law.

Under similar authority during the six months ended June 30, 2004, BancShares repurchased an aggregate of 2,422 shares of Series B Preferred Stock and 501 shares of Common Stock. Under similar authority during the six months ended June 30, 2003, BancShares repurchased an aggregate of 1,932 shares of Series B Preferred Stock and 1,824 shares of Common Stock.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 25.05% at June 30, 2004 and 28.71% at December 31, 2003.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2004 and for the six months ended June 30, 2003. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2004 jumbo time deposits represented 14.61% of total deposits. At December 31, 2003 jumbo time deposits represented 13.89% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2004

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$771,273	$63,344	$47,913	—	$882,530
Short-term borrowings	18,060	—	—	—	18,060
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	6	33	50	—	89

Total contractual obligations	$789,339	$63,377	$47,963	$23,711	$924,390

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

OTHER MATTERS

Southern acquired an existing RBC Centura branch in Norlina, North Carolina in October 2003. This acquisition increased Southern’s deposits by $18.3 million and increased Southern’s loans by $1.2 million. Southern paid $1.7 million for this acquisition.

Southern opened a de novo full service Branch in Kenansville, North Carolina in February 2003 and a de novo full service Branch in Manteo, North Carolina in May 2004.

BancShares has received regulatory approval to acquire a Seaboard, North Carolina and a Woodland, North Carolina branch from Capital Bank. The Seaboard and Woodland acquisitions are expected to be completed in the third quarter of 2004 and are expected to result in additions of approximately $26.0 million of deposits, $8.0 million of loans and $17.0 million of cash. BancShares expects to pay approximately $1.9 million for these acquisitions.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of June 30, 2004. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2004. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2005 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2004.

(Dollars in thousands, unaudited)	Maturing in the years ended June 30
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Loans
Fixed rate	$62,208	$40,835	$51,012	$29,181	$26,048	$97,400	$306,684	$308,500
Average rate (%)	7.09%	7.23%	6.83%	6.92%	6.86%	5.97%	6.68%

Variable rate	$141,042	$39,267	$45,116	$46,335	$34,955	$19,740	$326,455	$326,455
Average rate (%)	5.04%	5.01%	4.86%	4.71%	4.55%	4.69%	4.89%

Investment securities
Fixed rate	$98,977	$102,219	$115	$2,811	$855	$69,776	$274,753	$274,309
Average rate (%)	1.78%	2.03%	7.90%	1.78%	5.60%	5.02%	2.44%

Liabilities
Savings and interest bearing checking

Fixed rate	$467,767	—	—	—	—	—	$467,767	$467,767
Average rate (%)	0.49%	—	—	—	—	—	0.49%

Certificates of deposit
Fixed rate	$299,556	$33,197	$28,370	$47,913	—	—	$409,036	$410,217
Average rate (%)	1.72%	2.68%	3.65%	3.61%	—	—	2.16%

Variable rate	$3,950	$1,777	—	—	—	—	$5,727	$5,727
Average rate (%)	1.01%	1.04%	—	—	—	—	1.02%

Short-term debt

Variable rate	$18,060	—	—	—	—	—	$18,060	$18,060
Average rate (%)	0.69%	—	—	—	—	—	0.69%

Long-term debt

Fixed rate	—	—	—	—	—	23,711	$23,711	$24,114
Average rate (%)	—	—	—	—	—	8.11%	8.11%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of June 30, 2004, which reflected a one year negative interest-sensitivity gap of $279.9 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.

One measure of the impact of BancShares interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate change on net interest income. Given the extremely low interest rate market at June 30, 2004, such a decline in interest rates would be highly unlikely, however BancShares, in addition to gap analysis, also utilizes a funds management model that indicates that BancShares could realize a $1.1 million decrease in net interest income if an immediate 100 basis point decrease were to occur. BancShares funds management model indicates that BancShares could realize a $944,000 increase in net interest income if an immediate 100 basis point increase were to occur.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)
	June 30, 2004
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:
Loans	$57,497	$45,089	$100,664	$429,889	$633,139
Investment securities	24,563	24,087	50,326	175,777	274,753
Overnight funds sold	34,159	—	—	—	34,159

Total earning assets	$116,219	$69,176	$150,990	$605,666	$942,051

Interest-Bearing Liabilities:
Savings and core time deposits	$369,726	$76,015	$48,356	$86,510	$580,607
Time deposits of $100,000 and more	55,730	24,515	23,922	24,747	128,914
Short-term borrowings	18,060	—	—	—	18,060
Long-term obligations	—	—	—	23,711	23,711

Total interest bearing liabilities	$443,516	$100,530	$72,278	$134,968	$751,292

Interest sensitivity gap	$(327,297)	$(31,354)	$78,712	$470,698	$190,759

Cumulative interest sensitivity gap	$(327,297)	$(358,651)	$(279,939)	$190,759	$190,759

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Outstanding standby letters of credit as of June 30, 2004 and December 31, 2003 amounted to $6.0 million and $3.6 million. Outstanding commitments to lend at June 30, 2004 and December 31, 2003 were $161.1 million and $182.7 million. Undisbursed advances on customer lines of credit at June 30, 2004 and December 31, 2003 were $61.3 million and $57.4 million. Outstanding standby letters of credit and commitments to lend at June 30, 2004 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at June 30, 2004 generally expire within one to five years.

At June 30, 2004, commitments to sell loans amounted to $8.3 million. At December 31, 2003 commitments to sell loans amounted to $2.2 million.

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

Item 4 – Controls and Procedures:

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

Part II – OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2004 the annual meeting of BancShares’ shareholders was held and sixteen Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified.

The following table lists the nominees for election as Directors and the Shareholders’ voting results with respect to each nominee.

Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
ELECTION OF DIRECTORS:

Bynum R. Brown	91,814	0	5,617	0	0
William H. Bryan	91,814	0	5,617	0	0
Robert J. Carroll	91,814	0	5,617	0	0
Hope H. Connell	91,814	0	5,617	0	0
J. Edwin Drew	91,814	0	5,617	0	0
Moses B. Gilliam, Jr.	91,814	0	5,617	0	0
LeRoy C. Hand, Jr.	91,814	0	5,617	0	0
Frank B. Holding	91,814	0	5,617	0	0
M. J. McSorley	91,814	0	5,617	0	0
W. Hunter Morgan	91,814	0	5,617	0	0
John C. Pegram, Jr.	91,814	0	5,617	0	0
W. A. Potts	91,814	0	5,617	0	0
Charles L. Revelle, Jr.	91,814	0	5,617	0	0
Charles O. Sykes	91,814	0	5,617	0	0
John N. Walker	91,814	0	5,617	0	0
R. S. Williams	91,814	0	5,617	0	0

Item 6 – Exhibits and Reports on Form 8K:

a. The following exhibits are filed or furnished with this Report:

31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350

b. No reports on Form 8-K were filed during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN BANCSHARES (N.C.), INC.

August 3, 2004	/s/ John C. Pegram, Jr.
Date	John C. Pegram, Jr.,
President and Chief Executive Officer

August 3, 2004	/s/ David A. Bean
Date	David A. Bean,
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350