Form 10-Q
period 2004-09-30
SOUTHERN BANCSHARES NC INC
filed 2004-11-09
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1538087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

121 East Main Street Mount Olive, North Carolina	28365
( Address of Principal Executive offices)	(Zip Code)

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

110,616 shares

Part i – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	(Unaudited)
	September 30, 2004	December 31, 2003 *
ASSETS
Cash and due from banks	$44,546	$44,552
Overnight funds sold	27,529	40,020
Investment securities:
Held-to-maturity, at amortized cost (fair value $202,084 and $110,346, respectively)	201,660	109,357
Available-for-sale, at fair value (amortized cost $55,656 and $117,903, respectively)	80,808	143,669
Loans	636,984	628,000
Loans held for sale	10,561	3,171
Less allowance for loan losses	(10,426)	(10,095)

Net loans	637,119	621,076
Premises and equipment	35,073	35,605
Intangible assets	11,816	11,106
Accrued interest receivable	5,407	4,910
Other assets	7,657	5,732

Total assets	$1,051,615	$1,016,027

LIABILITIES
Deposits:
Noninterest-bearing	$178,395	$174,155
Interest-bearing	729,112	702,355

Total deposits	907,507	876,510
Short-term borrowings	17,665	15,870
Long-term obligations	23,711	23,711
Accrued interest payable	1,328	1,364
Other liabilities	9,922	10,054

Total liabilities	960,133	927,509

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,521 and $3,583 liquidation value at September 30, 2004 and December 31, 2003, respectively; 408,728 shares authorized; 352,061 and 358,316 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,715	1,745
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both September 30, 2004 and December 31, 2003; 43,631 shares authorized; 39,657 shares issued and outstanding at both September 30, 2004 and December 31, 2003	552	552
Common stock, $5 par value; 158,485 shares authorized; 110,616 and 111,530 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	553	558
Surplus	10,000	10,000
Retained earnings	63,295	59,919
Accumulated other comprehensive income	15,367	15,744

Total shareholders’ equity	91,482	88,518

Total liabilities and shareholders’ equity	$1,051,615	$1,016,027

The accompanying notes are an integral part of these consolidated financial statements.

*	Derived from audited consolidated financial statements

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$9,575	$10,381	$28,339	$31,322
Investment securities:
U. S. Government	819	713	2,482	2,408
State, county and municipal	275	242	792	811
Other	428	355	1,390	1,147

Total investment securities interest income	1,522	1,310	4,664	4,366
Overnight funds sold	128	116	335	352

Total interest income	11,225	11,807	33,338	36,040

Interest expense:
Deposits	2,558	2,613	7,491	8,280
Short-term borrowings	42	29	92	91
Long-term obligations	473	474	1,422	1,495

Total interest expense	3,073	3,116	9,005	9,866

Net interest income	8,152	8,691	24,333	26,174
Provision for loan losses	300	450	900	1,350

Net interest income after provision for loan losses	7,852	8,241	23,433	24,824
Noninterest income:
Service charges on deposit accounts	1,835	1,721	5,322	4,996
Other service charges and fees	600	579	1,824	1,716
Investment securities gains, net	—	249	3	249
Gain on sale of loans	138	357	497	1,499
Other	153	133	414	458

Total noninterest income	2,726	3,039	8,060	8,918

Noninterest expense:
Personnel	4,695	4,310	13,930	12,568
Intangibles amortization	361	396	1,127	1,272
Occupancy	902	798	2,644	2,307
Data processing	906	748	2,673	2,205
Furniture and equipment	501	531	1,528	1,469
Professional fees	203	186	676	694
Other	1,005	1,694	3,156	3,518

Total noninterest expense	8,573	8,663	25,734	24,033

Income before income taxes	2,005	2,617	5,759	9,709
Income taxes	560	864	1,560	3,200

Net income	1,445	1,753	4,199	6,509

Other comprehensive income (loss) net of tax:
Unrealized gains (losses) arising during period	110	1,486	(613)	3,652
Less: tax effect	(42)	573	237	1,408
Less: Reclassification adjustment for gains included in net income	—	167	(1)	167

Total other comprehensive (loss) income	68	746	(377)	2,077

Comprehensive income	$1,513	$2,499	$3,822	$8,586

Per share information:
Net income per common share	$12.25	$14.84	$35.43	$55.63
Cash dividends declared on common shares	0.40	0.40	1.20	1.18
Weighted average common shares outstanding	110,701	111,825	111,043	112,189

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income
	Series B		Series C							Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509
Net income	—	—	—	—	—	—	—	6,509	—	6,509
Purchase and retirement of stock	(1,932)	(9)	—	—	(1,824)	(9)	—	(358)	—	(376)
Cash dividends:
Common stock ($1.18 per share)	—	—	—	—	—	—	—	(127)	—	(127)
Preferred B ($.67 per share)	—	—	—	—	—	—	—	(241)	—	(241)
Preferred C ($.67 per share)	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	2,077	2,077

Balance, September 30, 2003	358,988	$1,749	39,657	$552	111,825	$559	$10,000	$58,632	$13,832	$85,324

Balance, December 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518
Net income	—	—	—	—	—	—	—	4,199	—	4,199
Purchase and retirement of stock	(6,255)	(30)	—	—	(914)	(5)	—	(425)	—	(460)
Cash dividends:
Common stock ($1.20 per share)	—	—	—	—	—	—	—	(133)	—	(133)
Preferred B ($.67 per share)	—	—	—	—	—	—	—	(238)	—	(238)
Preferred C ($.67 per share)	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(377)	(377)

Balance, September 30, 2004	352,061	$1,715	39,657	$552	110,616	$553	$10,000	$63,295	$15,367	$91,482

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine months ended September 30,
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$4,199	$6,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	1,350
Investment securities gain, net	(3)	(249)
Gain on sale of loans	(497)	(1,499)
Proceeds from sale of loans	28,019	114,619
Premium amortization and discount accretion of investments, net	548	782
Loss on sale or abandonment of property and equipment	(5)	(1)
Amortization of intangibles	1,127	1,272
Depreciation	2,087	1,832
Net decrease (increase) in intangible assets	77	(510)
Net increase in accrued interest receivable	(497)	(201)
Net decrease in accrued interest payable	(36)	(517)
Net increase in other assets	(1,075)	(352)
Net increase (decrease) in other liabilities	(120)	319

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,724	123,354

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	43,839	48,777
Proceeds from maturities and issuer calls of investment securities held-to-maturity	28,970	21,001
Proceeds from sale of investment securities available-for-sale	—	1,322
Purchases of investment securities held-to-maturity	(92,590)	(52,523)
Purchases of investment securities available-for-sale	(10,583)	(15,200)
Net cash received for branches acquired	14,551	—
Net increase in loans	(33,906)	(139,436)
Purchases of premises and equipment	(1,539)	(3,347)

NET CASH USED BY INVESTING ACTIVITIES	(51,258)	(139,406)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	8,004	34,131
Net increase (decrease) in time deposits	(4,904)	4,764
Net change in short-term borrowed funds	1,795	2,752
Cash dividends paid	(398)	(395)
Purchase and retirement of stock	(460)	(376)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,037	40,876

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,497)	$24,824
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	84,572	69,888

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$72,075	$94,712

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:
Interest	$7,618	$10,383

Income taxes	$1,319	$3,592

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on securities available-for-sale, net of deferred tax	$(377)	$2,077

Foreclosed loans transferred to other real estate	$780	$349

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 53 banking offices in eastern North Carolina. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. whose insurance agency operations compliment the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

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

Effective December 31, 2003, BancShares discontinued the consolidation of Southern Capital Trust I and began reporting the junior subordinated debentures that BancShares had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective December 31, 2003, are classified as long-term obligations. The impact of this change did not have a material effect on the consolidated financial statements. Except for the accounting treatment, the relationship between Bancshares and Southern Capital Trust I has not changed. Southern Capital Trust I continues to be a wholly-owned finance subsidiary of BancShares, and the full and unconditional guarantee of BancShares for the repayment of the trust preferred securities remains in effect.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis, over a period of 5 to 10 years as determined by independent third parties based on studies, and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $890,000 and $966,000 at September 30, 2004 and December 31, 2003, respectively. No valuation allowance for impairment was required at September 30, 2004 or at December 31, 2003.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	(Unaudited)
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$14,692	$11,516	$13,981	$10,389
Mortgage servicing rights	2,563	1,673	2,423	1,457

Total	$17,255	$13,189	$16,404	$11,846

Unamortized intangible assets:
Goodwill	$7,719	$—	$6,516	$—

Pension	$31	$—	$31	$—

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities

	(Unaudited)
	September 30, 2004				December 31, 2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$150,900	$73	$(544)	$150,429	$57,892	$74	$(13)	$57,953
U. S. Agencies	20,070	—	(68)	20,002	30,417	4	(77)	30,344
Obligations of states and political subdivisions	30,690	967	(4)	31,653	21,048	1,005	(4)	22,049

	201,660	1,040	(616)	202,084	109,357	1,083	(94)	110,346

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	$—	$—	$—	$—	$29,012	$61	$—	$29,073
U. S. Agencies	17,014	4	(5)	17,013	59,386	302	—	59,688
Marketable equity securities	27,440	24,754	(144)	52,050	16,025	24,754	(4)	40,775
Obligations of states and political subdivisions	6,401	291	—	6,692	7,220	340	(2)	7,558
Mortgage-backed securities	4,801	252	—	5,053	6,260	315	—	6,575

	55,656	25,301	(149)	80,808	117,903	25,772	(6)	143,669

Totals	$257,316	$26,341	$(765)	$282,892	$227,260	$26,855	$(100)	$254,015

Temporarily Impaired Securities Losses At September 30, 2004:

	Less Than 12 Months		12 Months or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	FairValue	Unrealized Losses	Fair Value
U. S. Treasuries	$529	$113,458	$15	$5,970	$544	$119,428
U. S. Agencies	—	—	73	32,005	73	32,005
Obligations of states and political subdivisions	—	—	4	291	4	291

Subtotal, Debt Securities	529	113,458	92	38,266	621	151,724

Marketable equity securities	118	4,141	26	500	144	4,641

Total temporarily impaired securities	$647	$117,599	$118	$38,766	$765	$156,365

The unrealized losses on the above investment securities are the result of volatility in the investment markets during 2004. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

There was a $1.2 million increase in the gross carrying amount of unamortizable goodwill at September 30, 2004 compared to December 31, 2003 as a result of the acquisition of the Seaboard and Woodland branches of Capital Bank on September 13, 2004.

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 is $6.4 million. At September 30, 2004, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

Reclassifications

Certain 2003 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 3. ALLOWANCE FOR LOAN LOSSES

	(Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2004	2003
Balance at beginning of year	$10,095	$9,098
Provision for loan losses	900	1,350
Loans charged off	(704)	(843)
Loan recoveries	135	312

Balance at end of the period	$10,426	$9,917

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

	(Unaudited)		(Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,445	$1,753	$4,199	$6,509
Less: Preferred dividends	(90)	(93)	(265)	(268)

Net income applicable to common shares	$1,355	$1,660	$3,934	$6,241

Weighted average common shares outstanding during the period	110,701	111,825	111,043	112,189

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2004, beneficially owned 32,751 shares, or 29.61%, of BancShares’ outstanding common stock and 4,966 shares, or 1.41%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.79%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2004, beneficially owned 2,533,898 shares, or 28.94%, and 1,384,193 shares, or 15.81%, of the Corporation’s outstanding Class A common stock, and 662,220 shares, or 39.47%, and 207,408 shares, or 12.36%, of the Corporation’s outstanding Class B common stock. The above totals include 470,327 Class A common shares, or 5.37%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with Fidelity Bancshares NC Inc, (“Fidelity”) and Heritage BancShares, Inc. (“Heritage”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $2.1 million of Fidelity’s mortgage loans at September 30, 2004. BancShares provides underwriting and processing services for mortgage loans originated though Fidelity and Heritage.

The following table lists the various charges paid to the Corporation during the three and nine months ended September 30, 2004 and 2003 in accordance with the aforementioned service contracts:

	(Unaudited)		(Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Data and item processing	$779	$660	$2,352	$1,998
Forms, supplies and equipment	229	545	838	1,144
Internet Banking	38	45	114	113
Trustee for employee benefit plans	17	16	51	46
Consulting fees	27	32	79	81
Other services	19	22	89	60

	$1,109	$1,320	$3,523	$3,442

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

BancShares acquired two Capital Bank, Raleigh, North Carolina branches located in Seaboard, North Carolina and Woodland, North Carolina on September 13, 2004. BancShares acquired deposits of $28.0 million, loans of $10.7 million and cash of $15.4 million. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions. There were no acquisitions during the nine months ended September 30, 2003.

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

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs:

Components of net periodic benefit cost:

(in thousands)

	Pension Benefits
	2004	2003
Three months ended September 30:
Service cost	$224	$189
Interest cost	270	258
Expected return on assets	(248)	(203)

Amortization cost:
Transition obligation (asset)	—	(4)
Prior service cost 2	2
Net loss	78	70

Total amortizations	80	68

Net periodic benefit cost	$326	$312

	Pension Benefits
	2004	2003
Nine months ended September 30:
Service cost	$673	$561
Interest cost	810	752
Expected return on assets	(735)	(613)

Amortization cost:
Transition obligation (asset)	—	(16)
Prior service cost 6	6
Net loss	234	173

Total amortizations	240	163

Net periodic benefit cost	$988	$863

The expected long-term rate of return on plan assets is 8.50% for 2004.

Employer Contributions

BancShares 2003 consolidated financial statements disclosed that it expected to contribute $1.1 million to its pension plan in 2004. As of September 30, 2004, $1.4 million has been contributed. BancShares does not expect to make any additional contributions in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 2004 VS. NINE MONTHS ENDED 2003

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s eastern North Carolina markets and the level of financial services competition within those markets. During the majority of 2004 and 2003, general economic uncertainty and very low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers, anticipating increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market provided many customers with an opportunity to refinance existing loans at much lower rates, provided some customers the ability to reduce their overall loan requirements and provided some customers an opportunity to increase their loan balances at much lower interest rates.

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

The net income of BancShares decreased approximately $2.3 million from $6.5 million in the first nine months of 2003 to $4.2 million in the first nine months of 2004, a decrease of 35.49%. This decrease resulted primarily from a $1.8 million before tax decrease in net interest income and a decrease of $1.2 million of net gains on sales of loans and available-for-sale investments. The acquisition of a branch in October 2003, the opening of a new branch in May 2004 and the acquisition of two branches in September 2004 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the nine months ended September 30, 2004.

Per share net income available to common shares for the first nine months of 2004 was $35.43, a decrease of $20.20, or 36.31%, from $55.63 for the first nine months of 2003. The annualized return on average equity decreased to 6.19%, for the period ended September 30, 2004, from 10.53% for the period ended September 30, 2003.

At September 30, 2004, BancShares’ assets totaled $1.1 billion, an increase of $35.6 million, or 3.50%, from the $1.0 billion reported at December 31, 2003. During this nine month period, cash and due from banks decreased $6,000, or 0.01% from $44.6 million to $44.5 million. Overnight funds sold decreased $12.5 million, or 31.21% from $40.0 million to $27.5 million. Loans, excluding loans held for sale, increased $9.0 million, or 1.43%, from $628.0 million to $637.0 million. Investment securities increased $29.5 million, or 11.66% from $253.0 million at December 31, 2003 to $282.5 million at September 30, 2004. Total deposits increased $31.0 million, or 3.54% from $876.5 million at December 31, 2003 to $907.5 million at September 30, 2004.

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

In recent years the recognition of gains and losses on sales of mortgage loans and the recognition of gains and losses on sales of available-for-sale securities has also had a significant impact on total noninterest income. Management does not consider these sources of noninterest income to be core sources of revenues for BancShares. The sale of mortgage loans also results in the recognition of mortgage servicing rights (MSR) income. MSR income represents the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying mortgage loans are sold and the servicing rights for the mortgage loans sold are retained. Capitalized MSR is amortized into income over the projected servicing life of the underlying loans.

Franchise expansion has also contributed to growth in noninterest income, but has also resulted in large increases in noninterest expenses, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses.

BancShares opened a de novo full service branch in Kenansville, North Carolina in February 2003 and acquired a Norlina branch from RBC Centura Bank in October 2003. On May 10, 2004 a de novo branch was opened in Manteo, North Carolina to expand the Kill Devil Hills financial services market. On September 13, 2004 BancShares acquired an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank of Raleigh, North Carolina. These two branch acquisitions expanded BancShares northeastern North Carolina market service area into Northampton County. The two Northampton county branch acquisitions added $28.0 million of deposits, $10.7 million of loans and $15.4 million of cash. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions. BancShares did not acquire any additional locations in the nine months ended September 30, 2003.

Management continues to look for growth opportunities offered though existing branch acquisition opportunities and to plan for de novo expansion within its eastern North Carolina markets. The acquisition of existing branches from other financial institutions results in the payment of acquisition premiums which are allocated to non-earning assets or charged to operating earnings over time.

INTEREST INCOME

Interest-earning assets include loans, investment securities and overnight investments. Interest-earning assets reflect varying interest rates based on the risk level and maturity of the asset. Riskier investments typically carry a higher rate and exposes BancShares to potentially higher levels of default. Southern has historically focused on maintaining high asset quality, requiring management to perform significant underwriting and monitoring procedures. Southern’s investment portfolio includes primarily United States Treasury and Government agency securities. The level of investment securities is primarily the result of overall loan and deposit trends. When deposit growth exceeds loan growth, the excess liquidity primarily increases investment securities. When loan growth exceeds deposit growth, maturing investment securities are utilized to fund loan growth rather than being reinvested into the securities market. Southern maintains an operating liquidity level of overnight funds sold investments with other financial institutions that are within Southern’s risk tolerance levels.

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

Interest and fees on loans decreased $3.0 million, or 9.52%, from $31.3 million for the nine months ended September 30, 2003 to $28.3 million for the nine months ended September 30, 2004. This decrease resulted from both decreased loan portfolio balances and decreased loan yields. Average loans for the nine months ended September 30, 2004 were $632.7 million, a decrease of $1.2 million, or 0.19%, from $633.9 million for the prior year period. This decrease in average loans was principally the result of a continued weak economy that offset the additions of de novo branches in February 2003 and May 2004 and branch acquisitions in October 2003 and September 2004. The yield on the loan portfolio decreased to 5.99% for the nine months ended September 30, 2004 from 6.61% for the nine months ended September 30, 2003.

As a result of the continued generally slow recovery of the eastern North Carolina economy, 2004 loan production opportunities have continued to be relatively limited in several of Southern’s markets. As a result of the deposit growth in Southern’s existing markets, the 2003 Norlina branch acquisition, the 2004 Seaboard and Woodland acquisitions, relatively weak loan demand and the low interest rate market management by the Federal Reserve, management has made investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The weighted average investment maturity at September 30, 2004 was 19.2 months compared to 20.8 months at December 31, 2003. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $298,000 or 6.83%, from $4.4 million in the nine months ended September 30, 2003 to $4.7 million in the nine months ended September 30, 2004. This increase was due to an increase in average investment securities partially offset by a decrease in yields for the nine months ended September 30, 2004. The average investment securities for the nine months ended September 30, 2004 was $240.7 million as compared to $186.1 million for the same 2003 period. The increase in volume principally resulted from the de novo full service branch opened in Kenansville, North Carolina in February 2003, the Norlina branch acquired from RBC Centura Bank in October 2003, the opening of a de novo branch in Manteo, North Carolina in May 2004 and the September 2004 acquisitions of an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank. The yield on investment securities was 2.59% for the nine-month period ended September 30, 2004 and 3.51% for the nine-month period ended September 30, 2003.

Interest income on overnight funds sold decreased $17,000, or 4.83%, from $352,000 for the nine months ended September 30, 2003 to $335,000 for the nine months ended September 30, 2004. This decrease in income resulted from both a decrease in the average overnight funds sold to $43.6 million for the nine months ended September 30, 2004 from an average of $45.4 million for the nine months ended September 30, 2003 and a decrease in the average overnight funds sold yields from 1.02% for the nine months ended September 30, 2003, to 1.01% for the nine months ended September 30, 2004.

Total interest income decreased $2.7 million or 7.50%, from $36.0 million for the nine months ended September 30, 2003 to $33.3 million for the nine months ended September 30, 2004. This decrease was the result of an increase of $71.6 million in average earning assets offset by an 84 basis point decrease in average earning asset yields.

Average earning asset yields for the nine months ended September 30, 2004 decreased to 4.86% from the 5.70% yield on average earning assets for the nine months ended September 30, 2003 as a result of the overall decline in market rates. Average earning assets increased from $845.4 million in the nine months ended September 30, 2003 to $917.0 million in the nine months ended September 30, 2004. This $71.6 million increase in the average earning assets resulted primarily from growth within the existing branches, the opening of the denovo branches and the acquisitions discussed above.

INTEREST EXPENSE

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Southern’s primary funding source is deposits. Other short-term funding sources include commercial repurchase agreements and a borrowing line of credit from First-Citizens Bank & Trust Company. Long-term borrowings also provide additional capital under guidelines established by the Federal Reserve.

BancShares has historically avoided excessive reliance on time deposit accounts with balances in excess of $100,000. At September 30, 2004, the time deposits greater than $100,000 were 13.76% of total deposits, compared to 14.95% of September 30, 2003 total deposits.

In June 1998, $23.0 million in long-term obligations were issued in the form of Trust Preferred Securities. These long-term obligations provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. In prior years, the long-term obligations consisted of Trust Securities issued by a finance subsidiary that were included in BancShares’ consolidated financial statements. The Financial Accounting Standards Board issued accounting requirements in the fourth quarter of 2003 that resulted in the de-consolidation of the trust that had issued the Trust Preferred Securities. As a result of the adoption of this new accounting standard, the Trust Preferred Securities $23.7 million of junior subordinated debentures are reported as long-term obligations on the consolidated financial statements.

Total interest expense decreased $861,000, or 8.73%, from $9.9 million in the nine months ended September 30, 2003 to $9.0 million for the nine months ended September 30, 2004. BancShares’ total cost of funds decreased from 1.88% for the nine months ended September 30, 2003 to 1.60% for the nine months ended September 30, 2004 as a result of the overall decrease in market rates. Average interest-bearing deposits were $712.3 million in the nine months ended September 30, 2004, an increase of $48.6 million from the $663.7 million average in the nine months ending September 30, 2003. The increase in interest-bearing deposits was primarily the result of growth within the existing branches, the opening of the de novo branches and the acquisitions discussed above.

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

Net interest income before provision for loan losses was $24.3 million for the nine months ended September 30, 2004 and $26.2 million for the nine months ended September 30, 2003.

The interest rate spread for the nine months ended September 30, 2004 was 3.26%, a decrease of 56 basis points from the 3.82% interest rate spread for the nine months ended September 30, 2003. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the downward repricing of interest-earning assets.

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

During the first nine months of 2004 management charged-off loans totaling $704,000 and received recoveries of $135,000, resulting in net charge-offs of $569,000. During the same period in 2003, $843,000 in loans were charged-off and recoveries of $312,000 were received, resulting in net charge-offs of $531,000. As a result of the relatively weak 2004 eastern North Carolina economy, Southern has experienced a $38,000, or 7.16%, increase in net loan charge-offs. In consideration of the impact of this increase in net loan charge-offs, offset by the impact of both a decrease in average loans and a reduction in the Bank’s watch list loans, management recorded $900,000 as a provision for loan losses for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 management recorded $1.4 million as a provision for loan losses. The ratio of net charge-offs to average loans decreased from 0.13% for the year ended December 31, 2003 to an annualized 0.12% for the nine months ended September 30, 2004. The allowance for loan losses accordingly increased $331,000 from December 31, 2003. The following table presents comparative Asset Quality ratios of BancShares:

	September 30, 2004	December 31, 2003	September 30, 2003
Ratio of annualized net loans charged off to average loans	0.12%	0.13%	0.11%
Allowance for loan losses to loans excluding loans held-for-sale	1.64%	1.61%	1.56%
Non-performing loans to loans excluding loans held-for-sale	0.39%	0.40%	0.39%
Non-performing loans and assets to total assets	0.35%	0.29%	0.32%
Allowance for loan losses to non-performing loans	422.11%	398.54%	400.36%

The allowance for loan losses represented 1.64% of loans, excluding loans held-for-sale, at September 30, 2004 compared to 1.61% of loans, excluding loans held-for-sale, at December 31, 2003. The ratio of the allowance for loan losses to loans, net of loans held-for-sale, was impacted by management’s decision to add to the provision for loan losses due to the continued weakness in the economy, an increase in impaired loans, a decrease in the mortgage loan portfolio and an increase in foreclosed other real estate. Loans, net of loans held-for-sale, increased $9.0 million, or 1.43% from $628.0 million at December 31, 2003 to $637.0 million at September 30, 2003.

The ratio of nonperforming loans to loans, net of loans held-for-sale, decreased from 0.40% at December 31, 2003 to 0.39% at September 30, 2004. Nonperforming loans and assets to total assets increased to 0.35% at September 30, 2004 from 0.29% at December 31, 2003. The allowance for loan losses represented 422.11% of nonperforming loans at September 30, 2004, an increase from the 398.54% at December 31, 2003.

Performance improvements resulted primarily from loan growth and decreased nonperforming loans of $2.5 million at September 30, 2004 compared to $3.1 million at December 31, 2003. The nonperforming loans at September 30, 2004 included $1.4 million of nonaccrual loans, $1.1 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $1.2 million of assets classified as other real estate at September 30, 2004. BancShares had $411,000 of assets classified as other real estate at December 31, 2003.

Management considers the September 30, 2004 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2004 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $1.0 million at September 30, 2004 compared to $547,000 at December 31, 2003. No additional allowances for loan losses were required for these impaired loans.

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

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non-deposit-related customer service fees. Increases in this category of noninterest income are primarily the result of customer account growth within the existing branches, the opening of new branches and the acquisitions of existing branches from other financial institutions. In the nine months ended September 30, 2003 the increased mortgage lending activity resulting from the very low interest rates resulted in significant increases in mortgage-related non-interest income fees and service charges. In the nine months ended September 30, 2004 mortgage lending opportunities have dramatically declined from 2003 levels and, accordingly, mortgage-related non-interest income fees and service charges have dramatically declined from the 2003 levels.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the majority of loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans decreased $1.0 million for the nine months ended September 30, 2004 from $1.5 million in the nine months ended September 30, 2003 as a result of both decreased mortgage loan production and decreased sales of mortgage loans into the secondary market.

During the nine months ended September 30, 2004, BancShares realized a $858,000 decrease in noninterest income primarily as a result of a $1.2 million before tax decrease in gains on sale of loans and investment securities in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Service charges on deposit accounts for the nine months ended September 30, 2004 increased $326,000 and other service charges and fees for the nine months ended September 30, 2004 increased $108,000 over the nine months ended September 30, 2003 primarily as a result of growth within the existing branches, the opening of de novo branches and the acquisitions discussed above.

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

Noninterest expense increased $1.7 million or 7.08%, from $24.0 million in the nine months ended September 30, 2003 to $25.7 million in the nine months ended September 30, 2004.

This increase was primarily due to an increase in personnel expense of $1.4 million, or 10.84%, from $12.6 million at September 30, 2003 to $13.9 million at September 30, 2004 and increased occupancy, data processing and other expenses resulting principally from the existing branches, the de novo branch additions and the branch acquisitions discussed above.

INCOME TAXES

In the nine months ended September 30, 2004 BancShares recorded income tax expense of $1.6 million. In the nine months ended September 30, 2003, BancShares recorded income tax expense of $3.2 million. The resulting effective tax rate for the nine months ended September 30, 2004 was 27.09%. The effective tax rate for the nine months ended September 30, 2003 was 32.96%. The estimated effective tax rate was lower in 2004 due to an increase in tax-exempt income in 2004 as a percentage of total income before taxes for 2004. The effective tax rates in 2004 of 27.09% and in 2003 of 32.96% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – THIRD QUARTER OF 2004 VS. THIRD QUARTER OF 2003

INTRODUCTION

In the three months ended September 30, 2004, the net income of BancShares decreased $308,000 from $1.8 million in the three months ended September 30, 2003 to $1.4 million in the three months ended September 30, 2004, a decrease of 17.57%. The decrease in net income for the quarter ended September 30, 2004 is attributed principally to a before tax $468,000 decrease in gains on sales of loans and available-for-sale investment securities, and a $539,000 decrease in before tax net interest income.

Per share net income available to common shares for the three months ended September 30, 2004 was $12.25, a decrease of $2.59, or 17.45%, from $14.84 for the three months ended September 30, 2003.

ACQUISITIONS

BancShares acquired a Seaboard, North Carolina branch and a Woodland, North Carolina branch from Capital Bank of Raleigh, North Carolina on September 13, 2004. Deposit growth of $28.0 million, loan growth of $10.7 million, additional cash of $15.4 million and intangible assets of $1.9 million resulted from this acquisition. BancShares had no acquisitions in the quarter ended September 30, 2003.

INTEREST INCOME

Interest and fees on loans decreased $806,000 or 7.76% to $9.6 million for the quarter ended September 30, 2004 from $10.4 million for the quarter ended September 30, 2003. This decrease was due to both decreased loan balances and lower loan portfolio yields. Average loans for the quarter ended September 30, 2004 were $638.7 million, a decrease of 1.22% from $646.6 million for the prior year quarter. The yield on the loan portfolio was 5.95% for the three months ended September 30, 2004 and 6.37% for the three months ended September 30, 2003.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $212,000, or 16.18%, from $1.3 million in the three months ended September 30, 2003 to $1.5 million in the three months ended September 30, 2004. This increase was primarily due to an increase in the average investment portfolio that was partially offset by decreased yields. Average investment securities for the quarter ended September 30, 2004 increased to $246.9 million as compared to $189.1 million for the same 2003 quarter. The yield on investment securities was 2.44% for the quarter ended September 30, 2004 and 3.10% for the quarter ended September 30, 2003.

Interest income on overnight funds sold increased $12,000, or 10.34%, from $116,000 for the quarter ended September 30, 2003 to $128,000 for the quarter ended September 30, 2004. This increase in income resulted from a decrease in volume offset by an increase in yield. The average overnight funds sold was $37.3 million for the quarter ended September 30, 2004 compared to an average of $53.2 million for the quarter ended September 30, 2003. Average overnight funds sold yields were 1.34% for the quarter ended September 30, 2004 an increase from 0.86% for the quarter ended September 30, 2003.

Total interest income decreased $582,000, or 4.93%, from $11.8 million for the quarter ended September 30, 2003 to $11.2 million for the quarter ended September 30, 2004. This decrease was primarily the result of a decrease in the yields on average earning assets resulting primarily from the overall lower market interest rates during the quarter ended September 30, 2004.

Average earning asset yields for the quarter ended September 30, 2004 decreased to 4.83% from the 5.40% yield on average earning assets for the quarter ended September 30, 2003. Average earning assets increased from $867.2 million in the quarter ended September 30, 2003 to $923.0 million in the quarter ended September 30, 2004.

INTEREST EXPENSE

Total interest expense decreased $43,000 from $3.1 million for the three months ended September 30, 2003 to $3.1 million for the three months ended September 30, 2004. Interest expense decreased as the impact of the increased balances was offset by decreased costs of deposits and short-term borrowings.

Interest-bearing liability rates for the quarter ended September 30, 2004 decreased to 1.62% from the 1.74% cost for the quarter ended September 30, 2003. Average interest-bearing liabilities increased from $711.8 million in the quarter ended September 30, 2003 to $754.6 million in the quarter ended September 30, 2004.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.2 million for the three months ended September 30, 2004 and $8.7 million for the three months ended September 30, 2003.

The interest rate spread for the quarter ended September 30, 2004 was 3.21%, a decrease of 45 basis points from the 3.66% interest rate spread for the quarter ended September 30, 2003. The decrease in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing downward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2004 management recorded $300,000 as a provision for loan losses. Management made a $450,000 provision for loan losses for the quarter ended September 30, 2003. BancShares recorded the 2004 provision for loan losses due to loan growth, the continued overall relative weakness of the economy and increased charge-offs for the quarter ended September 30, 2003.

During the three months ended September 30, 2004, $200,000 in loans were charged-off and recoveries of $34,000 were received, resulting in net charge-offs of $166,000 for the three months ended September 30, 2004. During the three months ended September 30, 2003 management charged-off loans totaling $208,000 and received recoveries of $98,000, resulting in $110,000 of net charge-offs for the three months ended September 30, 2003.

NONINTEREST INCOME

During the three months ended September 30, 2004, BancShares’ noninterest income decreased $313,000 principally as a result of decreased gains on sales of loans and available-for-sale-securities. Service charges on deposit accounts for the three months ended September 30, 2004 increased $114,000 and other service charges and fees for the three months ended September 30, 2004 increased $21,000 over the three months ended September 30, 2003 primarily as a result of growth within the existing branches, the opening of the de novo branches and the acquisitions discussed above.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, decreased $90,000 or 1.04%, from $8.7 million in the three months ended September 30, 2003 to $8.6 million in the three months ended September 30, 2004.

This decrease was primarily due to a decrease in charitable contributions of $727,000 from $727,000 for the quarter ended September 30, 2003 to $0 for the quarter ended September 30, 2004 partially offset by increased occupancy, data processing and other expenses resulting principally from the growth within the existing branches, the addition of de novo branches and the branch acquisitions discussed above.

INCOME TAXES

In the three months ended September 30, 2004, BancShares had income tax expense of $560,000, a decrease of $304,000 from $864,000 in the prior year quarter. This decrease is due to decreased earnings and a decrease in the estimated effective tax rate for the quarter ended September 30, 2004 to 27.93% compared to 33.01% for the quarter ended September 30, 2003. The effective tax rates for the quarters ended September 30, 2004 of 27.93% and September 30, 2003 of 33.01% differ from the federal statutory rate of 34.00% primarily due to the relative proportion of tax exempt income.

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

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at September 30, 2004 was 7.47%. At December 31, 2003, Southern’s leverage capital ratio was 7.62%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At September 30, 2004, Southern’s Total RBC ratio was 12.84%. At December 31, 2003 the RBC ratio was 12.99%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $15.4 million at September 30, 2004 compared to $15.7 million at December 31, 2003. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

	(Unaudited)
(Dollars in thousands)	September 30, 2004	December 31, 2003
Tier 1 capital	$72,993	$72,828
Total capital	85,769	85,594
Risk-adjusted assets	668,214	659,058
Average tangible assets	977,758	955,572

Tier 1 capital ratio (1)	10.92%	11.05%
Total capital ratio (1)	12.84%	12.99%
Leverage capital ratio (1)	7.47%	7.62%

(1)	These ratios exceed the minimum ratios required for a bank to be classified as “well capitalized” as defined by the FDIC.

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended September 30, 2004:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: 07/01/04 through 07/31/04
Common Stock	388	$425.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #2: 08/01/04 through 08/31/04
Common Stock	25	$425.00	N/A	N/A
Series B Preferred Stock	3,833	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #3: 09/01/04 through 09/30/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Total numbers of shares:
Common Stock	413	$425.00	N/A	N/A
Series B Preferred Stock	3,833	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

(1)	All purchases were made in unsolicited transactions pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law.

Under similar authority during the nine months ended September 30, 2004, BancShares repurchased an aggregate of 6,255 shares of Series B Preferred Stock and 914 shares of Common Stock. Under similar authority during the nine months ended September 30, 2003, BancShares repurchased an aggregate of 1,932 shares of Series B Preferred Stock and 1,824 shares of Common Stock.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 23.66% at September 30, 2004 and 28.71% at December 31, 2003.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2004 jumbo time deposits represented 13.76% of total deposits. At December 31, 2003 jumbo time deposits represented 13.89% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2004

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$786,967	$87,695	$32,845	—	$907,507
Short-term borrowings	17,665	—	—	—	17,665
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	60	100	21	—	181

Total contractual obligations	$804,692	$87,795	$32,866	$23,711	$949,064

ACCOUNTING AND OTHER MATTERS

In December 2003, the FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement 132”). Statement 132 prescribes employer’s disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Statement 132 retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. Statement 132 is effective for fiscal years ending after December 15, 2003. The disclosures made elsewhere in this report conform to the requirements of Statement 132.

The SEC recently released Staff Accounting Bulletin No. 105, (“SAB 105”) “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. Adoption of SAB 105 on April 1, 2004 had no material effect on the consolidated financial statements.

OTHER MATTERS

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Outstanding standby letters of credit at September 30, 2004 were $6.4 million compared to $3.6 million at December 31, 2003. Outstanding commitments to lend at September 30, 2004 were $169.2 million compared to $182.7 million at December 31, 2003. Undisbursed advances on customer lines of credit were $63.1 million at September 30, 2004 compared to $57.4 million at December 31, 2003. Outstanding standby letters of credit and commitments to lend at September 30, 2004 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at September 30, 2004 generally expire within one to five years.

At September 30, 2004, commitments to sell loans amounted to $10.5 million. At December 31, 2003 commitments to sell loans amounted to $2.2 million.

BancShares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Southern grants agribusiness, commercial and consumer loans to customers primarily in eastern North Carolina. Although Southern has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the agricultural industry.

BancShares is also involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of such actions will not have a material adverse effect on the consolidated financial condition of BancShares.

REGULATORY MATTERS

The Sarbanes-Oxley Act of 2002 (“the S-O Act”) is significant federal legislation that was signed into law on July 30, 2002 that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the S-O Act became effective immediately, while others are still in the process of being implemented. In general, the S-O Act mandates important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.

The S-O Act establishes new responsibilities for corporate Chief Executive Officers and Chief Financial Officers, Boards of Directors and Audit Committees of the Boards of Directors in the financial reporting process. The S-O Act also created a new regulatory body to oversee outside auditors of public companies. The economic and operational effects of the S-O Act on public companies, including BancShares, have been, and will continue to be, significant in terms of the increased time, resources and operating costs associated with complying with the new law. Because the S-O Act, for the most part, applies equally to large and small public companies, it will continue to present BancShares with particular challenges. Increased audit fees and compliance costs associated with compliance with the S-O Act could have a negative effect on operating results of BancShares.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of September 30, 2004. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of September 30, 2004 For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2005 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2004.

(Dollars in thousands, unaudited)	Maturing in the years ended September 30
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Loans
Fixed rate	$61,156	$41,981	$56,040	$28,449	$26,578	$97,125	$311,329	$309,711
Average rate (%)	6.95%	7.15%	7.00%	6.92%	6.83%	6.27%	6.76%

Variable rate	$145,088	$39,564	$52,305	$46,487	$30,434	$22,338	$336,216	$336,216
Average rate (%)	5.53%	5.41%	5.27%	5.19%	5.26%	5.20%	5.38%

Investment securities
Fixed rate	$106,937	$102,261	$885	$855	$964	$70,566	$282,468	$282,892
Average rate (%)	1.91%	2.13%	5.65%	5.60%	5.72%	5.02%	2.55%

Liabilities
Savings and interest bearing checking

Fixed rate	$500,981	—	—	—	—	—	$500,981	$500,981
Average rate (%)	0.53%	—	—	—	—	—	0.53%

Certificates of deposit
Fixed rate	$281,830	$33,335	$52,885	32,845	—	—	$400,895	$415,326
Average rate (%)	1.73%	2.72%	3.56%	3.33%	—	—	2.19%

Variable rate	$4,156	$1,475	—	—	—	—	$5,631	$5,631
Average rate (%)	1.33%	1.39%	—	—	—	—	1.35%

Short-term debt

Variable rate	$17,665	—	—	—	—	—	$17,665	$17,665
Average rate (%)	1.13%	—	—	—	—	—	1.13%

Long-term debt

Fixed rate	—	—	—	—	—	23,711	$23,711	$24,588
Average rate (%)	—	—	—	—	—	8.11%	8.11%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of September 30, 2004, which reflected a one year negative interest-sensitivity gap of $285.5 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.

One measure of the impact of BancShares’ interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate increase or decrease on net interest income. Given the extremely low interest rate market at September 30, 2004, a decrease in interest rates would be highly unlikely, however In addition to the gap analysis at September 30, 2004 shown in the table below, BancShares also utilizes a funds management model that indicates that BancShares could realize a $885,000 decrease in net interest income if an immediate 100 basis point rate decrease were to occur. BancShares’ funds management model indicates that BancShares could realize a $300,000 increase in net interest income if an immediate 100 basis point rate increase were to occur.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

	September 30, 2004
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:

Loans	$67,281	$58,036	$80,927	$441,301	$647,545
Investment securities	27,126	24,639	55,171	175,532	282,468
Temporary investments	27,529	—	—	—	27,529

Total earning assets	$121,936	$82,675	$136,098	$616,833	$957,542

Interest-Bearing Liabilities:
Savings and core time deposits	$410,847	$56,180	$49,469	$87,762	$604,258

Time deposits of $100,000 and more	52,584	18,183	21,309	32,778	124,854
Short-term borrowings	17,665	—	—	—	17,665
Long-term obligations	—	—	—	23,711	23,711

Total interest-bearing liabilities	$481,096	$74,363	$70,778	$144,251	$770,488

Interest sensitivity gap	$(359,160)	$8,312	$65,320	$472,582	$187,054

Cumulative interest sensitivity gap	$(359,160)	$(350,848)	$(285,528)	$187,054	$187,054

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

No change occurred in BancShares’ internal control over financial reporting during the period covered by this report that was identified in connection with the above evaluation and that has materially affected, or is reasonably likely to materially affect, BancShares internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding BancShares’ repurchases of its outstanding equity securities is incorporated herein by reference to the information in “Item 2. Managements’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Issuer Repurchases of Equity Securities.”

Item 6. Exhibits

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

SOUTHERN BANCSHARES (N.C.), INC.

November 8, 2004	/s/John C. Pegram, Jr.
Date	John C. Pegram, Jr.,
Chairman of the Board, President and Chief Executive Officer

November 8, 2004	/s/David A. Bean
Date	David A. Bean,
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350