Form 10-K
period 2004-12-31
SOUTHERN BANCSHARES NC INC
filed 2005-03-15
CIK 703904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 0-10852

SOUTHERN BANCSHARES (N.C.), INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1538087
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Yes ☐     No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $47.2 million. (There is no established market, published quotes or reported prices for the Registrant’s common stock. The market value of shares held by nonaffiliates has been calculated based on prices known to management of Registrant in privately negotiated transactions.)

The number of shares outstanding of the Registrant’s common stock as of March 07, 2004: Common Stock, $5.00 par value—109,452 shares

Portions of the Registrant’s definitive Proxy Statement dated March 22, 2005 for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

CROSS REFERENCE INDEX

			Page Number
PART I	Item 1	Business	3
	Item 2	Properties	8
	Item 3	Legal Proceedings	33
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	34
	Item 6	Selected Financial Data	12
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	23
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2004 and 2003	32-33
		Reports of Independent Registered Public Accounting Firms	37-38
		Consolidated Balance Sheets as of December 31, 2004 and 2003	39
		Consolidated Statements of Income and Comprehensive Income
		for the years ended December 31, 2004, 2003 and 2002	40
		Consolidated Statements of Shareholders’ Equity for the years
		ended December 31, 2004, 2003 and 2002	41
		Consolidated Statements of Cash Flows for the years ended
		December 31, 2004, 2003 and 2002	42
		Notes To Consolidated Financial Statements	43-64
	Item 9	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosures	None
	Item 9A	Controls and Procedures	36
	Item 9B	Form 8-K Required Disclosures Not Reported	None
PART III	Item 10	Directors and Executive Officers of Registrant		*
	Item 11	Executive Compensation		*
	Item 12	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters		*
	Item 13	Certain Relationships and Related Transactions		*
	Item 14	Principal Accountant Fees and Services		*
PART IV	Item 15	Exhibits and Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for Reference)
	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8
	(3)	The Exhibits listed in the Exhibit Index are being filed or furnished with or incorporated into this report	67
SIGNATURES			65-66
EXHIBIT INDEX			67

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “PROPOSAL 1: ELECTION OF DIRECTORS”, “Executive Officers”, “Audit Committee—Function” and “Audit Committee—Members” on pages 4, 5, 6 and 10 of Registrant’s definitive Proxy Statement dated March 22, 2005, and the information that appears under the captions “Code of Ethics”, “Audit Committee Financial Expert” and “Procedures for Shareholder Recommendations to Nominating Committee” on pages 35 of this report.

Information required by Item 11 is incorporated herein by reference to the information that appears under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” on pages 5, 8 and 10 of the Registrant’s definitive Proxy Statement dated March 22, 2005.

Information required by Item 12 is incorporated herein by reference to the information that appears under the caption “Beneficial Ownership of Voting Securities” on pages 2 through 4 of the Registrant’s definitive Proxy Statement dated March 22, 2005.

Information required by Item 13 is incorporated herein by reference to the information that appears under the caption “Transactions with Related Parties” on page 12 and 13 of the Registrant’s definitive Proxy Statement dated March 22, 2005.

Information required by Item 14 is incorporated herein by reference to the information that appears under the caption “Services and Fees During 2004” on page 14 of the Registrant’s definitive Proxy Statement dated March 22, 2005.

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

Southern is BancShares’ principal operating subsidiary and is currently engaged in commercial banking through 53 offices located primarily in eastern North Carolina.

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

Employees.    All of BancShares’ Officers serve as Officers of Southern. BancShares has no employees of its own. As of December 31, 2004, Southern employed 406 full-time employees (including executive officers) and 34 part-time employees. Southern is not a party to any collective bargaining agreement with its employees and it considers its relations with its employees to be good.

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

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons. Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the Bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non- affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

The following table lists Southern’s capital ratios at December 31, 2004:

	Minimum Required Ratio	Required Ratio To Be Well Capitalized	Southern’s Ratio at December 31, 2004
Risk-based capital ratios:
Tier I capital to risk-weighted assets	4.00%	6.00%	11.32%
Total capital to risk-weighted assets	8.00%	10.00%	13.45%
Leverage capital ratio	3.00%	5.00%	7.39%

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

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law. On December 31, 2004, Southern had capital sufficient to qualify as “well capitalized.”

Reserve Requirements.    Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $47.6 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of Southern’s interest-earning assets.

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

Southern’s home office is located at 116 East Main Street, Mount Olive, North Carolina. All of Southern’s offices are in North Carolina. At December 31, 2004 there were 53 Southern offices.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”), for 2004, 2003 and 2002. The comments are intended to supplement and should be reviewed in conjunction with the consolidated financial statements, related notes and selected financial data presented elsewhere herein.

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s markets and the overall level of financial services competition within those markets. During 2004 and 2003, overall economic uncertainty and very low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market also provided many customers with an opportunity to refinance existing loans and the ability to either reduce their overall loan requirements or to increase their loan requirements at much lower interest rates.

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

An analysis of BancShares’ overall financial condition and growth can be made by examining the changes and trends in the interest-earning asset and interest-bearing components in the following tables, discussions, consolidated financial statements and notes to the consolidated financial statements. Tables and discussions are also presented detailing the impact of branch acquisitions, capital position, loan loss experience, allowances for loan losses, non-interest expenses and non-interest income.

Consolidated net income was $5.8 million for 2004 compared to $8.1 million for 2003 and $9.1 million for 2002. Net income per share for the year ended December 31, 2004 totaled $49.12 compared to $68.72 in 2003 and $76.77 in 2002. Return on average assets totaled 0.56 percent during 2004, 0.85 percent during 2003 and 1.05 percent during 2002. Table 1 provides a five year summary of financial information for BancShares.

BancShares experienced an 28.06 percent decrease in net income during 2004, compared to 2003. The principal core earnings cause of this decrease was reduced net interest income created by the low interest rate market managed by the Federal Reserve during 2004 that resulted in total interest earning assets continuing to reprice downward faster than interest bearing liabilities. The resulting decrease in the interest rate spread reduced 2004 net interest earnings significantly. In addition, in 2004, income, considered to be noncore earnings, consisting of gains on sales of available-for-sale securities and gains on the sales of mortgage loans, totaled $871,000, a 67.34 percent decrease from $2.7 million for such noncore 2003 income.

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

In 2002, as a result of the overall economy, there were greater opportunities for management to realize earnings from the sale of securities. In 2003, as a result of the significantly increased mortgage financing and refinancing resulting from the Federal Reserve’s maintaining the lowest interest rates in several decades, there were significantly increased opportunities for management to profitably sell mortgage loans. In 2004 the Federal Reserve began to slowly increase market interest rates resulting in significantly decreased mortgage financing, refinancing and opportunities for management to profitably sell mortgage loans.

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

Franchise expansion has also contributed to the growth in noninterest income, but has also resulted in large increases in noninterest expense, especially personnel-related costs, occupancy expenses, equipment expenses and intangible asset amortization expenses. In 2004 one denovo branch was opened in the second quarter and two branch acquisitions were completed in the third quarter. In 2003 one denovo branch was opened in the first quarter and one branch acquisition was completed in the fourth quarter. Management continues to look for growth opportunities offered though acquisition opportunities and to plan for denovo branch expansion. The acquisition of existing branches from other financial institutions also results in the payment of acquisition premiums which are allocated to non-earning assets or charged to operating earnings over time.

Members of the Holding family, including Frank B. Holding who serves as a Director and as Chairman of BancShares’ Executive Committee, have been actively involved in the management of BancShares. Currently, various members of the Holding family control an aggregate of 70.06% of BancShares’ common stock. Southern is party to contracts with an affiliated financial institution, First-Citizens Bank & Trust Company, Raleigh, North Carolina, pursuant to which Southern is provided with various management consulting, support and data processing services. See “Beneficial Ownership of Voting Securities” and “Transactions with Related Parties” in Note 15, Related Parties in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in this report.

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

Table 1

SELECTED FINANCIAL DATA

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Summary of Operations
Interest income	$45,326	$46,083	$49,422	$54,928	$49,807
Interest expense	12,260	12,932	15,592	25,980	24,932

Net interest income	33,066	33,151	33,830	28,948	24,875
Provision for loan losses	1,200	1,800	1,950	1,000	475

Net interest income after provision for loan losses	31,866	31,351	31,880	27,948	24,400

Noninterest income	11,021	12,487	10,670	12,983	5,336
Noninterest expense	35,150	32,494	29,593	29,635	25,002

Income before income taxes	7,737	11,344	12,957	11,296	4,734
Income taxes	1,938	3,283	3,846	3,055	1,000

Net income	$5,799	$8,061	$9,111	$8,241	$3,734

Selected Year-End Balances
Total assets	$1,057,450	$1,016,027	$920,603	$855,228	$803,441
Loans	644,191	631,171	617,150	545,300	496,966
Investment securities and overnight funds sold	347,384	293,046	221,180	226,648	219,958
Interest-earning assets	991,670	898,645	838,634	772,309	704,672
Deposits	910,522	876,510	796,772	738,659	698,485
Long-term obligations	23,711	23,711	23,000	23,000	23,000
Interest-bearing liabilities	766,488	741,936	687,004	651,437	629,217
Shareholders’ equity	96,018	88,518	77,509	67,429	59,682
Common shares outstanding	110,126	111,530	113,649	114,208	115,209
Selected Average Balances
Total assets	$1,030,134	$953,895	$869,546	$833,716	$716,773
Loans	636,245	634,687	565,292	527,204	427,939
Investment securities and overnight funds sold	290,122	245,844	214,646	232,317	230,927
Interest-earning assets	926,327	880,755	797,619	747,059	659,074
Deposits	890,176	825,202	749,914	720,958	624,173
Long-term obligations	23,711	23,002	23,000	23,000	23,000
Interest-bearing liabilities	756,990	709,352	660,267	646,072	557,625
Shareholders’ equity	91,049	83,403	72,854	65,544	55,370
Common shares outstanding	110,828	112,070	113,961	114,717	117,743
Profitability Ratios (averages)
Return on average total assets	0.56%	0.85%	1.05%	0.99%	0.52%
Return on average shareholders’ equity	6.37	9.67	12.51	12.57	6.74
Dividend payout ratio (1)	9.18	6.59	5.84	6.52	14.84
Liquidity and Capital Ratios (averages)
Loans to deposits	71.47%	76.91%	75.38%	73.13%	68.56%
Shareholders’ equity to total assets	8.84	8.74	8.38	7.86	7.72
Per share of common stock
Net income (2)	$49.12	$68.72	$76.77	$68.66	$28.51
Cash dividends	1.60	1.58	1.50	1.50	1.50
Book value (3)	851.21	773.07	661.68	570.07	497.68

(1)	Total common and preferred dividends paid for the year ended December 31 divided by net income for the year ended December 31
(2)	Net income less preferred dividends paid for the year ended December 31 divided by the average number of common shares out-standing for the year ended December 31
(3)	Shareholders’ equity less Preferred B and C stock at December 31 divided by the number of common shares outstanding at December 31

Branch Acquisitions

During both 2004 and 2003, Southern purchased North Carolina branch offices of other banks. These branch acquisitions were accounted for as purchases, and, therefore, the results of operations prior to purchase of these branch offices are not included in the consolidated financial statements. Information regarding these purchases is contained in the following table:

Table 2

BRANCH ACQUISITIONS

	Date	Loans Acquired	Deposits Acquired
		(dollars in thousands)
Capital Bank-Seaboard, NC	September 2004	$8,441	$18,231
Capital Bank-Woodland, NC	September 2004	2,262	9,808

2004 Branch Acquisition Totals		$10,703	$28,039

RBC Centura- Norlina, NC	October 2003	$1,220	$18,280

2003 Branch Acquisition Totals		$1,220	$18,280

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

Interest-earning assets averaged $926.3 million during 2004, an increase of $45.6 million or 5.17 percent over 2003 levels, compared to a $83.1 million or 10.42 percent increase in 2003 over 2002 levels. Growth among average interest-earning assets during 2004 was primarily due to the September acquisitions of Seaboard and Woodland and internal growth.

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

As of December 31, 2004, gross loans outstanding were $644.2 million, a 2.06 percent increase over the December 31, 2003 balance of $631.2 million, which was a 2.27 percent increase over the December 31, 2002 balance of $617.2 million. Loan growth during 2003 resulted principally from internal loan growth, the de novo opening of the Kenansville Branch in February and the October acquisition of the Norlina branch. Loan growth during 2004 resulted principally from internal loan growth, the September acquisitions of the Seaboard and Woodland branches and the de novo opening of the Manteo branch in May. Loan balances for the last five years are provided in Table 3.

Table 3

LOANS

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial, financial and agricultural	$90,653	$92,944	$93,855	$92,293	$91,936
Real estate:
Construction	62,438	65,484	61,800	52,414	14,621
Mortgage:
Commercial	200,588	186,847	176,357	134,562	126,472
One to four family residential	133,976	122,534	136,909	132,513	115,473
Equityline	57,153	49,876	49,071	42,504	40,468
Other	30,313	47,385	27,956	24,823	39,069
Consumer	42,771	35,925	40,130	39,581	38,795
Lease financing	26,299	30,176	31,072	26,610	30,132

Total loans	$644,191	$631,171	$617,150	$545,300	$496,966

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

During 2005, management anticipates increased loan growth among loans to commercial borrowers due to the continued relatively low interest rate environment and the overall improvement in the economy. Demand among retail customers has principally shifted to open-end credit products such as equityline loans and continued growth in equityline loans is expected during 2005.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 2004. Of the gross loans outstanding on December 31, 2004, 18.24 percent have scheduled maturities or repricing dates that extend beyond five years.

Table 4

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and Financial	$11,785	$57,111	$21,757	$90,653
Real Estate:
Commercial	26,076	126,370	48,142	200,588
One to four family residential	17,417	84,405	32,154	133,976
Construction	62,438	—	—	62,438
Equityline	57,153	—	—	57,153
Other	3,569	20,989	5,755	30,313
Consumer	5,560	26,946	10,265	42,771
Lease Financing	3,419	16,568	6,312	26,299

Total	$187,417	$332,389	$124,385	$644,191

Fixed Rate	$62,660	$150,578	$100,410	$313,648
Variable Rate	124,757	181,811	23,975	330,543

Total	$187,417	$332,389	$124,385	$644,191

Investment Securities.    Due to the relatively slow recovery of the eastern North Carolina economy in 2004, loan production opportunities continued to be weak. As a result of the deposit growth in existing markets, the Seaboard and Woodland branch acquisitions, relatively weak loan demand and the expected continuance of the relatively low interest rate market management by the Federal Reserve in the short-term, investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities have been made by management. At December 31, 2004 the investment portfolio totaled $311.5 million and at December 31, 2003 the investment portfolio totaled $253.0 million resulting in an increase of $58.5 million or 23.12 percent. Investment securities averaged $245.7 million during 2004, $191.2 million during 2003 and $199.6 million during 2002. In each period U. S. Treasury and government agency securities represented substantially all of the portfolio. The increase in the average securities portfolio in 2004 and 2003 resulted primarily from deposit growth in existing locations and the acquisitions. The decrease in the average securities portfolio during 2002 resulted primarily from growth in loans.

The weighted-average maturity of the investment securities portfolio was 19 months at December 31, 2004 and 21 months at December 31, 2003. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares’ focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain included as a component of shareholders’ equity, net of deferred taxes. Table 5 presents detailed information relating to the consolidated balance sheet value of the investment securities portfolio.

Table 5

INVESTMENT SECURITIES

	December 31,
	2004	2003	2002
	(Dollars in thousands)
U.S. Government agencies	$21,012	$90,105	$95,061
U.S. Treasury	185,798	86,904	20,251
States and political subdivisions	42,432	28,606	33,332
Other	62,270	47,411	41,911

Total investment securities	$311,512	$253,026	$190,555

	Investment Securities At December 31, 2004 Maturing
	Within One Year Amount Yield		After One But Within Five Years Amount Yield		After Five But Within Ten Years Amount Yield		After Ten Years Amount Yield
U.S. Government agencies	$21,012	1.76%	$—	—	$—	—	$—	—
U. S. Treasury	81,161	1.66%	104,637	2.42%	—	—	—	—
States and political subdivisions	25,323	2.82%	6,002	5.97%	9,475	4.33%	1,632	6.01%
Other	—	—	—	—	61,670	5.05%	600	6.92%

Total investment securities	$127,496	2.09%	$110,639	2.61%	$71,145	4.96%	$2,232	6.59%

Income on Interest-Earning Assets.    Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2004. Table 9 identifies the causes for changes in interest income and interest expense for 2004 and 2003. Interest income amounted to $45.9 million during 2004, a $473,000 decrease from 2003 levels, compared to a $3.6 million decrease from 2002 to 2003. During both 2004 and 2003, decreased interest rates were the primary factors for the decrease in interest income from the respective prior years.

Total interest-earning assets yielded 4.96 percent during 2004, a 31 basis point decrease from the 5.27 percent reported in 2003. The average taxable-equivalent yield on the loan portfolio decreased from 6.28 percent in 2003 to 6.03 percent in 2004. The decreased loan yield during 2004 reflects general market conditions throughout the year, consisting primarily of a very low interest rate environment. Loan interest income decreased $1.5 million or 3.86 percent from 2003. This followed a decrease of 1.71 percent in loan interest income in 2003 from 2002. During 2004, the decrease in loan interest income was the result of loan growth offset by lower loan yields. During 2003, the decrease in loan interest income was the result of loan growth with lower loan yields as the average yield on loans declined from 7.18 percent in 2002 to 6.28 percent in 2003.

Interest income earned on the investment portfolio amounted to $7.0 million for the year ended December 31, 2004, $5.9 million for the year ended December 31, 2003 and $8.9 million for the year ended December 31, 2002. The average taxable-equivalent yield on the portfolio for 2004 was 2.86 percent. The average taxable-equivalent yield on the portfolio for 2003 was 3.11 percent. The average taxable-equivalent yield on the portfolio for 2002 was 4.48 percent. The $1.1 million increase in investment interest income during 2004 results from an increase in average volume that more than offset a decrease in average yields. The $3.0 million decrease in 2003 investment interest income compared to 2002 investment interest income was due to decreased average yields from 4.48 percent in 2002 to 3.11 percent for 2003 that more than offset an increase in average volume.

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

At December 31, 2004 interest-bearing liabilities totaled $766.5 million, an increase of $24.6 million or 3.31 percent over December 31, 2003. Interest-bearing liabilities averaged $757.0 million during 2004, an increase of $47.6 million or 6.72 percent over 2003 levels. Interest-bearing deposits increased $45.9 million. During 2003, interest-bearing liabilities averaged $709.4 million, an increase of $49.1 million or 7.41 percent over 2002.

Deposits.    Total deposits averaged $890.2 million in 2004, an increase of $65.0 million or 7.87 percent over the 2003 average balance. Average interest-bearing deposits were $716.9 million during 2004, an increase of $45.9 million or 6.84 percent compared to 2003. Money market accounts averaged $128.3 million during 2004, an increase of $18.3 million or 16.66 percent over the 2003 average balance. Checking with interest balances averaged $110.9 million during 2004, an increase of $12.7 million or 12.90 percent over the 2003 average balance. Time deposit balances averaged $402.6 million during 2004, an increase of $7.4 million or 1.87 percent from the 2003 average balance. The overall growth in average deposits during 2004 resulted primarily from internal growth within the existing branches, the de novo opening of the Manteo branch and the acquisitions of the Seaboard and Woodland branches.

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

Table 6

AVERAGE BALANCE SHEET ITEMS, NET INTEREST DIFFERENTIAL AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

	Year ended December 31,
	2004			2003			2002
	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans (1) (2)	$636,245	$38,348	6.03%	$634,687	$39,888	6.28%	$565,292	$40,582	7.18%
Taxable investment securities	215,668	5,450	2.53%	166,478	4,760	2.86%	175,953	7,339	4.17%
Nontaxable investment securities (3)	30,013	1,586	5.29%	24,677	1,178	4.77%	23,600	1,600	6.78%
Overnight funds sold.	44,441	554	1.23%	54,689	537	0.98%	32,453	500	1.54%
Other interest earning assets	—	—	—	224	48	21.43%	321	18	5.61%

Total interest earning assets	926,367	45,938	4.96%	880,755	46,411	5.27%	797,619	50,039	6.27%

Non-interest earning assets:
Cash and due from banks	34,838			31,813			30,732
Premises and equipment, net	35,370			33,665			32,865
Other	33,559			7,662			8,330

Total assets	$1,030,134			$953,895			$869,546

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	$110,921	122	0.11%	$114,072	204	0.18%	$105,357	315	0.30%
Savings deposits	203,351	1,484	0.73%	161,682	1,291	0.80%	140,228	1,713	1.22%
Time deposits	402,605	8,597	2.14%	395,213	9,289	2.35%	375,077	11,291	3.01%
Short-term borrowed funds	16,402	160	0.98%	15,243	120	0.78%	16,605	203	1.22%
Long-term obligations (6)	23,711	1,897	8.00%	23,142	2,028	8.76%	23,000	2,070	9.00%

Total interest bearing liabilities	756,990	12,260	1.62%	709,352	12,932	1.82%	660,267	15,592	2.36%

Non-interest bearing liabilities:
Demand deposits	173,300			154,235			129,252
Other	8,795			6,905			7,173
Shareholders’ equity	91,049			83,403			72,854

Total liabilities and equity	$1,030,134			$953,895			$869,546

Interest rate spread (4)			3.34%			3.45%			3.91%
Net interest income and net interest margin (5)		$33,678	3.64%		$33,479	3.80%		$34,447	4.32%

(1)	Average balances include non-accrual loans.
(2)	Interest income includes amortization of loan fees.
(3)	The average rate on nontaxable investment securities has been adjusted to a tax equivalent yield using a combined federal and state tax rate of 38.55%. The taxable equivalent adjustment was $612 in 2004, $328 in 2003 and $617 in 2002.
(4)	Interest rate spread is the difference between interest earning asset yield and interest bearing liability rate.
(5)	Net interest margin is net interest income divided by average earning assets.
(6)	Interest expense for long-term obligations includes amortization of issuance costs related to the capital securities.

BancShares has historically avoided excessive reliance on high-dollar time deposits, which are generally defined as time deposit accounts with balances in excess of $100,000. At December 31, 2004, these funds were 13.07 percent of total deposits, compared to 13.89 percent of December 31, 2003 total deposits. Table 7 provides a maturity distribution for these deposits, which totaled $119.0 million at December 31, 2004.

Table 7

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2004:

(Dollars in thousands)
Three months or less	$34,966
Over three through six months	25,260
Over six months through twelve months	22,791
Over one year through five years	35,982
Over five years	—

$118,999

Short-Term Borrowings.    BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2004, short-term borrowings totaled $16.0 million, compared to $15.9 million at December 31, 2003. For the year ended December 31, 2004, short-term borrowings averaged $16.4 million, compared to $15.2 million during 2003 and $16.6 million during 2002. Table 8 provides additional information regarding short-term borrowed funds.

Table 8

SHORT-TERM BORROWINGS

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements:
At December 31	$14,152	1.85%	$14,643	0.59%	$12,278	1.01%
Average during year	15,071	0.98%	13,941	0.79%	15,179	1.21%
Maximum month-end balance during year	16,899		16,488		16,425
U. S. Treasury tax and loan accounts:
At December 31	$1,865	1.87%	$1,227	0.94%	$2,062	1.01%
Average during year	1,331	0.95%	1,303	0.80%	1,426	1.31%
Maximum month-end balance during year	2,053		2,085		2,106

Long-Term Obligations.    In June 1998 $23.0 million in long-term obligations were issued. These long-term obligations provide capital to support continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. Under current regulatory standards, these long-term obligations qualify as capital. At both December 31, 2004 and December 31, 2003, long-term obligations totaled $23.7 million. In prior years the long-term obligations consisted of Trust Securities issued by a finance subsidiary that were included in BancShares consolidated financial statements. As a result of the adoption of a new accounting standard in the fourth quarter of 2003, long-term obligations include $23.7 million of junior subordinated debentures at both December 31, 2004 and December 31, 2003. See the Notes To Consolidated Financial Statements for a detailed discussion of FASB Interpretation No. 46 (and FIN 46R as subsequently amended), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $12.3 million in 2004, a $672,000 or 5.20 percent decrease from 2003. Interest expense amounted to $12.9 million in 2003, a $2.7 million or 17.05 percent decrease from 2002. The decreased interest expenses in 2004 and 2003 were primarily due to market interest rates managed by the Federal Reserve.

As a result of overall market interest rates, the average cost of interest-bearing deposits decreased to 1.42 percent during 2004, compared to 1.61 percent in 2003 and 2.15 percent in 2002. Interest expense on total interest-bearing deposits amounted to $10.2 million during 2004, a decrease from the $10.8 million recorded during 2003. Interest expense on total interest-bearing deposits amounted to $10.8 million during 2003, a decrease from $13.3 million recorded during 2002. The decreased interest expenses on deposits during 2004 and 2003 were primarily the result of overall changes in market interest rates managed by the Federal Reserve. For 2003 and most of 2004 the Federal Reserve managed short-term rates downward to extremely low levels which resulted in significant reductions in the spread between the cost of interest-bearing liabilities and the yields on interest-bearing assets. In the last half of 2004 the Federal Reserve began to slowly raise short-term market rates. If the Federal Reserve continues to manage an increase in short-term rates, management expects the spread between interest-bearing assets and the cost of interest-bearing liabilities to significantly improve in 2005. The average rate on time deposits decreased from 3.01 percent in 2002 to 2.35 percent in 2003 and decreased to 2.14 percent in 2004.

Interest expense on short-term borrowings amounted to $160,000 during 2004, an increase from $120,000 or a 33.33 percent increase from 2003. Interest expense on short-term borrowings amounted to $120,000 during 2003, a decrease from $203,000 recorded during 2002. The increased interest expense during 2004 was the result of both increased average balances and increased short-term rates. The average rate on short-term borrowings decreased from 1.22 percent in 2002 to 0.79 percent in 2003 and increased to 0.98 percent in 2004.

Interest expense on long-term obligations amounted to $1.9 million for 2004 and $2.0 million for 2003 and $2.1 million for 2002. The average rate on long-term borrowings was 9.00 percent in 2002, 8.76% in 2003 and 8.00% in 2004.

Table 9

AVERAGE BALANCE SHEET ITEMS AND NET INTEREST DIFFERENTIAL ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL

	December 31, 2004 Increase (Decrease)
	TOTAL CHANGE 2003- 2004	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans	$(1,541)	$96	$(1,637)
Taxable investment securities	690	1,325	(635)
Non-taxable investment securities	409	268	141
Federal funds sold and other	(31)	(138)	107

Total interest income	(473)	1,551	(2,024)

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	(82)	(5)	(77)
Savings deposits	193	318	(125)
Time deposits	(693)	166	(859)
Short-term borrowings	40	10	30
Long-term obligations	(130)	48	(178)

Total interest expense	(672)	537	(1,209)

Net interest income	$199	$1,014	$(815)

	December 31, 2003 Increase (Decrease)
	TOTAL CHANGE 2002- 2003	AMOUNT ATTRIBUTABLE TO CHANGE IN VOLUME (1)	AMOUNT ATTRIBUTABLE TO CHANGE IN RATE (1)
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans	$(694)	$4,689	$(5,383)
Taxable investment securities	(2,579)	(335)	(2,244)
Non-taxable investment securities	(422)	63	(485)
Federal funds sold and other	67	268	(201)

Total interest income	(3,628)	4,685	(8,313)

LIABILITIES & EQUITY
Interest bearing liabilities:
Demand deposits	(111)	20	(131)
Savings deposits	(422)	214	(636)
Time deposits	(2,002)	540	(2,542)
Short-term borrowings	(83)	(13)	(70)
Long-term obligations	(42)	13	(55)

Total interest expense	(2,660)	774	(3,434)

Net interest income	$(968)	$3,911	$(4,879)

(1)	The variance due to rate and volume is allocated equally between the changes in rate and volume.

Average loan balances include nonaccrual loans. BancShares earns tax-exempt interest on certain loans and investment securities due to the borrower or issuer being either a governmental agency or a quasi-governmental agency. Yields related to loans and securities exempt from federal income taxes are stated on a taxable-equivalent basis assuming a combined federal and state income tax rate of 38.55% for all periods. The taxable equivalent adjustment was $612 in 2004, $328 in 2003 and $617 in 2002.

NET INTEREST INCOME

Net interest income totaled $33.1 million during 2004, a decrease of $85,000 or 0.26 percent from 2003. Net interest income amounted to $33.2 million during 2003, a decrease from $33.8 million recorded during 2002. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. Table 9 is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

The average yield on interest-earning assets was 4.96 percent in 2004, 5.27 percent in 2003 and 6.27 percent in 2002. The lower average yields in 2004 and 2003 were the result of decreased market rates. Overall lower market rates created a lower-yielding earning asset mix for 2004 compared to 2003, resulting in a decrease in the net interest margin from 3.80 percent in 2003 to 3.64 percent in 2004. The lower net yields realized in 2003 compared to 2002 also resulted from overall lower market rates for earning assets.

Rate Sensitivity.    A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. As a result of the overall weak 2004 economy, consumer concerns over the economy’s impact on the equity markets and the Federal Reserve managing very low interest rates, consumers have moved cash into the shorter maturity deposit products of the Bank. Table 10 provides BancShares’ interest-sensitivity position as of December 31, 2004, which reflected a one year negative interest-sensitivity gap of $258.9 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. It should be noted that this analysis reflects BancShares’ interest sensitivity as of a single point in time and may not reflect the effects of repricings of assets and liabilities in various interest rate environments.

Table 10

INTEREST-SENSITIVITY ANALYSIS

	December 31, 2004
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 Year	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$63,895	$46,205	$77,317	$456,774	$644,191
Investment securities	25,496	38,831	62,951	184,234	311,512
Temporary investments	35,967	—	—	—	35,967

Total earning assets	$125,358	$85,036	$140,268	$641,008	$991,670

Interest-Bearing Liabilities:
Savings and core time deposits	$397,236	$58,493	$54,800	$97,232	$607,761
Time deposits of $100,000 and more	34,966	25,260	22,791	35,982	118,999
Short-term borrowings	16,017	—	—	—	16,017
Long-term obligations	—	—	—	23,711	23,711

Total interest bearing liabilities	$448,219	$83,753	$77,591	$156,925	$766,488

Interest sensitivity gap	$(322,861)	$1,283	$62,677	$484,083	$225,182

Cumulative interest sensitivity gap	$(322,861)	$(321,578)	$(258,901)	$225,182	$225,182

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

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of December 31, 2004. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of December 31, 2004. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2005 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of December 31, 2004.

Table 11

MARKET RISK

	Maturing in Years ended December 31
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Loans
Fixed rate	$62,660	$45,766	$53,663	$28,955	$22,194	$100,410	$313,648	$312,581
Average rate (%)	7.02%	7.02%	7.02%	6.86%	6.83%	6.47%	6.82%
Variable rate	$124,757	$58,842	$50,909	$46,871	$25,189	$23,975	$330,543	$330,543
Average rate (%)	6.11%	5.81%	5.70%	5.63%	5.76%	5.57%	5.86%
Investment Securities
Fixed rate	$127,496	$107,950	$885	$840	$964	$73,377	$311,512	$311,075
Average rate (%)	2.09%	2.54%	5.65%	5.58%	5.72%	5.06%	2.73%
Liabilities
Savings and interest bearing checking
Fixed rate	$512,508	—	—	—	—	—	$512,508	$512,508
Average rate (%)	0.54%	—	—	—	—	—	0.54%
Certificates of deposit
Fixed rate	$259,975	$42,786	$55,245	$33,702	—	—	$391,708	$394,827
Average rate (%)	1.83%	2.89%	3.56%	3.44%	—	—	2.32%
Variable rate	$4,035	$1,481	—	—	—	—	$5,516	$5,516
Average rate (%)	1.82%	1.93%	—	—	—	—	1.85%
Short-term borrowings
Variable rate	$16,017	—	—	—	—	—	$16,017	$16,017
Average rate (%)	1.85%	—	—	—	—	—	1.85%
Long-term debt
Fixed rate	—	—	—	—	—	$23,711	$23,711	$24,541
Average rate (%)	—	—	—	—	—	8.00%	8.00%

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

Outstanding standby letters of credit as of December 31, 2004 and December 31, 2003 amounted to $5.9 million and $3.6 million. Outstanding commitments to lend at December 31, 2004 and December 31, 2003 were $182.1 million and $182.7 million and include undisbursed advances on customer lines of credit at December 31, 2004 of $64.3 million and $57.4 million at December 31, 2003. Outstanding standby letters of credit and commitments to lend at December 31, 2004 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2004 generally expire within one to five years.

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 is $5.9 million. At December 31, 2004, BancShares considers the amount to be immaterial and has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

At December 31, 2004, commitments to sell loans amounted to $11.5 million. At December 31, 2003 commitments to sell loans amounted to $2.2 million.

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

Nonperforming Assets.    Nonperforming asset balances for the past five years are presented in Table 12. BancShares’ nonperforming assets of $2.2 million at December 31, 2004 included nonaccrual loans totaling $1.1 million, accruing loans past due 90 days or more totaling $577,000 and $525,000 of foreclosed property. Nonperforming assets as of December 31, 2004 represented 0.34 percent of loans outstanding. Nonperforming assets totaled $2.2 million at December 31, 2004, $2.9 million at December 31, 2003 and $3.5 million at December 31, 2002. Of the $1.1 million in nonaccrual loans at December 31, 2004, $832,000 were considered to be impaired. Of the $868,000 in nonaccrual loans at December 31, 2003, $547,000 were considered to be impaired.

Table 12

RISK ELEMENTS

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans past due 90 days or more	$577	$1,665	$2,180	$1,565	$1,081
Nonaccrual loans	1,087	868	918	407	478
Restructured loans	—	—	25	28	—

Total nonperforming loans	1,664	2,533	3,123	2,000	1,559

Other real estate owned	525	406	411	64	—

Total nonperforming loans and assets	$2,189	$2,939	$3,534	$2,064	$1,559

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

At December 31, 2004, BancShares’ allowance for loan losses was $10.3 million or 1.59 percent of loans outstanding. At December 31, 2003, BancShares’ allowance for loan losses was $10.1 million or 1.60 percent of loans outstanding. The increase in the allowance-to-loan ratios since 2002 is primarily attributable to continued loan growth and the overall continued sluggish economy. Traditional commercial loans (commercial loans other than those secured by real estate)

generally have a higher level of credit risk than commercial real estate loans; as a result, the commercial real estate loans generally have a lower level of allowance for loan losses when compared to traditional commercial loans. As a percentage of total loans, traditional commercial loans increased from 11.37 percent of total loans at December 31, 2003 to 14.07 percent of total loans at December 31, 2004.

As a result of the continued sluggish eastern North Carolina economy in 2004, the Bank experienced both an increase in loan charge-offs and a decrease in recoveries of loans previously charged-off. The provision for loan losses charged to operations was $1.2 million during 2004 compared to $1.8 million during 2003 and $2.0 million in 2002. The provision for loan losses charged to operations in 2004 was primarily due to the continued sluggishness of the eastern North Carolina economy and the $13.0 million increase in outstanding loans.

Net charge-offs during 2004 increased by $233,000 from 2003 net charge-offs of $803,000. Net charge-offs during 2003 increased by $315,000 from 2002 net charge-offs of $488,000. The percentage of charge-offs, net of recoveries, to average outstanding loans was 0.16 percent in 2004, 0.13 percent in 2003 and 0.09 percent in 2002. Table 13 provides details concerning the allowance and provision for loan losses for the past five years.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses—beginning of year	$10,095	$9,098	$7,636	$7,284	$6,188
Charge-offs:
Consumer	353	314	392	354	361
Real estate:
Mortgage:
Commercial	83	32	101	46	11
Equityline	116	25	67	—	11
One to four family residential	226	129	19	—	67
Other	—	21	54	133	—
Lease financing	—	—	—	—	—
Commercial, financial and agricultural	419	595	81	269	84

Total charge-offs	1,197	1,116	714	802	534

Recoveries:
Consumer	91	86	106	83	152
Commercial, financial and agricultural	17	179	86	46	56
Real estate:
Construction	—	—	—	—	—
Mortgage:
One to four family residential	23	28	—	—	13
Commercial	26	11	22	—	99
Equityline	4	—	—	—	19
Other	—	9	12	120	16

Total recoveries	161	313	226	249	355

Net charge-offs	1,036	803	488	553	179

Provision for loan losses	1,200	1,800	1,950	1,000	475
Reduction for sale of credit card portfolio	—	—	—	95	—
Additions from bank acquisitions	—	—	—	—	800

Allowance for loan losses—end of year	$10,259	$10,095	$9,098	$7,636	$7,284

Average loans outstanding during the year	$636,245	$634,687	$565,292	$527,204	$427,939

Ratio of net charge-offs to average loans outstanding	0.16%	0.13%	0.09%	0.10%	0.04%

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

Table 14

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	December 31,
	2004	% of loans in each category to total loans	2003	% of loans in each category to total loans	2002	% of loans in each category to total loans	2001	% of loans in each category to total loans	2000	% of loans in each category to total loans
	(Dollars in thousands)
Commercial, financial and agricultural	$4,400	14%	$4,300	15%	$3,800	15%	$2,800	17%	$3,000	19%
Consumer	2,000	6%	2,000	6%	2,000	7%	2,000	6%	2,050	8%
Real estate:
Construction	300	10%	300	10%	300	10%	300	10%	100	3%
Mortgage:
One to four family residential	1,200	21%	1,200	19%	1,200	22%	1,200	24%	1,100	23%
Commercial	1,500	31%	1,500	30%	1,000	29%	550	25%	550	25%
Equityline	300	9%	200	8%	200	8%	200	8%	200	8%
Other	159	5%	195	7%	198	4%	186	5%	184	8%
Lease financing	400	4%	400	5%	400	5%	400	5%	100	6%

Total	$10,259	100%	$10,095	100%	$9,098	100%	$7,636	100%	$7,284	100%

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

Total noninterest income was $11.0 million for the year ended December 31, 2004, a decrease of $1.5 million or 11.74 percent. This compares to $12.5 million for the year ended December 31, 2003 and $10.7 million for the year ended December 31, 2002. There were $229,000 of net securities gains realized in 2004. Net securities gains of $282,000 were realized in the year ended December 31, 2003. Net securities gains of $10.7 million were realized in the year ended December 31, 2002. There were $662,000 of net gains on sale of mortgage loans realized in 2004, a decrease of $1.8 million, or 72.94 percent, from the net mortgage loan sales gains of $2.4 million realized in the year ended December 31, 2003. Net mortgage loan sales gains of $1.3 million were realized in the year ended December 31, 2002.

Table 15 presents the components of noninterest income for the last five years. In recent years management has searched for various opportunities to enhance noninterest income through new products, new services, new fees and marketing changes to existing products. Net interest income has increased 32.62 percent from 2000 to 2004. Excluding securities gains, noninterest income, as a percentage of net interest income, has increased from 24.05 percent for 2000 to 32.64 percent for 2004.

Table 15

NONINTEREST INCOME

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Service charges on deposit accounts	$7,090	$6,714	$5,688	$5,080	$3,942
Other service charges and fees	2,474	2,253	1,786	1,482	1,275
Gain (loss) on sale of loans	662	2,446	1,297	729	38
Investment securities gains (losses), net	229	282	1,569	4,625	(746)
Other	566	792	330	1,067	751

Total noninterest income	$11,021	$12,487	$10,670	$12,983	$5,260

Income from service charges on deposit accounts has increased primarily as a result of growth in the existing branches, the opening of new branches and acquisitions of branches from other financial institutions within the Bank’s eastern North Carolina markets. Income from service charges on deposit accounts was $7.1 million for the year ended December 31, 2004, an increase of 5.60 percent. Deposit account service charge income was $6.7 million for the year ended December 31, 2003 compared to $5.7 million for the year ended December 31, 2002.

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non deposit related customer service fees. Increases in this category of noninterest income are the result primarily of customer account growth within the existing branches, the opening of new branches and the acquisitions of branches from other financial institutions. In 2004 the decreased mortgage lending activity resulting from rising interest rates resulted in significant decreases in the mortgage related fees and charges in this category of noninterest income. In 2003 the increased mortgage lending activity resulting from the very low interest rates resulted in significant increases in the mortgage related fees and charges in this category of noninterest income. Income from other service charges and fees was $2.5 million for the year ended December 31, 2004, an increase of 9.81 percent. Other service charges and fee income was $2.3 million for the year ended December 31, 2003 and $1.8 million for the year ended December 31, 2002.

Gains and losses resulting from sales of available-for-sale securities was a net gain of $229,000 for the year ended December 31, 2004, compared to net gains of $282,000 for 2003 and $1.6 million for the year ended December 31, 2002.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of loans decreased $1.8 million from $2.4 million in 2003 to $$662,000 in 2004 as a result of both decreased mortgage loan production and decreased sales of mortgage loans into the secondary market.

Other noninterest income decreased $226,000 from $792,000 in 2003 to $566,000 in 2004 primarily as a result of a 2003 gain realized on the donation of a vacant banking facility. Other noninterest income increased $462,000 from $330,000 in 2002 to $792,000 in 2003 primarily as a result of the gain realized on the donation of a vacant banking facility.

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

Personnel expense was $18.6 million for the year ended December 31, 2004, an increase of $1.9 million or 11.63 percent over the year ended December 31, 2003 compared to a $1.7 million or 11.54 percent increase for the year ended December 31, 2003 over the year ended December 31, 2002. Increases in each period resulted primarily from merit increases, growth in incentive-based compensation, additional personnel due to the acquisitions discussed in Table 2 and the opening of new offices in Manteo, North Carolina in May 2004 and Kenansville, North Carolina in February 2003. BancShares had 431 full time equivalent employees at December 31, 2004, compared to 427 at December 31, 2003 and 386 at December 31, 2002.

Total noninterest expense for the year ended December 31, 2004 of $35.2 million was $2.7 million higher then the year ended December 31, 2003. Total noninterest expense for the year ended December 31, 2003 was $2.9 million higher than the year ended December 31, 2002. Table 16 presents the components of noninterest expense for the last five years.

Table 16

NONINTEREST EXPENSE

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Personnel	$18,568	$16,633	$14,912	$13,867	$11,751
Occupancy	3,551	3,158	2,853	2,624	2,106
Data processing	3,612	3,049	2,731	2,461	2,224
Furniture and equipment	2,041	2,025	1,896	1,874	1,650
Intangibles amortization	1,496	1,675	1,818	3,852	2,603
Professional fees	893	980	666	600	705
Charitable contributions	422	907	398	—	—
FDIC insurance assessment	126	124	134	127	122
Other	4,441	3,943	4,185	4,230	3,867

Total noninterest expense	$35,150	$32,494	$29,593	$29,635	$25,028

Intangibles amortization was $1.5 million for the year ended December 31, 2004, a decrease of $179,000 or 10.69 percent from the year ended December 31, 2003 compared to a $143,000 or 7.87 percent decrease for the year ended December 31, 2003 from the year ended December 31, 2002. The acquisitions in 2004 and 2003 are listed in Table 2.

Data processing expense was $3.6 million for the year ended December 31, 2004, an increase of $563,000 or 18.47 percent over the year ended December 31, 2003 compared to a $318,000 or 11.64 percent increase for the year ended December 31, 2003 over the year ended December 31, 2002. In the year acquisitions are made, substantial one time data processing costs are incurred to convert customer account information files from the selling institution’s data processing files to BancShares’ data processing files. Increases and decreases in each period resulted primarily from the acquisitions listed in Table 2 and the opening of new offices in Manteo, North Carolina in May 2004 and Kenansville, North Carolina in February 2003.

Furniture and equipment expense was $2.0 million for the year ended December 31, 2004, an increase of $16,000 or 0.79 percent over the year ended December 31, 2003 compared to a $129,000 or a 6.80 percent increase for the year ended December 31, 2003 over the year ended December 31, 2002. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of a new branch in Kenansville, North Carolina in 2003 and the opening of a new branch in Manteo, North Carolina in 2004.

Occupancy expense was $3.6 million for the year ended December 31, 2004, an increase of $393,000 or 12.44 percent over the year ended December 31, 2003 compared to a $303,000 or 10.62 percent increase for the year ended December 31, 2003 over the year ended December 31, 2002. Increases in each period resulted primarily from the acquisitions listed in Table 2, the opening of a new branch in Kenansville, North Carolina in 2003 and the opening of a new branch in Manteo, North Carolina in 2004.

INCOME TAXES

For the year ended December 31, 2004, BancShares recorded total income tax expense of $1.9 million, compared to $3.3 million of income tax expense for the year ended December 31, 2003 and $3.8 million for the year ended December 31, 2002. BancShares’ effective tax rate decreased from 29.68 percent for the year ended December 31, 2002 to 28.94 percent for the year ended December 31, 2002 to 25.05 percent for the year ended December 31, 2004. The decreases in the effective tax rates from 2002 to 2004 primarily resulted from increases in the ratios of tax exempt earnings to total decreased earnings.

RELATED PARTY TRANSACTIONS

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary First-Citizens Bank & Trust Company (“First Citizens”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2004 beneficially owned 32,751 shares, or 29.74%, of BancShares’ outstanding common stock and 4,966 shares, or 1.42%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.90%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2004, beneficially owned 2,529,534 shares, or 28.89%, and 1,378,670 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 664,533 shares, or 39.61%, and 209,742 shares, or 12.50%, of the Corporation’s outstanding Class B common stock. The above totals include 464,804 Class A common shares, or 5.31%, and 104,644 Class B common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

As more fully discussed in note 15, Southern incurred expenses for various contractual services provided by First Citizens. Data and item processing expenses were incurred for courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. Management has researched alternative, non-related, providers for such services and believes that it pays fair value for these services. BancShares also has a correspondent relationship with the Corporation. Correspondent account balances with the Corporation included in cash and due from banks totaled $4.2 million at December 31, 2004 and $27.6 million at December 31, 2003. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $67,000 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2004 compared to $82,000 for such insurance written in 2003. BancShares also owns 127,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had an amortized cost of $3.0 million and $465,000, respectively, at December 31, 2004. The Class A common stock had a fair value of $18.9 million and $15.0 million at December 31, 2004 and 2003, respectively. The Class B common stock had a fair value of $3.2 million and $2.7 million at December 31, 2004 and 2003, respectively.

BancShares is related through common ownership with Fidelity Bancshares NC Inc., (“Fidelity”) and Heritage BancShares, Inc., (“Heritage”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $1.9 million of Fidelity’s mortgage loans at December 31, 2004. BancShares provides underwriting and processing services for mortgage loans originated through Fidelity and Heritage.

LIQUIDITY

Management places great importance on maintaining a highly liquid investment portfolio with maturities structured to meet liquidity requirements. The ability to generate deposits is the primary source of liquidity. The average deposit growth rate was 7.87 percent for the year ended December 31, 2004, 10.01 percent for the year ended December 31, 2003 and 4.02 percent for the year ended December 31, 2002.

At December 31, 2004 the investment portfolio totaled $280.5 million or 27.32 percent of total assets. At December 31, 2003 the investment portfolio totaled $253.0 million or 24.92 percent of total assets. Management expects maturing securities combined with other traditional sources of liquidity to provide BancShares liquidity requirements.

The above liquidity sources have traditionally enabled BancShares to place minimal dependence on borrowed funds to meet liquidity needs, however BancShares has readily available sources for borrowed funds through various correspondent banks.

The acquisition of a branch from another financial institution will usually also increase liquidity as Bancshares receives cash for the difference in the liabilities acquired (primarily deposits) and the assets acquired (primarily loans). In 2004, $15.4 million of net cash was acquired through branch acquisitions compared to $15.1 million of net cash acquired in 2003 as a result of branch acquisitions.

BancShares has obligations under existing contractual obligations that will require payments in future periods. The following table presents aggregated information about such payments to be made in future periods. Transaction deposit accounts with indeterminate maturities have been classified as having payments due in less than one year.

Table 17

CONTRACTURAL OBLIGATIONS

	Payments due by period
As of December 31, 2004	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
	(In thousands)
Deposits	$777,308	$99,512	$33,702	$—	$910,522
Short-term borrowings	16,017	—	—	—	16,017
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	56	97	16	—	169

Total contractual cash obligations	$793,381	$99,609	$33,718	$23,711	$950,419

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

Table 18

ANALYSIS OF SOUTHERN’S CAPITAL ADEQUACY

Southern’s capital ratios as of December 31 are set forth below:

	2004	2003	2002
Tier 1 capital (1)	$74,762	$72,828	$66,546
Total capital	88,796	85,594	77,814
Risk-adjusted assets	660,431	659,058	625,745
Average tangible assets	1,011,519	955,572	867,084

Tier 1 capital ratio (1)	11.32%	11.05%	10.63%
Total capital	13.45%	12.99%	12.44%
Leverage capital ratio	7.39%	7.62%	7.67%

(1)	The Capital Securities issued in 1998 are considered part of Tier I Capital. The minimum ratio of qualifying total capital to risk weighted assets is 8%, of which 4% must be Tier 1 capital, which is common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain intangibles.

The rate of return on average shareholders’ equity for the year ended December 31, 2004 was 6.37 percent compared to 9.20 percent for the year ended December 31, 2003 and 12.51 percent for the year ended December 31, 2002. The decreased rates of return recorded during 2004 and 2003 resulted principally from the reduction in net interest income created by the overall interest rate market structured by the Federal Reserve in 2004 and 2003 that resulted in a significant reduction in the spread between the cost of interest-bearing liabilities and the yield on interest-bearing assets.

The Board of Directors of BancShares has authorized the purchase of shares of Common, Preferred B and Preferred C stock up to an amount not to equal or exceed 10% of BancShares’ consolidated net worth during the ensuing year. Management will continue to consider the purchase of outstanding shares when market conditions are favorable and excess capital is available for such purchases.

FOURTH QUARTER ANALYSIS

BancShares’ net income for the fourth quarter of 2004 totaled $1.6 million, an increase of $48,000 or 3.09 percent from the fourth quarter of 2003. Average interest-earning assets for the fourth quarter of 2004 increased $55.2 million or 5.96 percent over the fourth quarter of 2003. Average loans for the fourth quarter of 2004 increased $9.8 million or 1.54 percent over the fourth quarter of 2003. Average investment securities for the fourth quarter of 2004 increased $80.6 million or 39.12 percent from the fourth quarter of 2003. Average earning assets, average loans and average investment securities increased primarily as a result of internal growth of existing branches, the addition of one new branch in 2004, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

Interest income for the fourth quarter of 2004 increased $1.9 million or 19.37 percent from the fourth quarter of 2003 primarily as a result of the increased volume of interest earning assets.

Average interest-bearing liabilities increased $37.6 million, or 5.29 percent, from the fourth quarter of 2003 to the fourth quarter of 2004 primarily as a result of growth within existing branches, the addition of one new branch in 2004, the addition of one new branch in 2003 and the acquisitions listed in Table 2. The rate on total interest-bearing liabilities decreased from 1.68 percent for the fourth quarter of 2003 to 1.67 percent for the fourth quarter of 2004.

Net interest income in the fourth quarter of 2004 increased $1.8 million from the fourth quarter of 2003 primarily as a result of lower overall interest rates offset by growth within the existing branches, the addition of one new branch in 2004, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

Non-interest income for the fourth quarter of 2004 decreased $608,000 or 17.04 percent from the fourth quarter of 2003 primarily as a result of reduced gains on sales of loans. Non-interest expense for the fourth quarter of 2004 increased $955,000 or 11.29 percent from the fourth quarter of 2003 primarily as a result of increases in personnel expense, occupancy and other non-interest expenses related to the addition of one new branch in 2004, the addition of one new branch in 2003 and the acquisitions listed in Table 2.

During the fourth quarter of 2003, in conjunction with the filing of the state income tax return, it was determined that BancShares would now be likely to pay state income taxes in future years. As a result, the valuation allowance in state deferred tax assets was no longer required. A decrease in tax expense of $280 was recorded in the fourth quarter of 2003. Additionally, the sharp decline in net income before tax in the fourth quarter resulted in the effective tax rate previously estimated during 2003 being overstated. An adjustment was made in the fourth quarter of 2003 to account for the effect of these changes.

Table 19

SELECTED QUARTERLY DATA

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
SUMMARY OF OPERATIONS
Interest income	$11,988	$11,225	$11,184	$10,929	$10,043	$11,807	$12,100	$12,133
Interest expense	3,255	3,073	2,968	2,964	3,066	3,116	3,270	3,480

Net interest income	8,733	8,152	8,216	7,965	6,977	8,691	8,830	8,653
Provision for loan losses	300	300	300	300	450	450	450	450

Net income after provision for loan losses	8,433	7,852	7,916	7,665	6,527	8,241	8,380	8,203
Noninterest income	2,961	2,726	2,551	2,783	3,569	3,039	3,207	2,672
Noninterest expense.	9,416	8,573	8,606	8,555	8,461	8,663	7,585	7,785

Income before income taxes	1,978	2,005	1,861	1,893	1,635	2,617	4,002	3,090
Income taxes	378	560	602	398	83	864	1,376	960

Net income	$1,600	$1,445	$1,259	$1,495	$1,552	$1,753	$2,626	$2,130

Net income applicable to common shares	$1,510	$1,355	$1,172	$1,407	$1,461	$1,660	$2,539	$2,042

SELECTED QUARTERLY DATA

PER SHARE OF STOCK

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net income per share of common stock	$13.69	$12.25	$10.56	$12.62	$13.09	$14.84	$22.71	$18.08
Cash dividends—common	0.40	0.40	0.40	0.40	0.40	0.40	0.40	0.38
Cash dividends—preferred B	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22
Cash dividends—preferred C	0.23	0.23	0.22	0.22	0.23	0.23	0.22	0.22

LEGAL PROCEEDINGS

There are no material legal proceedings to which BancShares or its subsidiaries are a party or to which any of their property is subject, other than ordinary, routine litigation incidental to the business of commercial banking.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established market for BancShares’ common or preferred stock, although the common stock is quoted in the “pink sheets” under the trading symbol “SBNC.”

The approximate number of record holders of BancShares’ outstanding common stock at December 31, 2004 was 321. Dividends paid to shareholders of BancShares are dependent upon dividends received by BancShares from Southern. Southern is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Should at any time its surplus be less than 50% of its paid-in capital stock, Southern may not declare a dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the Federal Deposit Insurance Corporation.

Dividends on BancShares’ common stock may be paid only after dividends on preferred Series “B” and “C” shares have been paid. Common share dividends are based upon BancShares’ profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. Information regarding dividends paid by BancShares on its outstanding common and preferred stock during each quarter of 2004 and 2003 is contained in the “Per Share of Stock” section of Table 19.

Common shareholders are entitled to one vote per share and holders of shares of BancShares’ Series “B” and “C” preferred stock are entitled to one vote for each 38 shares owned.

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended December 31, 2004:

Table 20

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: 10/01/04 through 10/31/04
Common Stock	490	$425.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A
Month #2: 11/01/04 through 11/30/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	150	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A
Month #3: 12/01/04 through 12/31/04
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	1,318	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A
Total numbers of shares:
Common Stock	490	$425.00	N/A	N/A
Series B Preferred Stock	1,468	$11.25	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

(1)	All purchases were made pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. All of the above purchases were unsolicited private transactions. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law.

ACCOUNTING AND OTHER MATTERS

ACCOUNTING MATTERS

The new accounting standards are discussed in detail in the notes to the consolidated financial statements.

OTHER MATTERS

Code of Ethics

BancShares has adopted a code of ethics that applies to all its executive officers, including its principal executive and principal financial and accounting officers. A copy of the code of ethics will be provided without charge to any person upon request. Requests for copies should be directed by mail to Corporate Secretary, Southern BancShares, Inc., Post Office Box 729, Mount Olive, North Carolina 28365, or by telephone to (919) 658-7007.

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

Amortizable Intangible Assets

The determination of the amortizable portion of the total intangible asset recorded related to the Seaboard and Woodland acquisition (and subsequent amortization thereof in 2004) is based upon an internal estimate performed by BancShares.

Procedures for Shareholder Recommendations to Nominating Committee

BancShares’ Nominating Committee has adopted procedures to be followed by shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to the Board of Directors. A copy of those procedures is attached as an exhibit to this Report. A copy of these procedures will be provided without charge to any person upon request. Requests for copies should be directed by mail to Corporate Secretary, Southern BancShares, Inc., Post Office Box 729, Mount Olive, North Carolina 28365, or by telephone to (919) 658-7007.

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

No change in BancShares’ internal control over financial reporting occurred during the 4th quarter of the period covered by this report that was identified in connection with the above evaluation and that has materially affected, or is reasonably likely to materially affect, BancShares internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Southern BancShares (N.C.), Inc.

Mt. Olive, North Carolina

We have audited the accompanying consolidated balance sheet of Southern BancShares (N.C.), Inc. and subsidiary (the “Company”) as of December 31, 2004 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern BancShares (N.C.), Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Sanford, North Carolina

February 11, 2005

KPMG LLP

Suite 1200

150 Fayetteville Street Mall

PO Box 29543

Raleigh, NC 27626-0543

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Southern BancShares, Inc.:

We have audited the accompanying consolidated balance sheet of Southern Bancshares (N.C.), Inc. and Subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Bancshares (N.C.), Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions.

March 5, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.

member firm of KPMG International, a Swiss cooperative.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for shares and per share data)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$22,283	$44,552
Overnight funds sold	35,872	40,020
Investment securities:
Available-for-sale, at fair value (amortized cost of $43,600 and $117,903, respectively)	74,903	143,669
Held-to-maturity, at amortized cost (fair value of $236,172 and $110,346, respectively)	236,609	109,357
Loans	639,311	628,000
Loans held for sale	4,880	3,171
Less allowance for loan losses	(10,259)	(10,095)

Net loans	633,932	621,076
Accrued interest receivable	4,929	4,910
Premises and equipment	34,513	35,605
Goodwill	7,712	6,516
Intangible assets	3,687	4,590
Other assets	3,010	5,732

Total assets	$1,057,450	$1,016,027

LIABILITIES
Deposits:
Noninterest-bearing	$183,762	$174,155
Interest-bearing	726,760	702,355

Total deposits	910,522	876,510
Accrued interest payable	1,447	1,364
Short-term borrowings	16,017	15,870
Long-term obligations	23,711	23,711
Other liabilities	9,735	10,054

Total liabilities	961,432	927,509

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,506 and $3,583 liquidation value at December 31, 2004 and December 31, 2003, respectively; 408,728 shares authorized; 350,593 and 358,316 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	1,753	1,745
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both December 31, 2004 and December 31, 2003; 43,631 shares authorized; 39,657 shares issued and outstanding at both December 31, 2004 and December 31, 2003	525	552
Common stock, $5 par value; 158,485 shares authorized; 110,126 and 111,530 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	551	558
Surplus	10,000	10,000
Retained earnings	64,528	59,919
Accumulated other comprehensive income	18,661	15,744

Total shareholders’ equity	96,018	88,518

Total liabilities and shareholders’ equity	$1,057,450	$1,016,027

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except for share and per share data)

	Year ended December 31,
	2004	2003	2002
Interest income:
Loans	$38,348	$39,888	$40,582
Investment securities:
U. S. Government	3,379	3,112	5,509
State, county and municipal	1,107	1,062	1,203
Other	1,938	1,484	1,628

Total investment securities interest income	6,424	5,658	8,340
Overnight funds sold	554	537	500

Total interest income	45,326	46,083	49,422
Interest expense:
Deposits	10,203	10,784	13,319
Short-term borrowings	160	120	203
Long-term obligations	1,897	2,028	2,070

Total interest expense	12,260	12,932	15,592

Net interest income	33,066	33,151	33,830
Provision for loan losses	1,200	1,800	1,950

Net interest income after provision for loan losses	31,866	31,351	31,880
Noninterest income:
Service charges on deposit accounts	7,090	6,714	5,688
Other service charges and fees	2,474	2,253	1,786
Gain on sale of loans	662	2,446	1,297
Investment securities gain, net.	229	282	1,569
Other	566	792	330

Total noninterest income	11,021	12,487	10,670
Noninterest expense:
Personnel	18,568	16,633	14,912
Data processing	3,612	3,049	2,731
Occupancy	3,551	3,158	2,853
Furniture and equipment	2,041	2,025	1,896
Intangibles amortization	1,496	1,675	1,818
Professional fees	893	980	666
Other	4,989	4,974	4,717

Total noninterest expense	35,150	32,494	29,593

Income before income taxes	7,737	11,344	12,957
Income taxes	1,938	3,283	3,846

Net income	5,799	8,061	9,111

Other comprehensive income, net of tax:
Unrealized gains arising during period	5,235	6,867	4,234
Less: tax effect	(2,016)	(2,647)	(1,632)
Less: Reclassification adjustment for gains included in net income	(229)	(282)	(1,569)
Less: tax effect	85	109	605
Minimum pension liability	(257)	(94)	(49)
Less: tax effect	99	36	19
Total other comprehensive income	2,917	3,989	1,608

Comprehensive income	$8,716	$12,050	$10,719

Per share information:
Net income per common share	$49.12	$68.72	$76.77
Cash dividends declared on common shares	1.60	1.58	1.50
Weighted average common shares outstanding	110,828	112,070	113,961

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands except for share and per share data)

	Preferred Stock								Accumulated Other Compre- hensive Income	Total Shareholders’ Equity
	Series B		Series C		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus
BALANCE, DECEMBER 31, 2001	363,373	$1,770	39,716	$553	114,208	$571	$10,000	$44,388	$10,147	$67,429
Net income	—	—	—	—	—	—	—	9,111	—	9,111
Purchase and retirement of stock	(2,453)	(12)	(59)	(1)	(559)	(3)	—	(124)	—	(140)
Cash dividends:
Common stock ($1.50 per share)	—	—	—	—	—	—	—	(170)	—	(170)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(326)	—	(326)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Other	—	—	—	—	—	—	—	33	—	33
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(30)	(30)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	1,638	1,638

BALANCE, DECEMBER 31, 2002	360,920	$1,758	39,657	$552	113,649	$568	$10,000	$52,876	$11,755	$77,509

Net income	—	—	—	—	—	—	—	8,061	—	8,061
Purchase and retirement of stock	(2,604)	(13)			(2,119)	(10)	—	(487)	—	(510)
Cash dividends:
Common stock ($1.58 per share)	—	—	—	—	—	—	—	(172)	—	(172)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(323)	—	(323)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	4,047	4,047

BALANCE, DECEMBER 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518

Net income	—	—	—	—	—	—	—	5,799	—	5,799
Purchase, retirement and reclass of stock . . . .	(7,723)	8		(27)	(1,404)	(7)	—	(658)	—	(684)
Cash dividends:
Common stock ($1.60 per share)	—	—	—	—	—	—	—	(177)	—	(177)
Preferred B ($.90 per share)	—	—	—	—	—	—	—	(319)	—	(319)
Preferred C ($.90 per share)	—	—	—	—	—	—	—	(36)	—	(36)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(158)	(158)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	3,075	3,075

BALANCE, DECEMBER 31, 2004	350,593	$1,753	39,657	$525	110,126	$551	$10,000	$64,528	$18,661	$96,018

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$5,799	$8,061	$9,111
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,200	1,800	1,950
Deferred income taxes	(238)	(422)	(681)
Gains on sales, donations and issuer calls of securities	(181)	(282)	(1,569)
Loss (gain) on sale and abandonment of premises and equipment	48	(167)	117
Gain on sale of foreclosed assets	53	22	(89)
Gain on sale of loans	(662)	(2,446)	(1,297)
Net amortization (accretion of discounts) of premiums on investments	631	1,087	646
Amortization of intangibles and mortgage servicing rights	1,791	1,928	2,109
Depreciation	2,783	2,484	2,401
Proceeds from sales of loans held for sale	65,555	132,148	63,173
Origination of loans held for sale	(71,365)	(129,096)	(98,297)
Net increase in intangible assets	(293)	(549)	(355)
Net (increase) decrease in accrued interest receivable	(19)	371	816
Net increase (decrease) in accrued interest payable	83	(577)	(1,309)
Net increase in other assets	(554)	(1,689)	(1,017)
Net (decrease) increase in other liabilities	(320)	365	1,239

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,311	13,038	(23,052)

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	54,015	72,650	43,529
Proceeds from maturities and issuer calls of investment securities held-to-maturity	46,398	24,910	42,332
Proceeds from sales of investment securities available-for-sale	—	1,815	3,387
Purchases of investment securities held-to-maturity	(143,993)	(106,081)	(14,797)
Purchases of investment securities available-for-sale	(10,555)	(49,984)	(57,134)
Net decrease (increase) in loans	4,167	(14,632)	(32,383)
Purchases of premises and equipment	(1,728)	(5,085)	(2,059)
Proceeds from sales of foreclosed assets	646	293	212
Net cash received for branches acquired	15,418	15,088	24,325

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(35,632)	(61,026)	7,412

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	20,923	61,680	38,920
Net decrease in time deposits	(14,950)	(208)	(12,123)
Net proceeds (repayments) of short-term borrowed funds	147	1,530	(3,806)
Net proceeds of long-term obligations	—	711	—
Other	—	—	33
Cash dividends paid	(532)	(531)	(532)
Purchase and retirement of stock	(684)	(510)	(140)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,904	62,672	22,352

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,417)	14,684	6,712
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	84,572	69,888	63,176

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$58,155	$84,572	$69,888

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$12,177	$13,488	$16,901
Income taxes	$1,319	$4,327	$4,729
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities, net of tax	$5,006	$4,047	$1,638
Foreclosed loans transferred to other real estate	$1,048	$42	$528
Minimum pension liability, net of tax	$(158)	$(58)	$(30)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1.    Summary of Significant Accounting Policies

BancShares

Southern BancShares (N.C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which currently operates 53 banking offices in eastern North Carolina. Southern, which began operations in January, 1901, has a non-bank subsidiary, Goshen, Inc., whose insurance agency operations complement the operations of its parent. Southern and BancShares are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis over a period of 5 to 10 years and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (MSRs) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized into income over the projected servicing life of the underlying loans. Capitalized MSRs are periodically reviewed for impairment. The MSR balances were $860 and $966 at December 31, 2004 and 2003 respectively. No valuation allowance for impairment was required at either date.

As of December 31, 2004, BancShares had intangible assets totaling $11.4 million. Management evaluated BancShares’ existing intangible assets and goodwill as of December 31, 2004. Bancshares will continue to amortize the remaining intangible assets, totaling $3.7 million at December 31, 2004, which relate primarily to acquisitions of branches. These intangible assets will continue to be amortized over their estimated useful lives. The amortization expense associated with these branches was $1.5 million, $1.7 million, and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of December 31, 2004 and December 31, 2003 and the gross carrying amount of unamortized intangible assets as of December 31, 2004 and December 31, 2003:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible assets:
Branch acquisitions	$14,691	$11,888	$13,981	$10,389
Mortgage servicing rights	2,610	1,749	2,423	1,457

Total	$17,301	$13,637	$16,404	$11,846

Unamortized Intangible assets:
Goodwill	$7,712	—	$6,516	—
Pension	$23	—	$31	—

At December 31, 2004, the scheduled amortization expense for intangible assets is as follows:

Scheduled Amortization Expense
2005	$1,501
2006	1,036
2007	587
2008	281
2009	143
2010 and after	116

Total	$3,664

The actual amortization expense in future periods may be subject to change based on changes in the useful life of the assets, expectations for loan prepayments, future acquisitions and future loan sales.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Earnings per common share are calculated based on the following amounts for the years ended December 31:

	2004	2003	2002
Net income	$5,799	$8,061	$9,111
Less: Preferred dividends	(355)	(359)	(362)

Net income applicable to common shares	$5,444	$7,702	$8,749

Weighted average common shares outstanding during the period	110,828	112,070	113,961

Comprehensive Income

Comprehensive income is defined as the change in equity during a period for non-owner transactions and comprises net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. Components of other comprehensive income for the company consist of the unrealized gains and losses, net of taxes, in the company’s available for sale securities portfolio.

Accumulated other comprehensive income at December 31, 2004 and 2003 consists of the following:

	2004	2003
Unrealized holding gains—investment securities available for sale	$30,771	$25,765
Deferred income taxes	(11,864)	(9,933)

Net unrealized holding gains—investment securities available for sale	18,907	15,832

Unrealized holding loss—minimum pension liability	(401)	(143)
Deferred income taxes	155	55

Net unrealized holding loss—minimum pension liability	(246)	(88)

Total accumulated other comprehensive income	$18,661	$15,744

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

New Accounting Standards

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

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. The Company does not have a stock option plan and adoption of SFAS No. 123(R) will not have any effect on the consolidated financial statements.

Note 2.    Investment Securities

The amortized cost and estimated fair values of investment securities at December 31 were as follows:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$185,798	$—	$(1,235)	$184,563	$57,892	$74	$(13)	$57,953
U. S. Agencies	15,018	—	(46)	14,972	30,417	4	(77)	30,344
Obligations of states and political subdivisions	35,793	857	(13)	36,637	21,048	1,005	(4)	22,049

	$236,609	$857	$(1,294)	$236,172	$109,357	$1,083	$(94)	$110,346

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	$—	$—	$—	$—	$29,012	$61	$—	$29,073
U. S. Agencies	6,001	—	(7)	5,994	59,386	302	—	59,688
Marketable equity securities	26,766	30,991	(143)	57,614	16,025	24,754	(4)	40,775
Obligations of states and political subdivisions	6,401	238	—	6,639	7,220	340	(2)	7,558
Mortgage-backed securities	4,432	224	—	4,656	6,260	315	—	6,575

	$43,600	$31,453	$(150)	$74,903	$117,903	$25,772	$(6)	$143,669

TOTALS	$280,209	$32,310	$(1,444)	$311,075	$227,260	$26,855	$(100)	$254,015

Securities with a carrying value of $116,777 were pledged at December 31, 2004 to secure public deposits and for other purposes as required by law and contractual arrangement.

Temporarily Impaired Securities Losses At December 31, 2004:

	Less Than 12 Months		12 Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U. S. Treasuries	$700	$106,153	$535	$78,410	$1,235	$184,563
U. S. Agencies	—	—	53	20,966	53	20,966
Obligations of states and political subdivisions	4	4,522	9	205	13	4,727

Subtotal, debt securities	704	110,675	597	99,581	1,301	210,256
Marketable equity securities	127	4,111	16	531	143	4,642

Total temporarily impaired securities	$831	$114,786	$613	$100,112	$1,444	$214,898

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The above securities losses are considered temporary losses at December 31, 2004 principally resulting from the low interest rate market managed by the Federal Reserve during the majority of 2003 and 2004. The losses are principally in fifteen U. S. Government investments with less than two years until maturity.

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

The above securities losses were considered temporary losses at December 31, 2003 principally resulting from the continued extraordinarily low interest rate market managed by the Federal Reserve during 2003. The losses were principally in seven U. S. Government investments with less than two years until maturity.

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Securities held-to-maturity:
Due in one year or less	$121,134	$120,571
Due after one year through five years	108,750	108,130
Due after five years through ten years	6,027	6,036
Due after ten years	698	1,435

Total	$236,609	$236,172

Securities available-for-sale:
Due in one year or less	$6,356	$6,362
Due after one year through five years	1,827	1,889
Due after five years through ten years	3,371	3,527
Due after ten years	848	855
Mortgage-backed securities	4,432	4,656
Marketable equity securities	26,766	57,614

Total	$43,600	$74,903

Sales of securities available-for-sale having a cost basis of $322 in 2004, $1,533 in 2003 and $2,102 in 2002 resulted in gross realized gains of $229 for 2004, $282 for 2003 and $1,569 for 2002.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Note 3.    Loans

Loans by type were as follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$90,653	$92,944
Real estate:
Construction	62,438	65,484
Mortgage:
One to four family residential	133,976	122,534
Commercial	200,588	186,847
Equityline	57,153	49,876
Other	30,313	47,385
Consumer	42,771	35,925
Lease financing	26,299	30,176

Total loans	$644,191	$631,171

Loans held for sale (included in one-to-four family residential loans)	$4,880	$3,171
Loans serviced for others (excluded from total loans)	$229,351	$231,880

On December 31, 2004 total loans to directors, executive officers and related individuals and organizations were $121. On December 31, 2003 total loans to directors, executive officers and related individuals and organizations were $173. During 2004, $68 of new loans were made to this group and repayments totaled $120. There were no restructured or nonaccrual loans to directors, executive officers or related individuals and organizations. All extensions of credit to such persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with others and did not involve more than normal risks of collectibility.

Note 4.    Allowance for Loan Losses

Transactions in the allowance for loan losses for the three years ended December 31 were as follows:

	2004	2003	2002
Balance at beginning of year	$10,095	$9,098	$7,636
Provision for loan losses	1,200	1,800	1,950
Loans charged off	(1,197)	(1,116)	(714)
Loan recoveries	161	313	226

Balance at end of the year	$10,259	$10,095	$9,098

At December 31, 2004 and 2003, Southern had nonaccrual loans of $1,087 and $868, respectively. At both December 31, 2004 and December 31, 2003, Southern had no restructured loans. At December 31, 2004 and 2003 Southern had accruing loans past due 90 days or more totaling $577 and $1,665, respectively. The amount of foregone interest on nonaccrual and restructured loans at December 31, 2004, 2003 and 2002, was not material for the periods presented. On December 31, 2004 Southern had loans considered to be impaired of $832. On December 31, 2003 Southern had loans considered to be impaired of $547.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Note 5.    Premises and Equipment

The components of premises and equipment were as follows:

	December 31,
	2004	2003
Land	$8,858	$8,801
Buildings and improvements	31,025	30,335
Furniture and equipment	11,645	11,483
Construction-in-progress	75	88

	51,603	50,707
Less: accumulated depreciation	(17,090)	(15,102)

Balance at the end of the year	$34,513	$35,605

Depreciation and amortization amounts of $2,783 in 2004, $2,484 in 2003 and $2,401 in 2002 are included in occupancy and furniture and equipment expenses.

Note 6.    Income Taxes

Allocation of federal and state income taxes between current and deferred portions for the years ended December 31 is as follows:

	2004	2003	2002
Current:
Federal	$1,771	$2,979	$3,818
State	405	726	709

Total	$2,176	$3,705	$4,527

Deferred:
Federal	$(187)	$79	$(205)
State	(51)	(501)	(476)

Total	$(238)	$(422)	$(681)

Total tax expense	$1,938	$3,283	$3,846

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the consolidated statements of operations is as follows:

	2004	2003	2002
Tax at statutory federal rate. . . . .	$2,638	$3,857	$4,405
State income tax, net of federal benefit	408	148	154
Tax exempt income	(900)	(808)	(669)
Dividends received deduction	(101)	(70)	(95)
Other	(107)	156	51

Total	$1,938	$3,283	$3,846

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,955	$3,892
Intangibles	2,780	2,868
Other	929	638
Valuation allowance	(37)	(36)

Total deferred tax assets	7,627	7,362

Deferred tax liabilities:
Depreciation	(1,293)	(1,220)
Leased assets	(628)	(628)
Pension liability	(11,864)	(9,878)
Other	(619)	(665)

Total deferred tax liabilities	(14,404)	(12,391)

Net deferred tax liability	$(6,777)	$(5,029)

Note 7.    Deposits

Deposits at December 31 are summarized as follows:

	2004	2003
Time	$397,224	$395,788
Demand	183,762	174,155
Money market accounts.	131,235	122,554
Checking with interest	123,190	109,222
Savings	75,111	74,791

Total deposits	$910,522	$876,510

Total time deposits with a denomination of $100 or more were $118,999 and $121,723 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of all time deposits were:

2005	$264,800
2006	44,267
2007	55,245
2008	32,912
2009 and thereafter	—

Total time deposits	$397,224

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Note 8.    Short-Term Borrowings and Long-Term Obligations

Short-term Borrowings

Short-term borrowings at December 31, were:

	2004	2003
U.S. Treasury tax and loan accounts	$1,865	$1,227
Repurchase agreements	14,152	14,643

Total short-term borrowings	$16,017	$15,870

The U. S. Treasury tax and loan accounts averaged $1,331 in 2004 and $1,303 in 2003. The highest month-end balance of the U. S. Treasury tax and loan accounts was $2,053 in 2004 and $2,085 in 2003. The average rate on U. S. Treasury tax and loan accounts was 0.95% in 2004 and 0.80% in 2003. The repurchase agreements averaged $15,071 in 2004 and $13,941 in 2003. The highest month-end balance of the repurchase agreements was $16,899 in 2004 and $16,488 in 2003. The average rate on repurchase agreements in 2004 and 2003 was 0.98% and 0.79%, respectively. At December 31, 2004, $38,750 of investment securities were pledged for short-term borrowings. The securities collateralizing the repurchase agreements have been delivered to a third party custodian for safekeeping.

Long-term Obligations

Effective December 31, 2003, BancShares discontinued the consolidation of Southern Capital Trust I and began reporting the junior subordinated debentures that BancShares had issued in exchange for the proceeds that resulted from the issuance of the trust preferred securities. The trust preferred securities that were previously reported and the junior subordinated debentures that were reported effective December 31, 2003, are classified as long-term obligations. The impact of this change did not have a material effect on the consolidated financial statements. Except for the accounting treatment, the relationship between Bancshares and Southern Capital Trust I has not changed. The $23.7 million long-term obligations qualify as Tier 1 Capital for BancShares, bear interest at 8.25% and mature in 2028. BancShares may redeem the long-term obligations in whole or in part at any time. Southern Capital Trust I continues to be a wholly-owned finance subsidiary of BancShares, and the full and unconditional guarantee of BancShares for the repayment of the trust preferred securities remains in effect.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides information regarding the branch acquisitions that have been consummated during the three-year period ending December 31, 2004:

Date	Institution/Location	Assets Acquired (1)	Deposit Liabilities Assumed	Resulting Intangible
September 2004	Capital Bank	$18,231	$18,231	$1,391
	Seaboard, North Carolina

	Capital Bank	$9,808	$9,808	$515
	Woodland, North Carolina

October 2003	RBC Centura	$18,280	$18,280	$1,683
	Norlina, North Carolina

October 2002	RBC Centura	$31,316	$31,316	$2,610
	Scotland Neck, North Carolina

(1)	Includes the transfer of cash.

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

The following sets forth pertinent information regarding the pension plan for the periods indicated:

Benefit Obligations

Change in benefit obligation	Pension Benefits
	2004	2003	2002
Benefit obligation, beginning of year	$17,778	$14,097	$10,622
Service cost	897	751	636
Interest cost	1,080	1,006	795
Actuarial (gain) loss	(46)	2,279	1,171
Transfers from affiliated banks	9	37	1,199
Benefits paid	(472)	(392)	(326)

Benefit obligation, end of year	$19,246	$17,778	$14,097

The accumulated benefit obligation for the pension plan at the end of 2004 and 2003 was $15,562 and $13,372, respectively.

Southern uses a measurement date of December 31 for its pension plan.

Weighted average assumptions used to determine benefit obligations, end of year

	2004	2003	2002
Discount rate	5.70%	6.00%	6.50%
Rate of compensation increase	4.00%	4.50%	4.75%

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Plan Assets

Change in plan assets	Pension Benefits
	2004	2003	2002
Fair value of plan assets, beginning of year	$12,213	$9,881	$7,761
Actual return on plan assets	1,079	1,596	17
Employer contribution	1,357	1,075	1,059
Transfer from affiliated banks	16	53	1,370
Benefits	(472)	(392)	(326)

Fair value of plan assets, end of year	$14,193	$12,213	$9,881

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.

The asset allocation for Southern’s pension plan at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows. The fair value of plan assets for the plan is $14,193 and $12,213 at the end of 2004 and 2003, respectively. The expected long term rate of return on the plan assets was 8.50% in 2004 and 8.00% in 2003.

Asset category	Target Allocation for 2005	Percentage of Plan Assets at Year End
		2004	2003	2002
Equity securities	55%	60%	50%	35%
Debt securities	45	39%	50%	65%
Other	—	1%	—	—

Total	100%	100%	100%	100%

Southern’s investment strategy calls for earning an adequate return on assets while not exposing the assets to unnecessary risk. The plan’s assets are invested in marketable, fixed rate U. S Government and corporate securities (45%) and marketable U. S. Equity securities (55%). In 2004 the plan’s committee shifted its target allocation of the plan’s assets, from 50% fixed income and 50% equities, to the above allocations. This change was made after careful deliberation and review of historic returns in these two categories of investments.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Funded Status

The funded status of the plan, reconciled to the amount on the statement of financial position, follows:

	Pension Benefits
End of Year	2004	2003	2002
Fair value of plan assets	$14,193	$12,213	$9,881
Benefit obligation	19,246	17,778	14,097

Funded status	(5,053)	(5,565)	(4,216)
Amounts not yet recognized:
Unrecognized net loss	4,085	4,549	3,293
Unrecognized prior service cost	23	31	39
Unrecognized net transition asset	—	—	(22)

Net amount recognized	$(945)	$(985)	$(906)

	Pension Benefits
End of Year	2004	2003	2002
Accrued benefit cost	$(945)	$(985)	$(906)
Additional minimum liability	(424)	(175)	(87)
Intangible asset	23	31	39
Accumulated other comprehensive income	401	144	48

Net amount recognized	$(945)	$(985)	$(906)

At the end of 2004 and 2003 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
End of Year	2004	2003	2004	2003
Projected benefit obligation	$19,246	$17,778	$19,246	$17,778
Accumulated benefit obligation	$15,562	$13,372	$15,562	$13,372
Fair value of plan assets	$14,193	$12,213	$14,193	$12,213

Employer Contributions	Pension Benefits
2005 (expected) to plan trusts	$1,036

Expected Benefit Payments
2005	$582
2006	646
2007	748
2008	828
2009	935
2010 – 2014	6,669

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Net Periodic Cost	Pension Benefits
Components of net periodic benefit cost	2004	2003	2002
Service cost	$897	$751	$636
Interest cost	1,080	1,007	796
Expected return on plan assets	(980)	(820)	(679)
Amortization of prior service cost (benefit)	8	8	8
Amortization of net actuarial loss (gain)	313	231	118
Amortization of transition obligation (asset)	—	(22)	(41)

Net periodic benefit cost	$1,318	$1,155	$838

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	4.50%	4.75%	4.75%
Expected return on plan assets	8.50%	8.00%	8.50%

The methodology utilized to establish an appropriate long-term rate of return on plan assets consists of monitoring and aggregating the actual returns of the plan since 1995 as a predictor of probable future returns, modified as appropriate by estimates of future market conditions as such conditions may modify ether positively or negatively future returns.

Note 11.    Regulatory Requirements and Restrictions

BancShares and its banking subsidiary are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations establish guidelines for minimum capital levels, restrict certain dividend payments and require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Such reserves averaged $15,135 during 2004 and were primarily satisfied by vault cash.

Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Southern bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are on conditions or events since the notification that management believes have changed Southern’s category. Southern’s actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:	(Dollars in thousands)
Total capital (to risk-weighted assets)	$88,796	13.45%	$52,834	8.00%	$66,043	10.00%
Tier 1 Capital (to risk-weighted assets)	$74,762	11.32%	$26,417	4.00%	$39,626	6.00%
Tier 1 capital (to average assets)	$74,762	7.39%	$40,461	4.00%	$50,576	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:	(Dollars in thousands)
Total capital (to risk-weighted assets)	$85,594	12.99%	$52,725	8.00%	$65,906	10.00%
Tier 1 Capital (to risk-weighted assets)	$72,828	11.05%	$26,362	4.00%	$39,543	6.00%
Tier 1 capital (to average assets)	$72,828	7.62%	$38,223	4.00%	$47,779	5.00%

The Company is also subject to these requirements. At December 31, 2004, the Company’s total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets were 16.31%, 13.11% and 8.73%, respectively.

The primary source of funds for the dividends paid by BancShares to its shareholders is dividends received from its Banking subsidiary. Southern Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of retained earnings. Should at anytime its surplus be less than 50% of its paid-in capital stock, Southern Bank may not declare a dividend until it has transferred from retained earnings to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. Additionally, dividends paid by Southern Bank may be limited by the need to retain sufficient earnings to satisfy minimum capital requirements imposed by the FDIC. Dividends on BancShares’ common shares may be paid only after dividends on preferred Series “B” and “C” shares have been paid. Common share dividends are based upon BancShares’ profitability and are paid at the discretion of the Board of Directors. Management does not expect any of the foregoing restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2004 BancShares’ investment in Southern was restricted to an amount equal to the level of regulatory capital, approximately $88.8 million, that could be transferred to Southern without obtaining prior regulatory approval.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 is $5,938. At December 31, 2004, BancShares considered this amount to be immaterial and has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no liability is considered necessary. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event BancShares had to advance funds to fulfill the guarantee.

Outstanding commitments to lend at December 31, 2004 and December 31, 2003 were $182,139 and $182,704 and include undisbursed advances on customer lines of credit of $64,338 and $57,360, respectively. Outstanding standby letters of credit and commitments to lend at December 31, 2004 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at December 31, 2004 generally expire within one to five years.

At December 31, 2004, commitments to sell loans amounted to $11,468. At December 31, 2003 commitments to sell loans were $2,158.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Note 13.    Parent Company Financial Statements

Presented below are the condensed balance sheets (parent company only) of Southern BancShares (N.C.), Inc. as of December 31, 2004 and 2003 and condensed statements of income and cash flows for the three years ended December 31, 2004.

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Cash	$246	$434
Investment securities available-for-sale	30,973	25,575
Other assets	1,232	1,086
Investment in subsidiaries	92,996	90,369

Total assets	$125,447	$117,464

Liabilities and Shareholders’ Equity

Accrued liabilities	$5,718	$5,235
Notes payable	23,711	23,711

Total liabilities	29,429	28,946
Shareholders’ equity	96,018	88,518

Total liabilities and shareholders’ equity	$125,447	$117,464

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2004	2003	2002
Dividends from bank subsidiary	$4,262	$2,492	$2,491
Securities gains	224	221	1,346
Other	1,030	657	626

Total income	5,516	3,370	4,463
Interest expense	(1,898)	(2,028)	(2,129)
Other expense	(517)	(807)	(362)

Income before equity in undistributed income of subsidiaries	3,101	535	1,972
Equity in undistributed income of subsidiaries	2,698	7,526	7,139

Net income	$5,799	$8,061	$9,111

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$5,799	$8,061	$9,111
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in undistributed net income of subsidiary	(2,698)	(7,526)	(7,139)
Gains on sales and issuer calls of securities	(224)	(221)	(1,346)
Decrease (increase) in other assets	29	(908)	292
Increase in accrued liabilities	810	1,643	736

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,716	1,049	1,654

INVESTING ACTIVITIES:
(Purchase) sale of investments	(2,688)	(2,553)	452

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(2,688)	(2,553)	452

FINANCING ACTIVITIES:
Dividends paid	(532)	(531)	(532)
Purchase and retirement or redemption of stock	(684)	(510)	(140)

NET CASH USED BY FINANCING ACTIVITIES	(1,216)	(1,041)	(672)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188)	(2,545)	1,434
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	434	2,979	1,545

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$246	$434	$2,979

SUPPLEMENTAL DISCLOSURES OF CASHPAID DURING THE YEAR FOR:
Interest	$1,898	$2,028	$2,129

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Long-term obligations

The fair value of long-term obligations is the market value as of December 31, 2004 and 2003.

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

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The estimated fair values of BancShares’ financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$22,283	$22,283	$44,552	$44,552
Overnight funds sold	35,872	35,872	40,020	40,020
Investment securities:
Held-to-maturity	236,609	236,172	109,357	110,346
Available-for-sale	74,903	74,903	143,669	143,669
Loans, net of allowance	633,932	632,865	621,076	625,618
Accrued interest receivable	4,929	4,929	4,910	4,910
Financial liabilities:
Deposits	$910,522	$912,851	$876,510	$879,165
Short-term borrowings	16,017	16,017	15,870	15,870
Long-term obligations	23,711	24,541	23,711	24,588
Accrued interest payable	1,447	1,447	1,364	1,364

Note 15.    Related Parties

BancShares has entered into various service contracts with another bank holding company and its subsidiary (the “Corporation”). The Corporation has two significant shareholders, which are also significant shareholders of BancShares. The first significant shareholder is a director of BancShares and at December 31, 2004 beneficially owned 32,751 shares, or 29.74%, of BancShares’ outstanding common stock and 4,966 shares, or 1.42%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 24.90%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at December 31, 2004, beneficially owned 2,529,534 shares, or 28.89%, and 1,378,670 shares, or 15.74%, of the Corporation’s outstanding Class A common stock, and 664,533 shares, or 39.61%, and 209,742 shares, or 12.50%, of the Corporation’s outstanding Class B common stock. The above totals include 464,804 Class A common shares, or 5.31%, and 104,644 Class B common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals A subsidiary of the Corporation is First-Citizens Bank & Trust Company (“First Citizens”).

The following table lists the various charges paid to the Corporation during the years ended December 31:

	2004	2003	2002
Data and item processing	$3,152	$2,712	$2,521
Forms, supplies and equipment	1,047	1,347	631
Internet banking	154	163	107
Consulting fees	107	105	97
Trustee for employee benefit plans	70	62	60
Other services	126	82	83

Total	$4,656	$4,471	$3,499

Data and item processing expenses include courier services, proof and encoding, imaging, check storage, statement rendering and item processing forms. Forms, supplies and equipment includes branch data processing customer service equipment replacements and additions. During 2003 the majority of the branch computer hardware and software was upgraded or replaced. BancShares also has a correspondent relationship with the Corporation. Correspondent account

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

balances with the Corporation included in cash and due from banks totaled $4,159 at December 31, 2004 and $27,564 at December 31, 2003. Southern’s wholly-owned subsidiary, Goshen, Inc. paid $67 to an Insurance Company owned by the Corporation for the sale of insurance written in connection with loans made by Southern in 2004 compared to $82 paid in 2003. BancShares also owns 127,584 and 22,219 shares of Class A and Class B common stock of the Corporation. The Class A and Class B common stock had a cost basis of $3.0 million and $465, respectively, at December 31, 2004. The Class A common stock had a fair value of $18.9 million and $15.0 million at December 31, 2004 and 2003, respectively. The Class B common stock had a fair value of $3.2 million and $2.7 million at December 31, 2004 and 2003, respectively.

BancShares is related through common ownership with Fidelity Bancshares NC Inc., (“Fidelity”) and Heritage BancShares, Inc., (“Heritage”) in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $1.9 million of Fidelity’s mortgage loans at December 31, 2004. BancShares also provides underwriting and processing services for mortgage loans originated through Fidelity and Heritage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2005

SOUTHERN BANCSHARES (N.C.), INC.

By:	/s/ JOHN C. PEGRAM, JR.
John C. Pegram, Jr. Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. PEGRAM, JR. John C. Pegram, Jr.	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 8, 2005

/s/ DAVID A. BEAN David A. Bean	Treasurer (principal financial and accounting officer)	March 8, 2005

/S/ BYNUM R. BROWN Bynum R. Brown	Director	March 8, 2005

/S/ WILLIAM H. BRYAN William H. Bryan	Director	March 8, 2005

/s/ Robert J. Carroll	Director

/s/ Hope H. Connell	Director

/S/ J. EDWIN DREW J. Edwin Drew	Director	March 8, 2005

/S/ MOSES B. GILLAM, JR. Moses B. Gillam, Jr.	Director	March 8, 2005

/s/ LeRoy C. Hand, Jr.	Director

Signature	Title	Date

/s/ Frank B. Holding	Director

/S/ M. J. MCSORLEY M. J. McSorley	Director	March 8, 2005

/S/ W. HUNTER MORGAN, SR. W. Hunter Morgan, Sr.	Director	March 8, 2005

/S/ W. A. POTTS W. A. Potts	Director	March 8, 2005

/S/ CHARLES L. REVELLE, JR. Charles L. Revelle, Jr.	Director	March 8, 2005

/S/ CHARLES O. SYKES Charles O. Sykes	Director	March 8, 2005

/S/ JOHN N. WALKER John N. Walker	Director	March 8, 2005

/S/ R.S. WILLIAMS R.S. Williams	Director	March 8, 2005

EXHIBIT INDEX

Exhibit Number

3.1	Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation of the Registrant (filed as exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

3.2	Registrant’s Bylaws (filed as exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-52107) filed May 7, 1998 and incorporated herein by reference)

4.1	Amended and Restated Trust Agreement of Southern Capital Trust I (filed as Exhibit 4.3 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference.)

4.2	Form of Guarantee Agreement (filed as Exhibit 4.5 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

4.3	Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (filed as Exhibit 4.6 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (No. 333-52107) filed June 3, 1998 and incorporated herein by reference).

10.1	Assignment and Assumption Agreement and First Amendment of Noncompetition and Consultation Agreement between First-Citizens Bank & Trust Company, Southern Bank and Trust Company and M. J. McSorley (filed as exhibit 10.3 to the Registrant’s 1989 Annual Report on Form 10-K and incorporated herein by reference)

10.2	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and John C. Pegram filed as exhibit 10.1 to the Registrant’s March 31, 2004 Form 10-Q and incorporated herein by reference.

10.3	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 5, 2004 between Southern Bank and Trust Company and Paul A. Brewer filed as exhibit 10.2 to the Registrant’s March 31, 2004 Form 10-Q and incorporated herein by reference.

10.4	Employee Deferred Compensation, Post Retirement Non-Competition and Death Benefit Agreement dated January 7, 2004 between Southern Bank and Trust Company and R. D. Ray filed as exhibit 10.3 to the Registrant’s March 31, 2004 Form 10-Q and incorporated herein by reference.

21	Subsidiaries of the Registrant (filed as exhibit 21 to the Registrant’s 1999 Annual Report on Form 10-K and incorporated herein by reference)

31.1	Certification of BancShares Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of BancShares Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification of BancShares Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Registrant’s Procedures for Shareholder Recommendations to Nominating Committee (filed herewith)

99.2	Registrant’s definitive Proxy Statement dated March 22, 2005 for the 2004 Annual Shareholders’ Meeting (being filed separately)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO DAVID A. BEAN, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER OF SOUTHERN BANCSHARES (N.C.), INC.