Form 10-Q
period 2005-03-31
SOUTHERN BANCSHARES NC INC
filed 2005-05-11
CIK 703904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the close of the quarter covered by this report.

109,114 shares

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands except for share data)	March 31, 2005	December 31, 2004 *
ASSETS
Cash and due from banks	$33,754	$22,283
Overnight funds sold	27,440	35,872
Investment securities:
Held-to-maturity, at amortized cost (fair value $230,907 and $236,172, respectively)	232,264	236,609
Available-for-sale, at fair value (amortized cost $49,219 and $43,600, respectively)	78,921	74,903
Loans	639,356	639,311
Loans held for sale	2,105	4,880
Less allowance for loan losses	(10,450)	(10,259)

Net loans	631,011	633,932
Premises and equipment	34,340	34,513
Goodwill	7,712	7,712
Accrued interest receivable	5,325	4,929
Intangible assets	3,309	3,687
Other assets	3,506	3,010

Total assets	$1,057,582	$1,057,450

LIABILITIES
Deposits:
Noninterest-bearing	$183,588	$183,762
Interest-bearing	723,312	726,760

Total deposits	906,900	910,522
Short-term borrowings	18,122	16,017
Long-term obligations	23,711	23,711
Accrued interest payable	1,753	1,447
Other liabilities	10,471	9,735

Total liabilities	960,957	961,432

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,573 and $3,506 liquidation value at March 31, 2005 and December 31, 2004, respectively; 408,728 shares authorized; 350,593 and 350,593 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,753	1,753
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both March 31, 2005 and December 31, 2004; 43,631 shares authorized; 39,657 shares issued and outstanding at both March 31, 2005 and December 31, 2004	525	525
Common stock, $5 par value; 158,485 shares authorized; 109,114 and 110,126 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	546	551
Surplus	10,000	10,000
Retained earnings	65,797	64,528
Accumulated other comprehensive income	18,004	18,661

Total shareholders’ equity	96,625	96,018

Total liabilities and shareholders’ equity	$1,057,582	$1,057,450

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands except for share and per share data)	2005	2004
Interest income:
Loans	$10,184	$9,371
Investment securities:
U. S. Government	1,104	843
State, county and municipal	325	252
Other	508	349

Total investment securities interest income	1,937	1,444
Overnight funds sold	156	114

Total interest income	12,277	10,929

Interest expense:
Deposits	2,829	2,466
Long-term obligations	475	474
Short-term borrowings	75	24

Total interest expense	3,379	2,964

Net interest income	8,898	7,965
Provision for loan losses	300	300

Net interest income after provision for loan losses	8,598	7,665

Noninterest income:
Service charges on deposit accounts	1,651	1,722
Other service charges and fees	689	598
Gain on sale of loans	143	326
Investment securities gains, net	235	(2)
Other	139	139

Total noninterest income	2,857	2,783

Noninterest expense:
Personnel	4,857	4,590
Data processing	928	844
Occupancy	888	891
Furniture and equipment	473	487
Intangibles amortization	418	465
Professional fees	218	187
Other	1,018	1,091

Total noninterest expense	8,800	8,555

Income before income taxes	2,655	1,893
Income taxes	755	398

Net income	1,900	1,495

Other comprehensive income net of tax:
Unrealized (losses) gains arising during period	(835)	954
Less: tax effect	322	(368)
Less: reclassification adjustment for (gains) losses included in net income	(235)	2
Less: tax effect	91	(1)

Total other comprehensive income	(657)	587

Comprehensive Income	$1,243	$2,082

Per share information:
Net income per common share	$16.51	$12.62
Cash dividends declared on common shares	0.40	0.40
Weighted average common shares outstanding	109,851	111,472

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock						Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Total Shareholders’ Equity
	Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518
Net income	—	—	—	—	—	—	—	1,495	—	1,495
Purchase and retirement of stock	(1,056)	(5)	—	—	(501)	(3)	—	(217)	—	(225)
Cash dividends:
Common stock ($.40 per share)	—	—	—	—	—	—	—	(44)	—	(44)
Preferred B ($.22 per share)	—	—	—	—	—	—	—	(79)	—	(79)
Preferred C ($.22 per share)	—	—	—	—	—	—	—	(9)	—	(9)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	587	587

Balance, March 31, 2004	357,260	$1,740	39,657	$552	111,029	$555	$10,000	$61,065	$16,331	$90,243

Balance, December 31, 2004	350,593	$1,753	39,657	$525	110,126	$551	$10,000	$64,528	$18,661	$96,018
Net income	—	—	—	—	—	—	—	1,900	—	1,900
Purchase and retirement of stock	—	—	—	—	(1,012)	(5)	—	(501)	—	(506)
Cash dividends:
Common stock ($.40 per share)	—	—	—	—	—	—	—	(44)	—	(44)
Preferred B ($.22 per share)	—	—	—	—	—	—	—	(77)	—	(77)
Preferred C ($.22 per share)	—	—	—	—	—	—	—	(9)	—	(9)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(657)	(657)

Balance, March 31, 2005	350,593	$1,753	39,657	$525	109,114	$546	$10,000	$65,797	$18,004	$96,625

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three months ended March 31,
(Thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$1,900	$1,495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	300
(Gains) losses on sales, donations and issuer calls of securities	(235)	2
Gain on sale of loans	(143)	(326)
Loss on sale of foreclosed assets	17	—
Proceeds from sales of loans held for sale	17,118	13,253
Origination of loans held for sale	(15,950)	(14,209)
Net increase in intangible assets	(40)	(42)
Loss on sale or abandonment of premises and equipment	1	12
Net amortization of premiums on investments	3	212
Amortization of intangibles and mortgage servicing rights	418	465
Depreciation	663	679
Net (increase) decrease in accrued interest receivable	(396)	291
Net increase in accrued interest payable	306	100
Net increase in other assets	(1,561)	(435)
Net increase in other liabilities	736	425

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,137	2,222

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	6,065	12,672
Proceeds from maturities and issuer calls of investment securities held-to-maturity	17,840	7,492
Proceeds from sales of investment securities available-for-sale	207	—
Purchases of investment securities held-to-maturity	(15,075)	(31,649)
Purchases of investment securities available-for-sale	(9,135)	(2,007)
Net decrease in loans	2,644	13,455
Purchases of premises and equipment	(491)	(558)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,055	(595)

FINANCING ACTIVITIES:
Net decrease in demand and interest-bearing demand deposits	(1,181)	(526)
Net (decrease) increase in time deposits	(2,441)	7,523
Net proceeds (repayments) of short-term borrowed funds	2,105	(1,515)
Cash dividends paid	(130)	(132)
Purchase and retirement of stock	(506)	(225)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(2,153)	5,125

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,039	$6,752
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	58,155	84,572

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$61,194	$91,324

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE PERIOD FOR:

Interest	$3,685	$2,864
Income taxes	$1,036	$601

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (losses) gains on available-for-sale securities, net of tax	$657	$587
Foreclosed loans transferred to other real estate	$1,048	$217

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004, included in the 2004 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis, over a period of 5 to 10 years as determined by independent third parties based on studies, and the useful lives are periodically reviewed for reasonableness. The net deposit premium balances were $2.5 million and $2.8 million at March 31, 2005 and December 31, 2004 respectively. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $825,000 and $861,000 at March 31, 2005 and December 31, 2004 respectively. No valuation allowance for impairment was required at March 31, 2005 or at December 31, 2004.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$14,691	$12,230	$14,691	$11,888
Mortgage servicing rights	2,650	1,825	2,610	1,749

Total	$17,341	$14,055	$17,301	$13,637

Unamortized intangible assets:
Goodwill	$7,712	$—	$7,712	$—
Pension	$23	$—	$23	$—

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 is $5.8 million. At March 31, 2005, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

Notes to consolidated financial statements

Dollars in thousands

Note 2. Investment securities

	March 31, 2005				December 31, 2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$190,806	$—	$(2,063)	$188,743	$185,798	$—	$(1,235)	$184,563
U. S. Agencies	$10,002	$—	$(15)	$9,987	$15,018	$—	$(46)	$14,972
Obligations of states and political subdivisions	31,456	817	(96)	32,177	35,793	857	(13)	36,637

	232,264	817	(2,174)	230,907	236,609	857	(1,294)	236,172

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	4,986	—	(56)	4,930	0	0	—	0
U. S. Agencies	—	—	—	—	6,001	—	(7.00)	5,994
Marketable equity securities	33,749	29,519	(112)	63,156	26,766	30,991	(143)	57,614
Obligations of states and political subdivisions	6,336	191	—	6,527	6,401	238	—	6,639
Mortgage-backed securities	4,148	172	(12)	4,308	4,432	224	—	4,656

	49,219	29,882	(180)	78,921	43,600	31,453	(150)	74,903

Totals	$281,483	$30,699	$(2,354)	$309,828	$280,209	$32,310	$(1,444)	$311,075

Temporarily Impaired Securities Losses at March 31, 2005:

	Securities Owned Less Than 12 Months		Securities Owned 12 Months or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U. S. Treasuries	$1,229	$99,593	$890	$94,080	$2,119	$193,673
U. S. Agencies	—	—	27	11,441	27	11,441
Obligations of states and political subdivisions	94	5,592	2	190	96	5,782

Subtotal, debt securities	1,323	105,185	919	105,711	2,242	210,896

Marketable equity securities	112	7,718	—	—	112	7,718

Total temporarily impaired securities	$1,435	$112,903	$919	$105,711	$2,354	$218,614

The unrealized losses on the above investment securities are the result of volatility in the investment markets during 2005. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

Note 3. ALLOWANCE FOR LOAN LOSSES

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Balance at beginning of year	$10,259	$10,095
Provision for loan losses	300	300
Loans charged off	(134)	(125)
Loan recoveries	25	41

Balance at end of the period	$10,450	$10,311

Note 4. Earnings Per Common Share

Earnings per common share are computed by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. Income applicable to common shares represents net income reduced by dividends paid to preferred shareholders. Since BancShares had no potentially dilutive securities during 2005 or 2004, the computation of basic and diluted earnings per share is the same. The following table presents the components of the earnings per share computations:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net income	$1,900	$1,495
Less: Preferred dividends	(86)	(88)

Net income applicable to common shares	$1,814	$1,407

Weighted average common shares outstanding during the period	109,851	111,472

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at March 31, 2005, beneficially owned 32,751 shares, or 30.02%, of BancShares’ outstanding common stock and 4,966 shares, or 1.42%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 25.13%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at March 31, 2005, beneficially owned 2,539,188 shares, or 29.00%, and 1,378,970 shares, or 15.75%, of the Corporation’s outstanding Class A common stock, and 666,254 shares, or 39.71%, and 208,622 shares, or 12.44%, of the Corporation’s outstanding Class B common stock. The above totals include 465,104 Class A common shares, or 5.31%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with Fidelity Bancshares NC Inc, (“Fidelity”) and Heritage BancShares, Inc. (“Heritage”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $1.8 million of Fidelity’s mortgage loans at March 31, 2005. BancShares also provides underwriting and processing services for mortgage loans originated though Fidelity and Heritage.

The following table lists the various charges paid to the Corporation during the three months ended March 31, 2005 and the three months ended March 31, 2004 in accordance with the aforementioned service contracts:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Data and item processing	$802	$772
Forms, supplies and equipment	240	294
Internet Banking	42	41
Consulting fees	24	28
Trustee for employee benefit plans	18	17
Other services	19	15

	$1,145	$1,167

Note 6. Acquisitions

BancShares has consummated numerous bank branch acquisitions in recent years. All of the acquisitions have been accounted for under the purchase method of accounting, with the results of operations not included in BancShares’ Consolidated Statements of Income until after the transaction date. The proforma impact of the acquisitions, as though they had been made at the beginning of the periods presented, is not considered material to BancShares’ consolidated financial statements.

There were no acquisitions during the three months ended March 31, 2005 or the three months ended March 31, 2004. BancShares acquired two branches from Capital Bank located in Seaboard, North Carolina and Woodland, North Carolina on September 13, 2004. BancShares acquired deposits of $28.0 million, loans of $10.7 million and cash of $15.4 million. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions.

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

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs:

Components of net periodic benefit cost:

(in thousands)

	Pension Benefits
	2005	2004
Three months ended March 31:
Service cost	$248	$223
Interest cost	294	281
Expected return on assets	(274)	(248)

Amortization cost:
Prior service cost	2	2
Net loss	90	88

Total amortizations	92	90

Net periodic benefit cost	$360	$346

The expected long-term rate of return on plan assets is 8.50% for 2005.

Employer contributions

In its December 31, 2004 financial statements, BancShares disclosed that it expected to contribute approximately $1.0 million to its plan trusts in 2005. For the three months ended March 31, 2005, BancShares had not made a contribution to its plan trusts. BancShares expects to contribute approximately $1.3 million to its plan trusts by December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

INTRODUCTION

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”). The comments are intended to supplement, and should be reviewed in conjunction with, the consolidated financial statements, related notes and selected financial data presented elsewhere herein. The comments should also be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004, included in the 2004 Annual Report on Form 10-K.

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s eastern North Carolina markets and the level of financial services competition within those markets. During the majority of 2005 and 2004 relatively low interest rates, managed by the Federal Reserve, significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers, anticipating increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market provided many customers with an opportunity to refinance existing loans at much lower rates, provided some customers the ability to reduce their overall loan requirements and provided some customers an opportunity to increase their loan balances at much lower interest rates.

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

The net income of BancShares increased approximately $405,000 from $1.5 million in the first three months of 2004 to $1.9 million in the first three months of 2005, an increase of 27.09%. This increase resulted primarily from a $933,000 before tax increase in net interest income for 2005. The opening of a new branch in May 2004 and the acquisition of two branches in September 2004 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the three months ended March 31, 2005.

Per share net income available to common shares for the first three months of 2005 was $16.51, an increase of $3.89, or 30.82%, from $12.62 for the first three months of 2004. The annualized return on average equity increased to 7.84%, for the period ended March 31, 2005, from 6.65% for the period ended March 31, 2004.

At both March 31, 2005 and December 31, 2004, BancShares’ assets totaled $1.1 billion. During this three month period, cash and due from banks increased $11.5 million, or 51.48% from $22.3 million to $33.8 million. During this three month period, overnight funds sold decreased $8.4 million, or 23.51% from $35.9 million to $27.4 million. During this three month period, loans, excluding loans held for sale, increased $45,000, or 0.01%, from $639.3 million to $639.4 million. During the three months ended March 31, 2005 investment securities decreased $327,000, or 0.10% from $311.5 million at December 31, 2004 to $311.2 million at March 31, 2005. Total deposits decreased $3.6 million, or 0.40% from $910.5 million at December 31, 2004 to $906.9 million at March 31, 2005 primarily due to seasonal impact of customer agricultural business activity and customer tax payments. The annualized return on average assets at March 31, 2005 increased to 0.72% compared to 0.59% for the period ended March 31, 2004.

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

BancShares did not acquire any additional locations in the three months ended March 31, 2005 or in the three months ended March 31, 2004. On May 10, 2004 BancShares opened a de novo branch in Manteo, North Carolina to expand the Kill Devil Hills financial services market. On September 13, 2004 BancShares acquired an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank. These two branch acquisitions expanded BancShares northeastern North Carolina market service area into Northampton County. The two Capital Bank Northampton county branch acquisitions added $28.0 million of deposits, $10.7 million of loans and $15.4 million of cash. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions.

Applications have been approved to open de novo Southern Branches in Red Oak, North Carolina and Winterville, North Carolina. The Red Oak branch, the 54th location for BancShares, is expected to open in the third quarter of 2005. The Winterville branch is expected to open in the second quarter of 2006.

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

Loan production is principally driven by the eastern North Carolina economy. Management primarily seeks commercial lending opportunities collateralized by real estate. Traditional mortgage loan production is also a goal of management. Most of the mortgage loan production is sold into the mortgage secondary market with the Bank retaining the loan servicing rights. Loan demand in recent years for consumer loans has declined as consumers have responded to retailer financing promotions and utilized mortgage equity lines of credit to finance purchases.

During 2005, management anticipates increased commercial loan growth due to the continued relatively low interest rate environment and an expected slowly improving eastern North Carolina economy. Market interest rates are expected to slowly increase during the remainder of 2005 and into 2006. Loan demand among retail customers has shifted to open-end credit products such as equityline loans. Growth in equityline loans is also expected during the remainder of 2005 and 2006.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk.

Interest and fees on loans increased $813,000, or 8.68%, from $9.4 million for the three months ended March 31, 2004 to $10.2 million for the three months ended March 31, 2005. This increase resulted from both increased loan portfolio balances and increased loan yields. Average loans for the three months ended March 31, 2005 were $641.8 million, an increase of $13.9 million, or 2.21%, from $627.9 million for the prior year period. This increase in average loans was principally the result of growth within the existing branches, the addition of a de novo branch in May 2004 and two branch acquisitions in September 2004. The yield on the loan portfolio increased to 6.44% for the three months ended March 31, 2005 from 6.14% for the three months ended March 31, 2004 primarily as a result of the continued increasing interest rate market being managed by the Federal Reserve.

As a result of the continued generally slow recovery of the eastern North Carolina economy, 2005 loan production opportunities have also continued to be relatively limited in several of Southern’s markets. As a result of the deposit growth in Southern’s existing markets, the 2004 Seaboard and Woodland acquisitions, relatively weak loan demand and the relatively low interest rate market managed by the Federal Reserve, management has made investments in primarily three-year maturity or less, held-to-maturity, U. S. Treasury securities.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The weighted average investment maturity at March 31, 2005 was 29.0 months compared to 18.5 months at December 31, 2004. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $493,000 or 34.14%, from $1.4 million in the three months ended March 31, 2004 to $1.9 million in the three months ended March 31, 2005. This increase was due to both an increase in yields for the three months ended March 31, 2005 and an increase in average investment securities. The average investment securities for the three months ended March 31, 2005 was $278.8 million compared to $258.4 million for the same 2004 period. The increase in volume principally resulted from increased average U. S. Treasury investments. The yield on investment securities was 2.82% for the three-month period ended March 31, 2005 and 2.52% for the three-month period ended March 31, 2004.

Interest income on overnight funds sold increased $42,000, or 36.84%, from $114,000 for the three months ended March 31, 2004 to $156,000 for the three months ended March 31, 2005. This increase in income resulted from a decrease in the average overnight funds sold to $25.4 million for the three months ended March 31, 2005 from an average of $50.4 million for the three months ended March 31, 2004 more than offset by an increase in the average overnight funds sold yields from 0.90% for the three months ended March 31, 2004, to 2.45% for the three months ended March 31, 2005.

Total interest income increased $1.3 million or 12.33%, from $10.9 million for the three months ended March 31, 2004 to $12.3 million for the three months ended March 31, 2005. This increase was the result of increases in both average earning assets and average earning asset yields.

Average earning asset yields for the three months ended March 31, 2005 increased to 5.26% from the 4.93% yield on average earning assets for the three months ended March 31, 2004 as a result of the overall increase in market rates. Average earning assets increased from $910.6 million in the three months ended March 31, 2004 to $946.0 million for the three months ended March 31, 2005. This $35.4 million increase in the average earning assets resulted primarily from growth within the existing branches, the opening of the de novo branch and the branch acquisitions discussed above.

INTEREST EXPENSE

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Southern’s primary funding source is deposits. Other short-term funding sources include commercial repurchase agreements and a borrowing line of credit from First-Citizens Bank & Trust Company.

During the quarter ended March 31, 2004, the year ended December 31, 2004 and the quarter ended March 31, 2005, BancShares had long-term obligations including 8.25% junior subordinated debentures totaling $23.7 million issued to Southern Capital Trust I with a maturity date of 2028. Southern Capital Trust I is a wholly-owned finance subsidiary of BancShares. During the second quarter of 2005, in order to lower BancShares annual interest costs by approximately $308,000, Southern Capital Trust I plans to redeem the $23.7 million of 8.25% long-term obligations and Southern Capital Trust I will be dissolved. Southern Capital Trust II will then be formed as a wholly-owned finance subsidiary of BancShares and will issue $23.7 million of 6.95% long-term obligations. The $23.7 million of 6.95% long-term obligations will qualify as Tier 1 Capital for BancShares, be redeemable in whole or in part after April 28, 2010 and will mature in 2035. BancShares will fully and unconditionally guarantee the repayment of the $23.7 million 6.95% trust preferred securities.

BancShares has historically avoided excessive reliance on time deposit accounts with balances in excess of $100,000. At March 31, 2005, the time deposits greater than $100,000 were 13.19% of total deposits, compared to 14.73 % of March 31, 2004 total deposits.

Total interest expense increased $415,000, or 14.00%, from $3.0 million in the three months ended March 31, 2004 to $3.4 million for the three months ended March 31, 2005. BancShares’ total cost of funds increased from 1.61% for the three months ended March 31, 2004 to 1.79% for the three months ended March 31, 2005 as a result of the overall increase in market rates. Average interest-bearing deposits were $724.8 million in the three months ended March 31, 2005, an increase of $15.1 million from the $709.7 million average in the three months ending March 31, 2004. The increase in interest-bearing deposits was primarily the result of growth within the existing branches, the opening of the de novo branch and the branch acquisitions discussed above.

NET INTEREST INCOME

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. As a result of the continued relatively weak eastern North Carolina economy, consumer concerns over the economy’s impact on the equity markets and the Federal Reserve continuing to manage relatively low but rising interest rates, many consumers have moved cash into the shorter maturity deposit products of the Bank.

Net interest income before provision for loan losses was $8.9 million for the three months ended March 31, 2005 and $8.0 million for the three months ended March 31, 2004.

The interest rate spread for the three months ended March 31, 2005 was 3.47%, an increase of 16 basis points from the 3.31% interest rate spread for the three months ended March 31, 2004. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing upward at a slower rate than the upward repricing of interest-earning assets.

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

During the first three months of 2005 management charged-off loans totaling $134,000 and received recoveries of $25,000, resulting in net charge-offs of $109,000. During the same period in 2004, $125,000 in loans were charged-off and recoveries of $41,000 were received, resulting in net charge-offs of $84,000. As a result of the relatively weak but slowly improving 2005 eastern North Carolina economy, Southern has experienced a $25,000, or 29.76%, increase in net loan charge-offs for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The ratio of net annualized charge-offs to average loans decreased from 0.16% for the year ended December 31, 2004 to an annualized 0.07% for the three months ended March 31, 2005. With both an increase in 2005 average loans and an increase in 2005 net loan charge-offs, management recorded $300,000 as a provision for loan losses for the three months ended March 31, 2005. Management also recorded $300,000 as a provision for loan losses for the three months ended March 31, 2004. The March 31, 2005 allowance for loan losses has accordingly increased $191,000 from December 31, 2004. The following table presents comparative Asset Quality ratios of BancShares:

	March 31, 2005	December 31, 2004	March 31, 2004
Ratio of annualized net loans charged off to average loans	0.07%	0.16%	0.05%
Allowance for loan losses to loans excluding loans held-for-sale	1.63%	1.60%	1.67%
Non-performing loans to loans excluding loans held-for-sale	0.24%	0.26%	0.61%
Non-performing loans and assets to total assets	0.24%	0.21%	0.42%
Allowance for loan losses to non-performing loans	676.81%	616.53%	275.25%

Loans, net of loans held-for-sale, increased $45,000, or 0.01% from $639.3 million at December 31, 2004 to $639.4 million at March 31, 2005. The allowance for loan losses represented 1.63% of loans, excluding loans held-for-sale, at March 31, 2005 compared to 1.60% of loans, excluding loans held-for-sale, at December 31, 2004. The ratio of the allowance for loan losses to loans, net of loans held-for-sale, was impacted by management’s decision to add to the provision for loan losses due to the continued relative weakness in the economy, increased loans, increased net loan charge-offs and an increase in foreclosed other real estate.

The ratio of nonperforming loans to loans, net of loans held-for-sale, decreased from 0.26% at December 31, 2004 to 0.24% at March 31, 2005. Nonperforming loans and assets to total assets increased to 0.24% at March 31, 2005 from 0.21% at December 31, 2004 primarily as a result of increased other real estate. BancShares had $1.0 million of assets classified as other real estate at March 31, 2005 compared to $525,000 of assets classified as other real estate at December 31, 2004. The allowance for loan losses represented 676.81% of nonperforming loans at March 31, 2005, an increase from 616.53% at December 31, 2004.

Performance improvements resulted primarily from the reduction of nonperforming loans to $1.5 million at March 31, 2005 from $1.7 million at December 31, 2004. The nonperforming loans at March 31, 2005 included $288,000 of nonaccrual loans, $1.3 million of accruing loans 90 days or more past due and no restructured loans.

Management considers the March 31, 2005 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at March 31, 2005 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $122,000 at March 31, 2005 compared to $832,000 at December 31, 2004. The reduction in impaired loans primarily resulted from the foreclosure of one loan that is included in Other Real Estate at March 31, 2005. No additional allowances for loan losses were required for these impaired loans.

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

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous non-deposit-related customer service fees. Increases in this category of noninterest income are primarily the result of customer account growth within the existing branches, the opening of new branches and the acquisitions of existing branches from other financial institutions. In the three months ended March 31, 2004 the increased mortgage lending activity resulting from the relatively low interest rates resulted in increases in mortgage-related non-interest income fees and service charges. In the three months ended March 31, 2005 mortgage lending opportunities have declined from 2004 levels and, accordingly, mortgage-related non-interest income fees and service charges have also declined from 2004 levels.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the majority of loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans decreased $183,000 for the three months ended March 31, 2005, from $326,000 in the three months ended March 31, 2004, as a result of both decreased mortgage loan production and decreased sales of mortgage loans into the secondary market.

During the three months ended March 31, 2005, BancShares realized a $74,000 increase in noninterest income primarily as a result of an increase of $237,000 in investment securities gains, a $183,000 decrease in gains on sale of loans and a $20,000 increase in service charges and fees in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Service charges on deposit accounts and other service charges and fees for the three months ended March 31, 2005 increased $20,000 over the three months ended March 31, 2004 primarily as a result of growth within the existing branches, the de novo branches opened and the branch acquisitions discussed above.

NONINTEREST EXPENSE

The primary noninterest expenses are personnel salaries and benefits, occupancy and equipment costs and data processing costs related to branch office operations. Noninterest expenses also include the expensing of intangibles amortization resulting from the acquisition of existing branch locations from other financial institutions and the amortizing of mortgage servicing rights resulting from the sale of mortgage loans into the secondary mortgage market.

Noninterest expense increased $245,000 or 2.86%, from $8.6 million in the three months ended March 31, 2004 to $8.8 million in the three months ended March 31, 2005.

The noninterest expense increase was primarily due to an increase in personnel expense of $267,000, or 5.82%, from $4.6 million at March 31, 2004 to $4.9 million at March 31, 2005 and increased data processing and other expenses resulting principally from growth in the existing branches, the de novo branch addition and the branch acquisitions discussed above.

INCOME TAXES

In the three months ended March 31, 2005 BancShares recorded income tax expense of $755,000. In the three months ended March 31, 2004, BancShares recorded income tax expense of $398,000. The resulting effective tax rate for the three months ended March 31, 2005 was 28.44%. The tax rate for the year ended December 31, 2004 was 25.05%. The estimated tax rate at March 31, 2005 is higher than the actual full year 2004 effective rate due to a reduction in the level of projected 2005 tax free income to projected earnings for 2005. The estimated tax rate at March 31, 2005 of 28.44% and the effective tax rate of 25.05% for the year ended December 31, 2004 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

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

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at March 31, 2005 was 7.62%. At December 31, 2004, Southern’s leverage capital ratio was 7.39%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At March 31, 2005, Southern’s Total RBC ratio was 13.65%. At December 31, 2004 the RBC ratio was 13.45%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $18.0 million at March 31, 2005 compared to $18.7 million at December 31, 2004. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of Southern:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of March 31, 2005: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$90,302	13.65%	$52,921	8.00%	$66,152	10.00%
Tier 1 capital (to risk-weighted assets)	76,336	11.54%	26,461	4.00%	39,691	6.00%
Tier 1 capital (to average assets)	76,336	7.62%	40,063	4.00%	50,079	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of December 31, 2004: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$88,796	13.45%	$52,834	8.00%	$66,043	10.00%
Tier 1 capital (to risk-weighted assets)	74,762	11.32%	26,417	4.00%	39,626	6.00%
Tier 1 capital (to average assets)	74,762	7.39%	40,461	4.00%	50,576	5.00%

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended March 31, 2005:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: 01/01/05 through 01/31/05
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #2: 02/01/05 through 02/28/05
Common Stock	60	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #3: 03/01/05 through 03/31/05
Common Stock	952	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Total numbers of shares:
Common Stock	1,012	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

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

compliance with applicable law.

Under similar authority, during the three months ended March 31, 2004, BancShares repurchased an aggregate of 1,056 shares of Series B Preferred Stock and 501 shares of Common Stock.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 26.89% at March 31, 2005 and 26.57% at December 31, 2004.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the three months ended March 31, 2005 and for the three months ended March 31, 2004. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At March 31, 2005 jumbo time deposits represented 13.19% of total deposits. At December 31, 2004 jumbo time deposits represented 13.07% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2005

(In thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$771,948	$101,250	$33,702	—	$906,900
Short-term borrowings	18,122	—	—	—	18,122
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	46	93	12	—	151

Total contractual obligations	$790,116	$101,343	$33,714	$23,711	$948,884

ACCOUNTING AND OTHER MATTERS

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. The Company does not have a stock option plan and adoption of SFAS No. 123(R) will not have any effect on the consolidated financial statements.

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Outstanding standby letters of credit at March 31, 2005 were $5.8 million compared to $5.9 million at December 31, 2004. Outstanding commitments to lend at March 31, 2005 were $183.7 million compared to $182.1 million at December 31, 2004. Undisbursed advances on customer lines of credit were $62.7 million at March 31, 2005 compared to $64.3 million. at December 31, 2004. Outstanding standby letters of credit and commitments to lend at March 31, 2005 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at March 31, 2005 generally expire within one to five years.

At March 31, 2005, commitments to sell loans amounted to $9.5 million. At December 31, 2004 commitments to sell loans amounted to $11.5 million.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in the prime rate may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of March 31, 2005. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of March 31, 2005. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of March 31, 2005. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2006 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of March 31, 2005.

	Maturing in the years ended March 31
(Dollars in thousands, unaudited)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Loans
Fixed rate	$60,509	$47,102	$53,130	$26,652	$21,538	$103,719	$312,650	$311,840
Average rate (%)	7.07%	6.98%	7.04%	6.94%	6.83%	6.73%	6.91%

Variable rate	$119,100	$62,952	$52,089	$44,170	$22,728	$27,772	$328,811	$328,811
Average rate (%)	6.41%	6.23%	6.10%	6.07%	6.13%	6.00%	6.23%

Investment securities
Fixed rate	$124,144	$103,914	$3,791	$3,196	$964	$75,176	$311,185	$309,828
Average rate (%)	2.12%	2.86%	4.49%	2.12%	5.73%	6.55%	3.08%

Liabilities
Savings and interest bearing checking

Fixed rate	$513,762	—	—	—	—	—	$513,762	$513,762
Average rate (%)	0.60%	—	—	—	—	—	0.60%

Certificates of deposit
Fixed rate	$254,649	$54,142	$45,374	$33,702	—	—	$387,867	$400,768
Average rate (%)	2.07%	3.04%	3.62%	3.44%	—	—	2.50%

Variable rate	$3,537	$1,734	—	—	—	—	$5,271	$5,271
Average rate (%)	1.22%	1.29%	—	—	—	—	1.24%

Short-term borrowings
Variable rate	$18,122	—	—	—	—	—	$18,122	$18,122
Average rate (%)	1.84%	—	—	—	—	—	1.84%

Long-term debt
Fixed rate	—	—	—	—	—	23,711	$23,711	$23,924
Average rate (%)	—	—	—	—	—	7.85%	7.85%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of March 31, 2005, which reflected a one year negative interest-sensitivity gap of $275.2 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.

One measure of the impact of BancShares interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate change on net interest income. BancShares, in addition to gap analysis, also utilizes a funds management model that indicates, at March 31, 2005, BancShares could realize a $979,000 decrease in net interest income if an immediate 100 basis point decrease were to occur. BancShares funds management model at March 31, 2005 indicates that BancShares could realize a $363,000 increase in net interest income if an immediate 100 basis point increase were to occur.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands, unaudited)

	March 31, 2005
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 year	Total
Earning Assets:
Loans	$55,760	$32,856	$90,993	$461,852	$641,461
Investment securities	38,837	23,596	61,712	187,040	311,185
Temporary investments	27,535	—	—	—	27,535

Total earning assets	$122,132	$56,452	$152,705	$648,892	$980,181

Interest-Bearing Liabilities:
Savings and core time deposits	396,672	47,533	62,561	96,945	603,711

Time deposits of $100,000 and more	41,088	18,512	21,994	38,007	119,601

Short-term borrowings	18,122	—	—	—	18,122
Long-term obligations	—	—	—	23,711	23,711

Total interest-bearing liabilities	$455,882	$66,045	$84,555	$158,663	$765,145

Interest sensitivity gap	$(333,750)	$(9,593)	$68,150	$490,229	$215,036

Cumulative interest sensitivity gap	$(333,750)	$(343,343)	$(275,193)	$215,036	$215,036

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

No change occurred in BancShares’ internal control over financial reporting during the period covered by this report that was identified in connection with the above evaluation and that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding BancShares’ repurchases of its outstanding equity securities is incorporated herein by reference to the information in “Item 2. Managements’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Issuer Repurchases of Equity Securities.”

Item 6 – Exhibits

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

SOUTHERN BANCSHARES (N.C.), INC.

May 10, 2005	/s/ John C. Pegram, Jr.
Date	John C. Pegram, Jr.,
Chairman of the Board, President and Chief Executive Officer

May 10, 2005	/s/ David A. Bean
Date	David A. Bean,
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350