Form 10-Q
period 2005-06-30
SOUTHERN BANCSHARES NC INC
filed 2005-08-15
CIK 703904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the close of the quarter, June 30, 2005, covered by this report.

108,920 shares

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for per share data)

	(Unaudited) June 30 2005	December 31, 2004*
ASSETS
Cash and due from banks	$39,692	$22,283
Overnight funds sold	18,480	35,872
Investment securities:
Available-for-sale, at fair value (amortized cost of $46,968 and $43,600, respectively)	75,768	74,903
Held-to-maturity, at amortized cost (fair value of $206,414 and $236,172, respectively)	206,935	236,609
Loans	674,656	639,311
Loans held for sale	3,849	4,880
Less allowance for loan losses	(10,792)	(10,259)

Net loans	667,713	633,932
Accrued interest receivable	5,183	4,929
Premises and equipment	34,693	34,513
Goodwill	7,712	7,712
Intangible assets	2,966	3,687
Other assets	2,809	3,010

Total assets	$1,061,951	$1,057,450

LIABILITIES
Deposits:
Noninterest-bearing	$186,550	$183,762
Interest-bearing	723,751	726,760

Total deposits	910,301	910,522
Accrued interest payable	1,843	1,447
Short-term borrowings	19,669	16,017
Long-term obligations	23,711	23,711
Other liabilities	8,032	9,735

Total liabilities	963,556	961,432

SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,506 liquidation value at both June 30, 2005 and December 31, 2004; 408,728 shares authorized; 350,593 shares issued and outstanding at both June 30, 2005 and December 31, 2004	1,753	1,753

Series C non-cumulative preferred stock, no par value; $397 liquidation value at both June 30, 2005 and December 31, 2004; 43,631 shares authorized; 39,657 shares issued and outstanding at both June 30, 2005 and December 31, 2004	525	525

Common stock, $5 par value; 158,485 shares authorized; 108,920 and 110,126 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	545	551

Surplus	10,000	10,000
Retained earnings	68,122	64,528
Accumulated other comprehensive income	17,450	18,661

Total shareholders’ equity	98,395	96,018

Total liabilities and shareholders’ equity	$1,061,951	$1,057,450

The accompanying notes are an integral part of these consolidated financial statements.

*	Derived from audited consolidated financial statements

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except for share and per share data)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$10,926	$9,393	$21,110	$18,764
Investment securities:
U. S. Government	1,224	820	2,328	1,663
State, county and municipal	284	265	609	517
Other	527	613	1,035	962

Total investment securities interest income	2,035	1,698	3,972	3,142
Overnight funds sold	120	93	276	207

Total interest income	13,081	11,184	25,358	22,113

Interest expense:
Deposits	3,163	2,467	5,992	4,933
Short-term borrowings	103	26	178	50
Long-term obligations	422	475	897	949

Total interest expense	3,688	2,968	7,067	5,932

Net interest income	9,393	8,216	18,291	16,181
Provision for loan losses	300	300	600	600

Net interest income after provision for loan losses	9,093	7,916	17,691	15,581

Noninterest income:
Service charges on deposit accounts	1,732	1,765	3,383	3,487
Other service charges and fees	683	626	1,372	1,224
Gain on sale of loans	226	33	369	359
Investment securities gain, net	681	5	916	3
Other	112	122	251	261

Total noninterest income	3,434	2,551	6,291	5,334
Noninterest expense:
Personnel	4,850	4,645	9,707	9,235
Data processing	944	923	1,872	1,767
Occupancy	897	851	1,785	1,742
Furniture and equipment	513	540	986	1,027
Intangibles amortization	239	301	657	766
Professional fees	118	286	336	473
Other	1,181	1,060	2,199	2,151

Total noninterest expense	8,742	8,606	17,542	17,161

Income before income taxes.	3,785	1,861	6,440	3,754
Income taxes	1,235	602	1,990	1,000

Net income	2,550	1,259	4,450	2,754

Other comprehensive income, net of tax:
Unrealized losses arising during period	(222)	(1,677)	(1,055)	(721)
Less: tax effect	86	646	407	278
Less: Reclassification adjustment for gains included in net income	(681)	(5)	(916)	(3)
Less: tax effect	263	3	353	2

Total other comprehensive loss	(554)	(1,033)	(1,211)	(444)

Comprehensive income	$1,996	$226	$3,239	$2,310

Per share information:
Net income per common share	$22.61	$10.56	$39.10	$23.18
Cash dividends declared on common shares	0.40	0.40	0.80	0.80
Weighted average common shares outstanding	109,043	111,029	109,445	111,251

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands except for share and per share data)

(Unaudited)

	Preferred Stock						Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518

Net income	—	—	—	—	—	—	—	2,754	—	2,754
Purchase and retirement of stock	(2,422)	(11)	—	—	(501)	(3)	—	(226)	—	(240)
Cash dividends:
Common stock ($.80 per share)	—	—	—	—	—	—	—	(89)	—	(89)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(158)	—	(158)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(17)	—	(17)
Unrealized gain on securities available- for-sale, net of tax	—	—	—	—	—	—	—	—	(444)	4,047

BALANCE, JUNE 30, 2004	355,894	$1,734	39,657	$552	111,029	$555	$10,000	$62,183	$15,300	$90,324

BALANCE, DECEMBER 31, 2004	350,593	$1,753	39,657	$525	110,126	$551	$10,000	$64,528	$18,661	$96,018

Net income	—	—	—	—	—	—	—	4,450	—	4,450
Purchase, retirement and reclass of stock	—	—	—	—	(1,206)	(6)	—	(597)	—	(603)
Cash dividends:
Common stock ($.80 per share)	—	—	—	—	—	—	—	(88)	—	(88)
Preferred B ($.44 per share)	—	—	—	—	—	—	—	(154)	—	(154)
Preferred C ($.44 per share)	—	—	—	—	—	—	—	(17)	—	(17)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(1,211)	(1,211)

BALANCE, JUNE 30, 2005	350,593	$1,753	39,657	$525	108,920	$545	$10,000	$68,122	$17,450	$98,395

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,450	$2,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	600
Gains on sales, donations and issuer calls of securities	(916)	(3)
Loss on sale and abandonment of premises and equipment	2	25
Loss on sale of foreclosed assets	42	—
Gain on sale of loans	(369)	(359)
Net accretion of discounts of premiums on investments	23	386
Amortization of intangibles and mortgage servicing rights	811	766
Depreciation	1,335	1,378
Proceeds from sales of loans held for sale	35,914	32,339
Origination of loans held for sale	(37,333)	—
Net increase in intangible assets	(90)	(42)
Net (increase) decrease in accrued interest receivable	(254)	422
Net increase (decrease) in accrued interest payable	396	(32)
Net increase in other assets	(887)	(688)
Net (decrease) increase in other liabilities	(1,697)	291

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,027	37,837

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	9,372	32,451
Proceeds from maturities and issuer calls of investment securities held-to-maturity	64,877	16,303
Proceeds from sales of investment securities available-for-sale	728	—
Purchases of investment securities held-to-maturity	(30,075)	(60,079)
Purchases of investment securities available-for-sale	(16,417)	(11,232)
Net increase in loans	(31,547)	(34,745)
Purchases of premises and equipment	(1,517)	(1,385)

NET CASH USED BY INVESTING ACTIVITIES	(4,579)	(58,687)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	(6,664)	(135)
Net increase in time deposits	6,443	6,155
Net proceeds of short-term borrowed funds	3,652	2,190
Cash dividends paid	(259)	(264)
Purchase and retirement of stock	(603)	(240)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,569	7,706

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(13,144)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	58,155	84,572

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$58,172	$71,428

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$6,671	$5,964
Income taxes	$2,893	$1,319

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities, net of tax	$(1,211)	$(444)
Foreclosed loans transferred to other real estate	$1,064	$394

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary Of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 53 banking offices in eastern North Carolina and Southern Bank Community Development, LLC, a wholly owned subsidiary for the construction or rehabilitation of low to moderate income residential or commercial properties primarily in rural Eastern North Carolina markets served by Southern. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. whose insurance agency operations compliment the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The results presented are for the six months ended June 30, 2005 and may not be indicative of results for the full year of 2005. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004, included in the 2004 Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of BancShares and its wholly-owned subsidiaries, Southern and Southern Bank Community Development, LLC. The statements also include the accounts of Goshen, Inc., a wholly-owned subsidiary of Southern. BancShares’ financial resources are primarily provided by dividends from Southern. All significant intercompany balances have been eliminated in consolidation.

Cash And Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and overnight funds sold.

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis, over a period of 5 to 10 years as determined by independent third parties based on studies, and the useful lives are periodically reviewed for reasonableness. The net deposit premium balances were $2.1 million and $2.8 million at June 30, 2005 and December 31, 2004, respectively. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $796,000 and $861,000 at June 30, 2005 and December 31, 2004 respectively. No valuation allowance for impairment was required at June 30, 2005 or at December 31, 2004.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of June 30, 2005 and December 31, 2004:

(Dollars in thousands)

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$14,691	$12,544	$14,691	$11,888
Mortgage servicing rights	2,700	1,904	2,610	1,749

Totals	$17,391	$14,448	$17,301	$13,637

Unamortized intangible assets:
Goodwill	$7,712	—	$7,712	—
Pension	$23	—	$23	—

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 is $5.8 million. At June 30, 2005, BancShares has recorded no liability for the current carrying amount of the standby letter obligations to perform as a guarantor, as such amounts are deemed immaterial.

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

Note 2. Investment Securities

The amortized cost and estimated fair values of investment securities were as follows:

(Dollars in Thousands)

	June 30, 2005				December 31, 2004
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
SECURITIES
HELD-TO-MATURITY:
U. S. Treasuries	$190,859	$28	$(1,348)	$189,539	$185,798	$—	$(1,235)	$184,563
U. S. Agencies	—	—	—	—	15,018	—	(46)	14,972
Obligations of states and political subdivisions	16,076	811	(12)	16,875	35,793	857	(13)	36,637

	$206,935	$839	$(1,360)	$206,414	$236,609	$857	$(1,294)	$236,172

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	$4,988	$—	$(32)	$4,956	$—	$—	$—	$—
U. S. Agencies	—	—	—	—	6,001	—	(7)	5,994
Marketable equity securities	33,069	28,599	(127)	61,541	26,766	30,991	(143)	57,614
Obligations of states and political subdivisions	5,055	172	—	5,227	6,401	238	—	6,639
Mortgage-backed securities	3,856	191	(3)	4,044	4,432	224	—	4,656

	$46,968	$28,962	$(162)	$75,768	$43,600	$31,453	$(150)	$74,903

TOTALS	$253,903	$29,801	$(1,522)	$282,182	$280,209	$32,310	$(1,444)	$311,075

Securities with a carrying value of $103,755 were pledged at June 30, 2005 to secure public deposits and for other purposes as required by law and contractual arrangement.

Note 3. ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Balance at beginning of year	$10,259	$10,095
Provision for loan losses	600	600
Loans charged off	(384)	(504)
Loan recoveries	317	101

Balance at end of the year	$10,792	$10,292

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

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,550	$1,259	$4,450	$2,754
Less: Preferred dividends	(85)	(87)	(171)	(175)

Net income applicable to common shares	$2,465	$1,172	$4,279	$2,579

Weighted average common shares outstanding during the period	109,043	111,029	109,445	111,251

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at June 30, 2005, beneficially owned 32,751 shares, or 30.07%, of BancShares’ outstanding common stock and 4,966 shares, or 1.42%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 25.18%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at June 30, 2005, beneficially owned 2,538,130 shares, or 28.98%, and 1,378,970 shares, or 15.75%, of the Corporation’s outstanding Class A common stock, and 666,825 shares, or 39.75%, and 208,622 shares, or 12.44%, of the Corporation’s outstanding Class B common stock. The above totals include 465,104 Class A common shares, or 5.31%, and 104,644 Class B Common shares, or 6.24%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with Fidelity Bancshares NC Inc, (“Fidelity”) and Heritage BancShares, Inc. (“Heritage”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $1.6 million of Fidelity’s mortgage loans at June 30, 2005. BancShares also provides underwriting and processing services for mortgage loans originated though Fidelity and Heritage.

The following table lists the various charges paid to the Corporation during the six months ended June 30, 2005 and the six months ended June 30, 2004 in accordance with the aforementioned service contracts:

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Data and item processing	$782	$801	$1,584	$1,573
Forms, supplies and equipment	216	315	456	609
Internet banking	44	35	86	76
Consulting fees	23	24	47	52
Trustee for employee benefit plans	18	17	36	34
Other services	30	55	49	70

Total	$1,113	$1,247	$2,258	$2,414

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

There were no acquisitions during the six months ended June 30, 2004 or 2005.

Note 7. Retirement Plans

Southern has a noncontributory, defined benefit pension plan which covers substantially all full-time employees. Employees who qualify under length of service and other requirements participate in the noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount allowable for federal income tax purposes. The plan’s assets consist primarily of investments in First-Citizens Bank & Trust Company pooled investment funds, which include listed common stocks, fixed income securities and individual trust preferred securities. It is Southern’s policy to determine the service cost and projected benefit obligation using the Projected Unit Credit Cost method.

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs:

Components of net periodic benefit cost:

(Dollars in thousands)

	Pension Benefits.
Three months ended June 30:	2005	2004
Service cost	$248	$226
Interest cost	294	259
Expected return on assets	(274)	(239)

	268	246

Amortization cost:
Prior service cost	2	2
Net loss	90	68

Total amortizations	92	70

Net periodic benefit cost	$360	$316

	Pension Benefits.
Six months ended June 30:	2005	2004
Service cost	$496	$449
Interest cost	588	540
Expected return on assets	(548)	(487)

	536	502

Amortization cost:
Prior service cost	4	4
Net loss	180	156

Total amortizations	184	160

Net periodic benefit cost	$720	$662

The expected long-term rate of return on plan assets is 8.50% for 2005.

Employer contributions

In its December 31, 2004 financial statements, BancShares disclosed that it expected to contribute approximately $1.0 million to its plan trusts in 2005. For the six months ended June 30, 2005, BancShares has contributed $1.3 million to its plan trusts. BancShares does not expect to make any additional contributions in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s eastern North Carolina markets and the level of financial services competition within those markets. During the majority of 2005 and 2004, general economic uncertainty and rising interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The rising interest rate market caused some customers, anticipating additional increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The still relatively low interest rate market provided some customers with an opportunity to refinance existing loans, provided some customers with the ability to reduce their overall loan requirements and provided some customers an opportunity to increase their loan balances at relatively low interest rates.

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

The net income of BancShares increased $1.7 million from $2.8 million in the first six months of 2004 to $4.5 million in the first six months of 2005, an increase of 61.58%. This increase resulted primarily from a $2.1 million before tax increase in net interest income and a $913,000 increase in gains on sale of available-for-sale securities. Net interest income increased as a result of the slowly increasing market interest rates being managed by the Federal Reserve. The average return on interest-earning assets increased at a greater rate than the increase in the average cost of interest-bearing liabilities. Personnel expense increased primarily as a result of annual merit increases for existing personnel and the opening of one new branch and the acquisition of two branches in 2004. There have been no branch acquisitions or new branches opened in the six months ended June 30, 2005.

Per share net income available to common shares for the first six months of 2005 was $39.10, an increase of $15.92, or 68.68%, from $23.18 for the first six months of 2004. The annualized return on average equity increased to 9.73%, for the period ended June 30, 2005, from 6.11% for the period ended June 30, 2004 and the annualized return on average assets increased to 0.85%, for the period ended June 30, 2005, from 0.54% for the period ended June 30, 2004.

At June 30, 2005, BancShares’ assets totaled $1.1 billion, an increase of $4.5 million, or 0.43%, from the $1.1 billion reported at December 31, 2004. During this six month period, cash and due from banks increased $17.4 million, or 78.13% from $22.3 million to $39.7 million. Overnight funds sold decreased $17.4 million, or 48.48% from $35.9 million to $18.5 million. Loans, excluding loans held for sale, increased $35.3 million, or 5.53%, from $639.3 million to $674.7 million primarily as a result of seasonal loan activity, a slowly improving economy and continued relatively low market interest rates. Investment securities decreased $28.8 million, or 9.25% from $311.5 million at December 31, 2004 to $282.7 million at June 30, 2005. Total deposits decreased $221,000, or 0.02% from $910.5 million at December 31, 2004 to $910.3 million at June 30, 2005 primarily due to the seasonal impact of customer agricultural business activity and customer tax payments.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

BancShares did not acquire any additional locations in the six months ended June 30, 2005 or in the six months ended June 30, 2004. On May 10, 2004 BancShares opened a de novo branch in Manteo, North Carolina to expand the Kill Devil Hills financial services market. On September 13, 2004 BancShares acquired an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank. These two branch acquisitions expanded BancShares northeastern North Carolina market service area into Northampton County. The two Capital Bank Northampton county branch acquisitions added $28.0 million of deposits, $10.7 million of loans and $15.4 million of cash. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions.

Applications have been approved to open de novo Southern Branches in Red Oak, North Carolina and Winterville, North Carolina. The Red Oak branch, the 54th location for BancShares, is expected to open in the fourth quarter of 2005. The Winterville branch is expected to open in the second quarter of 2006.

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

INTEREST INCOME

Interest-earning assets include loans, investment securities and overnight investments. Interest-earning assets reflect varying interest rates based on the risk level and maturity of the asset. Riskier investments typically carry a higher rate and expose BancShares to potentially higher levels of default. Southern has historically focused on maintaining high asset quality, requiring management to perform significant underwriting and monitoring procedures. Southern’s investment portfolio includes primarily United States Treasury and Government agency securities. The level of investment securities is primarily the result of overall loan and deposit trends. When deposit growth exceeds loan growth, the excess liquidity primarily increases investment securities. When loan growth exceeds deposit growth, maturing investment securities are utilized to fund loan growth rather than being reinvested into the securities market. Southern maintains an operating liquidity level of overnight funds sold investments with other financial institutions that are within Southern’s risk tolerance levels.

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

During 2005, management anticipates increased commercial loan growth due to the continued relatively low interest rate environment and an expected slow improvement in the eastern North Carolina economy. Market interest rates are expected to continue to slowly increase during the remainder of 2005 and into 2006. Loan demand among retail customers has shifted to open-end credit products such as equityline loans. Growth in equityline loans is also expected during the remainder of 2005 and 2006.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk.

Interest and fees on loans increased $2.3 million, or 12.50%, from $18.8 million for the six months ended June 30, 2004 to $21.1 million for the six months ended June 30, 2005. This increase resulted primarily from higher loan portfolio yields resulting from the slowly rising interest rate market being managed by the Federal Reserve, the branch acquisitions discussed above, the de novo branch expansion discussed above and overall loan growth in the existing eastern North Carolina branch network.

Average loans for the six months ended June 30, 2005 were $649.0 million, an increase of 3.06% from $629.7 million for the prior year period. The average yield on the loan portfolio increased to 6.56% for the six months ended June 30, 2005 from 6.01% for the six months ended June 30, 2004 primarily as a result of the continued increasing interest rate market being managed by the Federal Reserve.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The weighted average investment maturity at June 30, 2005 was 17.9 months compared to 18.5 months at December 31, 2004. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $830,000 or 26.42%, and totaled $4.0 million in the six months ended June 30, 2005 compared to $3.1 million in the six months ended June 30, 2004. This increase was due to both an increase in the yield on the investment portfolio and an increase in the volume of average investment securities. Investment securities for the six months ended June 30, 2005 averaged $277.2 million compared to an average of $237.7 million for the same 2004 period. The increase in average volume principally resulted from a reduction of average overnight funds sold. The yield on investment securities was 2.67% for the six-month period ended June 30, 2004 and 2.89% for the six-month period ended June 30, 2005.

Interest income on overnight funds sold increased $69,000, or 33.33% from $207,000 for the six months ended June 30, 2004 to $276,000 for the six months ended June 30, 2005. This increase in income resulted from a decrease in the average overnight funds sold to $20.7 million for the six months ended June 30, 2005 from an average of $46.8 million for the six months ended June 30, 2004 that was more than offset by an increase in the yield on overnight funds to 2.65% for the six months ended June 30, 2005 from 0.88% for the six months ended June 30, 2004. The decrease in average overnight funds resulted primarily from an increase in investments. The increase in yields resulted principally from increases in market rates.

Total interest income increased $3.2 million or 14.67%, from $22.1 million for the six months ended June 30, 2004 to $25.4 million for the six months ended June 30, 2005. This increase was the result of both a 52 basis point increase in average earning asset yields and an increase of $33.0 million in average earning assets.

As a result of the overall increase in market rates, average earning asset yields for the six months ended June 30, 2005 increased to 5.40% from the 4.88% yield on average earning assets for the six months ended June 30, 2004. Average earning assets increased from $914.0 million in the six months ended June 30, 2004 to $947.0 million in the six months ended June 30, 2005. This $33.0 million increase in the average earning assets resulted primarily from existing branches, the September 2004 acquisitions discussed above and the May 2004 de novo branch discussed above.

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

During the quarter ended March 31, 2004, the year ended December 31, 2004 and the quarter ended March 31, 2005, BancShares had long-term obligations including 8.25% junior subordinated debentures totaling $23.7 million issued to Southern Capital Trust I with a maturity date of 2028. Southern Capital Trust I is a wholly-owned finance subsidiary of BancShares. During the second quarter of 2005, in order to lower BancShares annual interest costs by approximately $308,000, Southern Capital Trust I redeemed the $23.7 million of 8.25% long-term obligations of Southern Capital Trust I. Southern Capital Trust II was then formed as a wholly-owned finance subsidiary of BancShares and issued $23.7 million of 6.95% long-term obligations. The $23.7 million of 6.95% long-term obligations qualify as Tier 1 Capital for BancShares, are redeemable in whole or in part after April 28, 2010 and mature in 2035. BancShares fully and unconditionally guarantees the repayment of the $23.7 million 6.95% trust preferred securities.

BancShares has historically avoided excessive reliance on time deposit accounts with balances in excess of $100,000. At June 30, 2005, the time deposits greater than $100,000 were 13.79 % of total deposits, compared to 14.61 % of June 30, 2004 total deposits.

Total interest expense increased $1.1 million, or 19.13%, from $5.9 million in the six months ended June 30, 2004 to $7.1 million for the six months ended June 30, 2005. The principal reasons for this increase were increases in the cost of funds for both deposits and short-term borrowings. As a result of the overall increases in market rates, BancShares’ total cost of funds increased from 1.59% for the six months ended June 30, 2004 to 1.87% for the six months ended June 30, 2005. Average interest-bearing deposits were $722.7 million in the six months ended June 30, 2005, an increase of $11.3 million from the $711.4 million average in the six months ending June 30, 2004. The increase in interest-bearing deposits was primarily the result of growth within existing branches, the acquisitions of two branches in September 2004 and the opening of a de novo branch in May 2004.

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

Net interest income before provision for loan losses was $18.3 million for the six months ended June 30, 2005 and $16.2 million for the six months ended June 30, 2004.

The interest rate spread for the six months ended June 30, 2005 was 3.53%, an increase of 24 basis points from the 3.29% interest rate spread for the six months ended June 30, 2004. The increase in the interest rate spread was primarily due to interest-bearing liabilities repricing upward during the six months ended June 30, 2005 at a slower rate than the upward repricing of interest-earning assets.

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

Primarily as a result of the slowly improving 2005 eastern North Carolina economy, Southern has experienced a $336,000, or 83.37%, decrease in net loan charge-offs for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Primarily as a result of increased average loans, management recorded $600,000 as a provision for loan losses for the six months ended June 30, 2005. For the six months ended June 30, 2004, management also recorded $600,000 as a provision for loan losses. During the first six months of 2005, management charged-off loans totaling $384,000 and received recoveries of $317,000, resulting in net charge-offs of $67,000. The allowance for loan losses accordingly increased $533,000 from December 31, 2004. During the same period in 2004, $504,000 in loans were charged-off and recoveries of $101,000 were received, resulting in net charge-offs of $403,000. The ratio of annualized net charge-offs to average loans was 0.16% for the year ended December 31, 2004 and 0.02% for the six months ended June 30, 2005.

The following table presents comparative Asset Quality ratios of BancShares at or for the six months ended June 30, or the twelve months ended December 31:

	June 30, 2005	December 31, 2004	June 30, 2004
Ratio of annualized net loans charged off to average loans	0.02%	0.16%	0.13%
Allowance for loan losses to loans excluding loans held-for sale	1.60%	1.60%	1.64%
Non-performing loans to loans excluding loans held-for-sale	0.49%	0.26%	0.48%
Non-performing loans and assets to total assets	0.40%	0.21%	0.37%
Allowance for loan losses to non-performing loans	326.44%	616.53%	343.41%

The allowance for loan losses represented 1.60% of loans, excluding loans held-for-sale, at both June 30, 2005 and December 31, 2004. The ratio of the allowance for loan losses to loans, net of loans held-for-sale, was impacted by management’s decision to add to the provision for loan losses due to the increase in loans and an increase in foreclosed other real estate. Loans, net of loans held-for-sale, increased $35.3 million, or 5.53% from $639.3 million at December 31, 2004 to $674.7 million at June 30, 2005.

The ratio of nonperforming loans to loans, net of loans held-for-sale, increased from 0.26% at December 31, 2004 to 0.49% at June 30, 2005. Nonperforming loans and assets to total assets increased to 0.40% at June 30, 2005 from 0.21% at December 31, 2004. The allowance for loan losses represented 326.44% of nonperforming loans at June 30, 2005, a decrease from the 616.53% at December 31, 2004.

The above performance changes resulted primarily from an increase in nonperforming loans to $3.3 million at June 30, 2005 from $1.7 million at December 31, 2004. The nonperforming loans at June 30, 2005 included $705,000 of nonaccrual loans, $2.6 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $896,000 of assets classified as other real estate at June 30, 2005. BancShares had $525,000 of assets classified as other real estate at December 31, 2004.

BancShares had impaired loans of $50,000 at June 30, 2005 compared to $832,000 at December 31, 2004. The reduction in impaired loans primarily resulted from the foreclosure of one loan that is included in Other Real Estate at June 30, 2005. No additional allowances for loan losses were required for impaired loans. Management considers the June 30, 2005 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at June 30, 2005 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed.

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

Income from other service charges and fees includes mortgage loan commitment fees, mortgage loan servicing fees, automated teller machine fees, check cashing fees and other miscellaneous nondeposit-related customer service fees. Increases in this category of noninterest income are primarily the result of customer account growth within the existing branches, the opening of new branches and the acquisitions of existing branches from other financial institutions.

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the majority of the loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans increased $10,000 for the six months ended June 30, 2005 from $359,000 in the six months ended June 30, 2004.

During the six months ended June 30, 2005, BancShares realized a $957,000 increase in noninterest income primarily as a result of a $913,000 increase in net investment securities gains in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

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

Noninterest expense increased $381,000 or 2.22%, from $17.2 million in the six months ended June 30, 2004 to $17.5 million in the six months ended June 30, 2005. This increase was due to an increase in personnel expense of $472,000, or 5.11%, from $9.2 million at June 30, 2004 to $9.7 million at June 30, 2005. Personnel expense increased primarily as a result of annual merit increases for existing personnel as only one de novo branch has been opened and only two new branches have been acquired. The increase in occupancy expense and data processing expenses resulted principally from growth within the existing branches, the acquisition of two branches in September 2004 and the opening of a de novo branch in May 2004.

INCOME TAXES

In the six months ended June 30, 2005, BancShares recorded income tax expense of $2.0 million. In the six months ended June 30, 2004, BancShares recorded income tax expense of $1.0 million. The resulting effective tax rate for the six months ended June 30, 2005 was 30.90%. The tax rate for the year ended December 31, 2004 was 25.05%. The estimated tax rate at June 30, 2005 is higher than the actual full year 2004 effective rate due to a reduction in the level of projected 2005 tax free income to projected earnings for 2005. The estimated tax rate at June 30, 2005 of 30.90% and the effective tax rate of 25.05% for the year ended December 31, 2004 differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – SECOND QUARTER OF 2005 VS. SECOND QUARTER OF 2004

INTRODUCTION

Net income of BancShares increased $1.3 million, or 102.54%, from $1.3 million in the three months ended June 30, 2004 to $2.6 million in the three months ended June 30, 2005. The increase in net income for the quarter ended June 30, 2005 resulted principally from increased gains on sales of available-for-sale securities and increased net interest income in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Per share net income available to common shares for the three months ended June 30, 2005 was $22.61, an increase of $12.05, or 114.11%, from $10.56 in the three months ended June 30, 2004.

ACQUISITIONS AND CONSOLIDATIONS

BancShares had no acquisitions in the three months ended June 30, 2005 or the three months ended June 30, 2004. BancShares did not open any new branch locations in the three months ended June 30, 2005 but did open one de novo branch in May 2004. BancShares did not close and consolidate any locations in the three months ended June 30, 2005 or the three months ended June 30, 2004.

INTEREST INCOME

Interest and fees on loans increased $1.5 million, or 16.32%, from $9.4 million for the quarter ended June 30, 2004 to $10.9 million for the quarter ended June 30, 2005. This increase was due to both an increase in average loans and interest rates. Average loans for the quarter ended June 30, 2005 were $656.2 million, an increase of 3.91% from $631.5 million for the prior year quarter. The yield on the loan portfolio was 6.68% for the three months ended June 30, 2005 and 5.88% for the three months ended June 30, 2004 primarily as a result of increases in market rates.

Interest income from investment securities, including U. S. Treasury and Government obligations, obligations of state and county subdivisions and other securities increased $337,000, or 19.85%, from $1.7 million in the three months ended June 30, 2004 to $2.0 million in the three months ended June 30, 2005. This increase was due to both increased average investments and increased yields. Deposit growth resulted in an increase in average investment securities for the quarter ended June 30, 2005 to $303.7 million as compared to $268.3 million for the same 2004 quarter. The yield on investment securities was 2.96% for the quarter ended June 30, 2005 and 2.81% for the quarter ended June 30, 2004.

Interest income on overnight funds sold increased $27,000, or 29.03%, from $93,000 for the quarter ended June 30, 2004 to $120,000 for the quarter ended June 30, 2005. This increase in income resulted from an increase in rates partially offset by a decrease in average overnight funds. Management deployed the overnight funds into the higher yielding loan and investment portfolios. The average overnight funds sold were $16.1 million for the quarter ended June 30, 2005 compared to an average of $43.1 million for the quarter ended June 30, 2004. Average overnight federal funds sold yields were 2.96% for the quarter ended June 30, 2005 up from 0.86% for the quarter ended June 30, 2004 principally as a result of increased market rates.

Total interest income increased $1.9 million, or 16.96%, from $11.2 million for the quarter ended June 30, 2004 to $13.1 million for the quarter ended June 30, 2005. This increase was primarily the result of both increased average earning assets and increased average earning asset yields.

Average earning asset yields for the quarter ended June 30, 2005 increased to 5.54% from the 4.83% yield on average earning assets for the quarter ended June 30, 2004. Average earning assets increased from $917.6 million in the quarter ended June 30, 2004 to $948.0 million in the quarter ended June 30, 2005. This $30.4 million increase in the average earning assets resulted primarily from growth within existing branches, the acquisition of two branches in September 2004 and the opening of a new branch in May 2004.

INTEREST EXPENSE

Total interest expense increased $720,000 or 24.26%, from $3.0 million in the three months ended June 30, 2004 to $3.7 million for the quarter ended June 30, 2005. The principal reason for this increase was higher average costs of both deposits and short-term borrowings.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.2 million for the three months ended June 30, 2004 and $9.4 million for the three months ended June 30, 2005.

The interest rate spread for the quarter ended June 30, 2005 was 3.59%, an increase of 33 basis points from the 3.26% interest rate spread for the quarter ended June 30, 2004. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing upward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For both the three months ended June 30, 2005 and June 30, 2004, management recorded a $300,000 provision for loan losses. Management recorded the 2005 provision primarily in consideration of loan growth.

During the three months ended June 30, 2005, $250,000 in loans were charged-off and recoveries of $292,000 were received, resulting in net recoveries of $42,000 for the three months ended June 30, 2005. During the three months ended June 30, 2004 management charged-off loans totaling $379,000 and received recoveries of $61,000, resulting in net charge-offs for the three months ended June 30, 2004 of $318,000.

NONINTEREST INCOME

During the three months ended June 30, 2005, BancShares’ noninterest income increased $883,000 principally as a result of increases in gains on sales of available-for-sale securities and gains on the sale of mortgage loans. Gains on sales of available-for-sale securities increased $676,000 and gains on sales of mortgage loans increased $193,000 for the three months ended June 30, 2005 principally as a result of the slowly improving economy.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $136,000 or 1.58%, from $8.6 million in the three months ended June 30, 2004 to $8.7 million in the three months ended June 30, 2005.

This increase was primarily due to an increase in personnel expense of $205,000, or 4.41%, from $4.6 million for the quarter ended June 30, 2004 to $4.9 million for the quarter ended June 30, 2005, increased occupancy expense and increased data processing expense resulting principally from the existing locations, the opening of a de novo branch in May 2004 and the acquisition of two branches in September 2004.

INCOME TAXES

In the three months ended June 30, 2005, BancShares had income tax expense of $1.2 million, an increase of $633,000 from $602,000 in the prior year quarter. The effective tax rate was 32.63% for the quarter ended June 30, 2005 compared to 32.35% for the quarter ended June 30, 2004. The estimated effective tax rate was higher in 2005 primarily due to a decrease in the ratio of 2005 tax exempt earnings to total 2005 earnings.

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

Regulatory guidelines define minimum requirements for Southern’s leverage capital ratio. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at June 30, 2005 was 7.81%. At December 31, 2004, Southern’s leverage capital ratio was 7.39%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

Southern is also required to meet minimum requirements for Risk Based Capital (“RBC”). Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to federal guidelines for the risk considered inherent in each asset. At June 30, 2005, Southern’s Total RBC ratio was 13.47%. At December 31, 2004 the RBC ratio was 13.45%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions Southern has made. Each acquisition has resulted in BancShares recording intangible assets in its consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $17.5 million at June 30, 2005, and $18.7 million at December 31, 2004. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements.

The following tables present capital adequacy calculations and ratios of Southern:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005: (Dollars in thousands)

Total capital (to risk-weighted assets)	$92,494	13.47%	$54,810	8.00%	$68,512	10.00%
Tier 1 capital (to risk-weighted assets)	$78,314	11.40%	$27,405	4.00%	$41,107	6.00%
Tier 1 capital (to average assets)	$78,314	7.81%	$40,126	4.00%	$50,157	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004: (Dollars in thousands)

Total capital (to risk-weighted assets)	$88,796	13.45%	$52,834	8.00%	$66,043	10.00%
Tier 1 capital (to risk-weighted assets)	$74,762	11.32%	$26,417	4.00%	$39,626	6.00%
Tier 1 capital (to average assets)	$74,762	7.39%	$40,461	4.00%	$50,576	5.00%

ISSUER REPURCHASES OF EQUITY SECURITIES

The following table contains information regarding repurchases by BancShares of shares of its outstanding equity securities during the quarter ended June 30, 2005:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans.
Month #1: 04/01/05 through 04/30/05
Common Stock	—	N/A	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #2: 05/01/05 through 05/31/05
Common Stock	180	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Month #3: 06/01/05 through 06/30/05
Common Stock	14	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

Total numbers of shares:
Common Stock	194	$500.00	N/A	N/A
Series B Preferred Stock	—	N/A	N/A	N/A
Series C Preferred Stock	—	N/A	N/A	N/A

(1)	All purchases were made in unsolicited private transactions pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 23.80% at June 30, 2005 and 26.57% at December 31, 2004.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the six months ended June 30, 2005 and for the six months ended June 30, 2004. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At June 30, 2005, jumbo time deposits represented 13.79% of total deposits. At December 31, 2004, jumbo time deposits represented 13.07% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2005

(Dollars in thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$751,523	$127,482	$31,296	$—	$910,301
Short-term borrowings	19,669	—	—	—	19,669
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	48	89	7	—	144

Total contractual obligations	$771,240	$127,571	$31,303	$23,711	$953,825

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Outstanding standby letters of credit as of June 30, 2005 and December 31, 2004 amounted to $5.8 million and $5.9 million, respectively. Outstanding commitments to lend at June 30, 2005 and December 31, 2004 were $182.0 million and $182.1 million. Undisbursed advances on customer lines of credit at June 30, 2005 and December 31, 2004 were $69.6 million and $64.3 million. Outstanding standby letters of credit and commitments to lend at June 30, 2005 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at June 30, 2005 generally expire within one to five years.

At June 30, 2005, commitments to sell loans amounted to $14.6 million. At December 31, 2004, commitments to sell loans amounted to $11.5 million.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in market rates may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of June 30, 2005. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of June 30, 2005. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of June 30, 2005. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2006 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of June 30, 2005.

(Dollars in thousands)

	Maturing June 30
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Loans
Fixed rate	$56,011	$50,398	$52,256	$26,017	$19,216	$49,909	$253,807	$252,516
Average rate (%)	7.70%	6.93%	6.96%	6.97%	6.63%	6.67%	7.05%

Variable rate	$148,719	$67,666	$58,905	$41,800	$22,395	$85,213	$424,698	$424,698
Average rate (%)	6.81%	6.69%	6.40%	6.62%	6.55%	6.47%	6.63%

Investment Securities
Fixed rate	$113,469	$107,392	$2,221	$4,139	$901	$54,581	$282,703	$282,182
Average rate (%)	2.19%	3.56%	11.33%	6.88%	7.00%	4.93%	3.21%

Liabilities

Savings and interest bearing checking
Fixed rate	$505,826	—	—	—	—	—	$505,826	$505,826
Average rate (%)	0.67%	—	—	—	—	—	0.67%

Certificates of deposit
Fixed rate	$242,449	$88,789	$37,032	$31,296	—	—	$399,566	$414,295
Average rate (%)	2.44%	3.53%	3.32%	3.67%	—	—	2.86%

Variable rate	$3,248	$1,661	—	—	—	—	$4,909	$4,909
Average rate (%)	1.87%	2.03%	—	—	—	—	1.93%

Short-term borrowings
Variable rate	$19,669	—	—	—	—	—	$19,669	$19,669
Average rate (%)	2.39%	—	—	—	—	—	2.39%

Long-term debt
Fixed rate	—	—	—	—	—	$23,711	$23,711	$23,711
Average rate (%)	—	—	—	—	—	6.59%	6.59%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of June 30, 2005, which reflected a one year negative interest-sensitivity gap of $247.9 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.

One measure of the impact of BancShares interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate change on net interest income. BancShares, in addition to gap analysis, also utilizes a funds management model that at June 30, 2005 indicates that BancShares could realize a $1.0 million decrease in net interest income if an immediate 100 basis point decrease in rates were to occur. BancShares funds management model at June 30, 2005 indicates that BancShares could realize a $1.0 million increase in net interest income if an immediate 100 basis point increase in rates were to occur.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands)

	June 30, 2005
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 Year	Total
Interest Earning Assets:

Loans	$42,996	$55,157	$106,577	$473,775	$678,505
Investment securities	23,596	42,090	47,783	169,234	282,703
Temporary investments	18,575	—	—	—	18,575

Total earning assets	$85,167	$97,247	$154,360	$643,009	$979,783

Interest-Bearing Liabilities:
Savings and core time deposits	$377,181	$67,979	$41,851	$111,228	$598,239
Time deposits of $100,000 and more	28,410	21,121	28,431	47,550	125,512
Short-term borrowings	19,669	—	—	—	19,669
Long-term obligations	—	—	—	23,711	23,711

Total interest bearing liabilities	$425,260	$89,100	$70,282	$182,489	$767,131

Interest sensitivity gap	$(340,093)	$8,147	$84,078	$460,520	$212,652

Cumulative interest sensitivity gap	$(340,093)	$(331,946)	$(247,868)	$212,652	$212,652

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

No change occurred in BancShares’ internal control over financial reporting during the period covered by this report that was identified in connection with the above evaluation and that has materially affected, or is reasonably likely to materially affect, BancShares internal control over financial reporting. Changes have been implemented to strengthen the procedures and the verification of consistent reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2005 the annual meeting of BancShares’ shareholders was held and sixteen Directors of BancShares were elected for terms of one year or until their respective successors are duly elected and qualified. No other matters were voted on by shareholders at the annual meeting.

The following table lists the nominees for election as Directors and the Shareholders’ voting results with respect to each nominee:

Matter	For	Against	Withheld	Abstentions	Broker Non-Votes
ELECTION OF DIRECTORS:

Bynum R. Brown	83,698	0	50	0	0
William H. Bryan	83,698	0	50	0	0
Robert J. Carroll	83,698	0	50	0	0
Hope H. Connell	83,698	0	50	0	0
J. Edwin Drew	83,698	0	50	0	0
Moses B. Gilliam, Jr.	83,698	0	50	0	0
LeRoy C. Hand, Jr.*	83,698	0	50	0	0
Frank B. Holding	83,698	0	50	0	0
M. J. McSorley	83,698	0	50	0	0
W. Hunter Morgan	83,698	0	50	0	0
John C. Pegram, Jr.	83,698	0	50	0	0
W. A. Potts	83,698	0	50	0	0
Charles L. Revelle, Jr.	83,698	0	50	0	0
Charles O. Sykes	83,698	0	50	0	0
John N. Walker	83,698	0	50	0	0
R. S. Williams	83,698	0	50	0	0

*	Mr. LeRoy C. Hand, Jr. resigned from the Board of Directors effective June 1, 2005.

Item 6 – Exhibits

The following exhibits are filed or furnished with this Report:

4.1	Southern Capital Trust II Certificate of Trust

4.2	Southern Capital Trust II Amended and Restated Declaration of Trust dated April 28, 2005

4.3	Indenture between BancShares and JP Morgan Chase Bank, National Association, dated April 28, 2005

31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN BANCSHARES (N.C.), INC.

August 9, 2005	/s/ John C. Pegram, Jr.
Date	John C. Pegram, Jr.,
Chairman of the Board, President and Chief Executive Officer

August 9, 2005	/s/ David A. Bean
Date	David A. Bean,
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1	Southern Capital Trust II Certificate of Trust

4.2	Southern Capital Trust II Amended and Restated Declaration of Trust dated April 28, 2005

4.3	Indenture between BancShares and JP Morgan Chase Bank, National Association, dated April 28, 2005

31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350