Form 10-Q
period 2005-09-30
SOUTHERN BANCSHARES NC INC
filed 2005-11-08
CIK 703904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

108,920 shares

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except for per share data)

	(Unaudited) September 30, 2005	December 31, 2004*
ASSETS
Cash and due from banks	$49,958	$22,283
Overnight funds sold	19,526	35,872
Investment securities:
Available-for-sale, at fair value (amortized cost of $47,556 and $43,600, respectively)	82,130	74,903
Held-to-maturity, at amortized cost (fair value of $198,819 and $236,172, respectively)	199,605	236,609
Loans	690,734	639,311
Loans held for sale	8,082	4,880
Less allowance for loan losses	(11,012)	(10,259)

Net loans	687,804	633,932
Accrued interest receivable	6,523	4,929
Premises and equipment	34,640	34,513
Goodwill	7,712	7,712
Other intangible assets	2,634	3,687
Other assets	2,859	3,010

Total assets	$1,093,391	$1,057,450

LIABILITIES
Deposits:
Noninterest-bearing	$197,501	$183,762
Interest-bearing	732,860	726,760

Total deposits	930,361	910,522
Accrued interest payable	2,272	1,447
Short-term borrowings	21,097	16,017
Long-term obligations	23,711	23,711
Other liabilities	11,593	9,735

Total liabilities	989,034	961,432
SHAREHOLDERS’ EQUITY
Series B non-cumulative preferred stock, no par value; $3,506 liquidation value at both September 30, 2005 and December 31, 2004, 408,728 shares authorized; 350,593 shares issued and outstanding at both September 30, 2005 and December 31, 2004	1,753	1,753
Series C non-cumulative preferred stock, no par value; $397 liquidation value at both September 30, 2005 and December 31, 2004; 43,631 shares authorized; 39,657 shares issued and outstanding at both September 30, 2005 and December 31, 2004	525	525
Common stock, $5 par value; 158,485 shares authorized; 108,920 and 110,126 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	545	551
Surplus	10,000	10,000
Retained earnings	70,536	64,528
Accumulated other comprehensive income	20,998	18,661

Total shareholders’ equity	104,357	96,018

Total liabilities and shareholders’ equity	$1,093,391	$1,057,450

*	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands except for share and per share data)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$12,024	$9,575	$33,134	$28,339
Investment securities:
U. S. Government	1,280	819	3,608	2,482
State, county and municipal	217	275	826	792
Other	498	428	1,533	1,390

Total investment securities interest income	1,995	1,522	5,967	4,664
Overnight funds sold	169	128	445	335

Total interest income	14,188	11,225	39,546	33,338
Interest expense:
Deposits	3,689	2,558	9,681	7,491
Short-term borrowings	135	42	313	92
Long-term obligations	400	473	1,297	1,422

Total interest expense	4,224	3,073	11,291	9,005

Net interest income	9,964	8,152	28,255	24,333
Provision for loan losses	300	300	900	900

Net interest income after provision for loan losses	9,664	7,852	27,355	23,433
Noninterest income:
Service charges on deposit accounts	1,769	1,835	5,152	5,322
Other service charges and fees	716	600	2,088	1,824
Gain on sale of loans	236	138	605	497
Investment securities gain, net	93	—	1,009	3
Other	150	153	401	414

Total noninterest income	2,964	2,726	9,255	8,060

Noninterest expense:
Personnel	4,825	4,695	14,532	13,930
Data processing	889	906	2,761	2,673
Occupancy	904	902	2,689	2,644
Furniture and equipment	517	501	1,503	1,528
Intangibles amortization	289	361	946	1,127
Professional fees	179	203	515	676
Other	1,197	1,005	3,396	3,156

Total noninterest expense	8,800	8,573	26,342	25,734

Income before income taxes.	3,828	2,005	10,268	5,759
Income taxes	1,280	560	3,270	1,560

Net income	2,548	1,445	6,998	4,199

Other comprehensive income, net of tax:
Unrealized gains (losses) arising during period	5,867	110	4,812	(613)
Less: tax effect	(2,262)	(42)	(1,855)	237
Less: Reclassification adjustment for gains included in net income	(93)	—	(1,009)	(1)
Less: tax effect	36	—	389	—

Total other comprehensive income (loss)	3,548	68	2,337	(377)

Comprehensive income	$6,096	$1,513	$9,335	$3,822

Per share information:
Net income per common share	$22.56	$12.25	$61.65	$35.43
Cash dividends declared on common shares	0.40	0.40	1.20	1.20
Weighted average common shares outstanding	108,920	110,701	109,268	111,043

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands except for share and per share data)

(Unaudited)

	Preferred Stock				Common Stock		Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Total Shareholders’ Equity
	Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2003	358,316	$1,745	39,657	$552	111,530	$558	$10,000	$59,919	$15,744	$88,518

Net income	—	—	—	—	—	—	—	4,199	—	4,199
Purchase and retirement of stock	(6,255)	(30)	—	—	(914)	(5)	—	(425)	—	(460)
Cash dividends:
Common stock ($1.20 per share)	—	—	—	—	—	—	—	(133)	—	(133)
Preferred B ($.67 per share)	—	—	—	—	—	—	—	(238)	—	(238)
Preferred C ($.67 per share)	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(377)	(377)

BALANCE, SEPTEMBER 30, 2004	352,061	$1,715	39,657	$552	110,616	$553	$10,000	$63,295	$15,367	$91,482

BALANCE, DECEMBER 31, 2004	350,593	$1,753	39,657	$525	110,126	$551	$10,000	$64,528	$18,661	$96,018

Net income	—	—	—	—	—	—	—	6,998	—	6,998
Purchase, retirement and reclass of stock	—	—	—	—	(1,206)	(6)	—	(597)	—	(603)
Cash dividends:
Common stock ($1.20 per share)	—	—	—	—	—	—	—	(131)	—	(131)
Preferred B ($.67 per share)	—	—	—	—	—	—	—	(235)	—	(235)
Preferred C ($.67 per share)	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	2,337	2,337

BALANCE, SEPTEMBER 30, 2005	350,593	$1,753	39,657	$525	108,920	$545	$10,000	$70,536	$20,998	$104,357

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,

(In thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$6,998	$4,199
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	900	900
Gains on sales, donations and issuer calls of securities	(1,009)	(3)
Loss (gain) on sale and abandonment of premises and equipment	7	(5)
Gain on sale of foreclosed assets	(11)	—
Gain on sale of loans	(605)	(497)
Net amortization of premiums on investments	73	548
Amortization of intangibles and mortgage servicing rights	1,178	1,127
Depreciation	2,000	2,087
Proceeds from sales of loans held for sale	58,244	28,019
Origination of loans held for sale	(66,188)	—
Net (increase) decrease in intangible assets	(125)	77
Net increase in accrued interest receivable	(1,594)	(497)
Net increase (decrease) in accrued interest payable	825	(36)
Net increase in other assets	(886)	(1,075)
Net increase (decrease) in other liabilities	1,858	(120)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,665	34,724

INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities available-for-sale	7,878	43,839
Proceeds from maturities and issuer calls of investment securities held-to-maturity	86,894	28,970
Proceeds from sales of investment securities available-for-sale	1,119	—
Purchases of investment securities held-to-maturity	(46,310)	(92,590)
Purchases of investment securities available-for-sale	(16,531)	(10,583)
Net cash received for branches acquired	—	14,551
Net increase in loans	(45,175)	(33,906)
Purchases of premises and equipment	(2,134)	(1,539)

NET CASH USED BY INVESTING ACTIVITIES	(14,259)	(51,258)

FINANCING ACTIVITIES:
Net increase in demand and interest-bearing demand deposits	6,255	8,004
Net increase (decrease) in time deposits	13,584	(4,904)
Net proceeds of short-term borrowed funds	5,080	1,795
Cash dividends paid	(393)	(398)
Purchase and retirement of stock	(603)	(460)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,923	4,037

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,329	(12,497)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	58,155	84,572

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$69,484	$72,075

SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR FOR:
Interest	$10,466	$7,618
Income taxes	$2,893	$1,319

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Unrealized gains on available-for-sale securities, net of tax	$2,337	$(377)
Foreclosed loans transferred to other real estate	$1,064	$780

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN BANCSHARES (N. C.), INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

Southern BancShares (N. C.), Inc. (“BancShares”) is the holding company for Southern Bank and Trust Company (“Southern”), which operates 53 banking offices in eastern North Carolina, Southern Capital Trust II, a wholly-owned finance subsidiary, and Southern Bank Community Development, LLC, a wholly owned subsidiary for the construction or rehabilitation of low to moderate income residential or commercial properties primarily in rural Eastern North Carolina markets served by Southern. Southern, which began operations January 29, 1901, has a wholly-owned subsidiary, Goshen, Inc. whose insurance agency operations complement the operations of its parent. BancShares and Southern are headquartered in Mount Olive, North Carolina. BancShares has no foreign operations and BancShares’ customers are principally located in eastern North Carolina.

The consolidated financial statements in this report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the quarters presented have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates. The results presented are for the nine months ended September 30, 2005 and may not be indicative of results for the full year of 2005. The statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004, incorporated by reference in the 2004 Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

Intangible assets are composed primarily of goodwill, core deposit premiums and mortgage servicing rights. Core deposit premiums are generally amortized on an accelerated basis, over a period of 5 to 10 years as determined by independent third parties based on studies, and the useful lives are periodically reviewed for reasonableness. Mortgage servicing rights (“MSR”) represent the estimated value of the right to service mortgage loans for others. Capitalization of MSR occurs when the underlying loans are sold. Capitalized MSR are amortized into income over the projected servicing life of the underlying loans. Capitalized MSR are periodically reviewed for impairment. The net MSR balances were $753,000 and $861,000 at September 30, 2005 and December 31, 2004, respectively. No valuation allowance for impairment was required at September 30, 2005 or at December 31, 2004.

The following is a summary of the gross carrying amounts and accumulated amortization of amortized intangible assets as of September 30, 2005 and December 31, 2004:

(Dollars in thousands)

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Branch acquisitions	$14,691	$12,833	$14,691	$11,888
Mortgage servicing rights	2,735	1,982	2,610	1,749

Totals	$17,426	$14,815	$17,301	$13,637

Unamortized intangible assets:
Goodwill	$7,712	—	$7,712	—
Pension	$23	—	$23	—

Southern issues standby letters of credit whereby Southern guarantees performance if a specified triggering event or condition occurs. The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 is $5.9 million. At September 30, 2005, BancShares has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are deemed immaterial.

Accounting Matters

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

Reclassifications

Certain 2005 year-to-date and quarter-to-date balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2. Investment Securities

The amortized cost and estimated fair values of investment securities were as follows:

(Dollars in thousands)

	September 30, 2005				December 31, 2004
	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
SECURITIES HELD-TO-MATURITY:
U. S. Treasuries	$184,878	$54	$(1,542)	$183,390	$185,798	$—	$(1,235)	$184,563
U. S. Agencies	—	—	—	—	15,018	—	(46)	14,972
Obligations of states and political subdivisions	14,727	702	—	15,429	35,793	857	(13)	36,637

	$199,605	$756	$(1,542)	$198,819	$236,609	$857	$(1,294)	$236,172

SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasuries	$4,990	$—	$(56)	$4,934	$—	$—	$—	$—
U. S. Agencies	—	—	—	—	6,001	—	(7)	5,994
Marketable equity securities	33,912	34,471	(133)	68,250	26,766	30,991	(143)	57,614
Obligations of states and political subdivisions	5,055	196	(49)	5,202	6,401	238	—	6,639
Mortgage-backed securities	3,599	163	(18)	3,744	4,432	224	—	4,656

	$47,556	$34,830	$(256)	$82,130	$43,600	$31,453	$(150)	$74,903

TOTALS	$247,161	$35,586	$(1,798)	$280,949	$280,209	$32,310	$(1,444)	$311,075

Securities with a carrying value of $105,372 were pledged at September 30, 2005 to secure public deposits and for other purposes as required by law and contractual arrangement.

Temporarily Impaired Securities Losses At September 30, 2005:

	Securities Owned Less Than 12 Months		Securities Owned 12 Months Or Longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U. S. Treasuries	$1,014	$88,091	$584	$100,234	$1,598	$188,325
Mortgage-backed securities	—	—	18	1,250	18	1,250
Obligations of states and political subdivisions	—	—	49	5,523	49	5,523

Subtotal, debt securities	1,014	88,091	651	107,007	1,665	195,098
Marketable equity securities	80	5,973	53	2,134	133	8,107

Total temporarily impaired securities	$1,094	$94,064	$704	$109,141	$1,798	$203,205

The above securities losses were considered temporary losses at September 30, 2005 principally resulting from the continued relatively low interest rate market managed by the Federal Reserve during 2004 and 2005. The losses were principally in twelve U. S. Government investments with less than two years until maturity.

Temporarily Impaired Securities Losses At December 31, 2004:

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

The above securities losses were considered temporary losses at December 31, 2004 principally resulting from the low interest rate market managed by the Federal Reserve during the majority of 2003 and 2004. The losses were principally in fifteen U. S. Government investments with less than two years until maturity.

Note 3. Allowance for Loan Losses

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of year	$10,259	$10,095
Provision for loan losses	900	900
Loans charged off	(517)	(704)
Loan recoveries	370	135

Balance at end of the year	$11,012	$10,426

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

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,548	$1,445	$6,998	$4,199
Less: Preferred dividends	(91)	(90)	(262)	(265)

Net income applicable to common shares	$2,457	$1,355	$6,736	$3,934

Weighted average common shares outstanding during the period	108,920	110,701	109,268	111,043

Note 5. Related Parties

BancShares has entered into various service contracts with another bank holding company, First Citizens BancShares, Inc. (the “Corporation”) and its subsidiary First-Citizens Bank & Trust Company. The Corporation has two significant shareholders, who also are significant shareholders of BancShares.

The first significant shareholder is a director of BancShares and, at September 30, 2005, beneficially owned 32,751 shares, or 30.07%, of BancShares’ outstanding common stock and 4,966 shares, or 1.42%, of BancShares’ outstanding Series B preferred stock. At the same date, the second significant shareholder beneficially owned 27,422 shares, or 25.18%, of BancShares’ outstanding common stock.

These two significant shareholders are directors and executive officers of the Corporation and at September 30, 2005, beneficially owned 2,550,765 shares, or 29.13%, and 1,390,274 shares, or 15.88%, of the Corporation’s outstanding Class A common stock, and 668,777 shares, or 39.86%, and 209,022 shares, or 12.46%, of the Corporation’s outstanding Class B common stock. The above totals include 476,408 Class A common shares, or 5.44%, and 105,044 Class B Common shares, or 6.26%, that are considered to be beneficially owned by both of the shareholders and, therefore, are included in each of their totals.

BancShares is related through common ownership with Fidelity Bancshares NC Inc, (“Fidelity”) and Heritage BancShares, Inc. (“Heritage”), in that the aforementioned two significant shareholders of BancShares and certain of their related parties are also significant shareholders of Fidelity and Heritage. Fidelity has contracted with BancShares for BancShares to service, on Fidelity’s behalf, $1.5 million of Fidelity’s mortgage loans at September 30, 2005. BancShares provides underwriting and processing services for mortgage loans originated though Fidelity and Heritage.

The following table lists the various charges paid to the Corporation during the three and nine months ended September 30, 2005 and 2004 in accordance with the aforementioned service contracts:

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Data and item processing	$769	$779	$2,353	$2,352
Forms, supplies and equipment	248	229	704	838
Internet banking	46	38	132	114
Consulting fees		24	27	72
Trustee for employee benefit plans	19	17	56	51
Other services	24	19	71	89

Totals	$1,130	$1,109	$3,388	$3,523

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

BancShares acquired two Capital Bank, Raleigh, North Carolina branches located in Seaboard, North Carolina and Woodland, North Carolina on September 13, 2004. BancShares acquired deposits of $28.0 million, loans of $10.7 million and cash of $15.4 million. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions. There were no acquisitions during the nine months ended September 30, 2005.

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

The following sets forth pertinent information regarding the components of net periodic benefit pension plan costs:

Components of net periodic benefit cost:

(Dollars in thousands)

	Pension Benefits
Three months ended September 30:	2005	2004
Service cost	$218	$224
Interest cost	266	270
Expected return on assets	(294)	(248)

	190	246

Amortization cost:
Prior service cost	1	2
Net loss	77	78

Total amortizations	78	80

Net periodic benefit cost	$268	$326

	Pension Benefits
Nine months ended September 30:	2005	2004
Service cost	$714	$673
Interest cost	854	810
Expected return on assets	(842)	(735)

	726	748

Amortization cost:
Prior service cost	5	6
Net loss	257	234

Total amortizations	262	240

Net periodic benefit cost	$988	$988

The expected long-term rate of return on plan assets is 8.50% for 2005.

Employer Contributions

BancShares 2004 consolidated financial statements disclosed that it expected to contribute $1.0 million to its pension plan in 2005. As of September 30, 2005, $1.4 million has been contributed. BancShares does not expect to make any additional contributions in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED 2005 VS. NINE MONTHS ENDED 2004

INTRODUCTION

This discussion provides information concerning changes in the consolidated financial condition and results of operations of Southern BancShares (N.C.), Inc. (“BancShares”) and its subsidiary, Southern Bank and Trust Company (“Southern”). The comments are intended to supplement, and should be reviewed in conjunction with, the consolidated financial statements, related notes and selected financial data presented elsewhere herein. The comments should also be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2004, incorporated by reference in the 2004 Annual Report on Form 10-K.

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

Numerous factors influence customer demand for Southern’s deposit and loan products including the overall economy within Southern’s eastern North Carolina markets and the level of financial services competition within those markets. During the majority of 2005 and 2004, general economic uncertainty and relatively low interest rates managed by the Federal Reserve significantly impacted customer demand for both deposit and loan products. The low interest rate market caused some customers, anticipating increases in rates, to choose shorter term deposit products including short-term certificates of deposit, transaction, savings and money market accounts. The low interest rate market provided many customers with an opportunity to refinance existing loans at much lower rates, provided some customers the ability to reduce their overall loan requirements and provided some customers an opportunity to increase their loan balances at much lower interest rates.

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

The net income of BancShares increased approximately $2.8 million from $4.2 million in the first nine months of 2004 to $7.0 million in the first nine months of 2005, an increase of 66.66%. This increase resulted primarily from a $3.9 million before tax increase in net interest income and a increase of $1.1 million in net gains on sales of loans and available-for-sale investments. The opening of a new branch in May 2004 and the acquisition of two branches in September 2004 resulted in increased net interest income, increased noninterest income, increased personnel expense and increased operating expenses for the nine months ended September 30, 2005.

Per share net income available to common shares for the first nine months of 2005 was $61.65, an increase of $26.22, or 74.01%, from $35.43 for the first nine months of 2004. The annualized return on average equity increased to 9.83%, for the period ended September 30, 2005, from 6.19% for the period ended September 30, 2004.

BancShares’ total assets at September 30, 2005 have increased $35.9 million, or 3.40% from December 30, 2004. BancShares assets totaled $1.09 billion at September 30, 2005 compared to $1.06 billion at December 31, 2004. During this nine month period, cash and due from banks increased $27.7 million, or 124.20% from $22.3 million to $50.0 million. Overnight funds sold decreased $16.3 million, or 45.57% from $35.9 million to $19.5 million. Loans, excluding loans held for sale, increased $51.4 million, or 8.04%, from $639.3 million to $690.7 million. Investment securities decreased $29.8 million, or 9.56% from $311.5 million at December 31, 2004 to $281.7 million at September 30, 2005. Total deposits increased $19.8 million, or 2.18% from $910.5 million at December 31, 2004 to $930.4 million at September 30, 2005.

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

ACQUISITIONS, NEW OFFICES AND CONSOLIDATIONS

BancShares did not acquire any additional locations in the nine months ended September 30, 2005. On May 10, 2004 BancShares opened a de novo branch in Manteo, North Carolina to expand the Kill Devil Hills financial services market. On September 13, 2004, BancShares acquired an existing branch in Seaboard, North Carolina and an existing branch in Woodland, North Carolina from Capital Bank. These two branch acquisitions expanded BancShares northeastern North Carolina market service area into Northampton County. The two 2004 Capital Bank Northampton County branch acquisitions added $28.0 million of deposits, $10.7 million of loans and $15.4 million of cash. BancShares paid $1.9 million for the Seaboard and Woodland branch acquisitions.

Applications have been approved to open de novo Southern branches in Red Oak, North Carolina and Winterville, North Carolina. The Winterville branch and the Red Oak branch are expected to open in the second quarter of 2006.

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

During the remaining quarter of 2005 and into 2006, management anticipates increased commercial loan growth opportunities due to the continued relatively low interest rate environment and an expected continued slow improvement in the eastern North Carolina economy. Market interest rates are expected to continue to slowly increase during the remainder of 2005 and into 2006. Loan demand among retail customers has shifted to open-end credit products such as equity line loans. Growth in equity line loans is also expected during the remainder of 2005 and into 2006.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk.

Interest and fees on loans increased $4.8 million, or 16.92%, from $28.3 million for the nine months ended September 30, 2004 to $33.1 million for the nine months ended September 30, 2005. This increase resulted from both increased loan portfolio balances and increased loan yields. Average loans for the nine months ended September 30, 2005 were $662.2 million, an increase of $29.5 million, or 4.66%, from $632.7 million for the prior year period. This increase in average loans was principally the result of a slowly improving eastern North Carolina economy, the opening of a de novo branch in May 2004 and two branch acquisitions in September 2004. The yield on the loan portfolio increased to 6.69% for the nine months ended September 30, 2005 from 5.99% for the nine months ended September 30, 2004.

As a result of the continued generally slow recovery of the eastern North Carolina economy, 2005 loan production opportunities have continued to be relatively limited in several of Southern’s markets. As a result of the deposit growth in Southern’s existing markets, the 2004 Seaboard and Woodland acquisitions, improving loan demand and the relatively low interest rate market management by the Federal Reserve, management has made investments in primarily two-year maturity or less, held-to-maturity, U. S. Treasury securities.

Management continues to maintain a portfolio of securities with relatively short maturities and call dates, consistent with BancShares’ focus on liquidity. The weighted average investment maturity at September 30, 2005 was 16.8 months compared to 18.5 months at December 31, 2004. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized net gain or loss included as a component of shareholders’ equity, net of deferred taxes.

Interest income from investment securities, including U. S. Treasury and Government Agency obligations, obligations of state and county subdivisions and other securities increased $1.3 million or 27.94%, from $4.7 million in the nine months ended September 30, 2004 to $6.0 million in the nine months ended September 30, 2005. This increase was due to both an increase in average investment securities and an increase in yields for the nine months ended September 30, 2005. The average investment securities for the nine months ended September 30, 2005 was $269.2 million as compared to $240.7 million for the same 2004 period. The increase in volume principally resulted from the average level of deposits being greater than the average level of loans for the de novo branch in Manteo, North Carolina, opened in May 2004, and the September 2004 acquisitions of existing branches in Seaboard, North Carolina and Woodland, North Carolina from Capital Bank. The yield on investment securities was 2.96% for the nine-month period ended September 30, 2005 and 2.59% for the nine-month period ended September 30, 2004.

Interest income on overnight funds sold increased $110,000, or 32.84%, from $335,000 for the nine months ended September 30, 2004 to $445,000 for the nine months ended September 30, 2005. This increase in income resulted from a decrease in the average overnight funds sold to $20.7 million for the nine months ended September 30, 2005 from an average of $43.6 million for the nine months ended September 30, 2004 more than offset by an increase in the average overnight funds sold yields from 1.01% for the nine months ended September 30, 2004, to 2.84% for the nine months ended September 30, 2005.

Total interest income increased $6.2 million, or 18.62%, from $33.3 million for the nine months ended September 30, 2004 to $39.5 million for the nine months ended September 30, 2005. This increase was the result of both an increase of $35.1 million in average earning assets and a 69 basis point increase in average earning asset yields.

Average earning asset yields for the nine months ended September 30, 2005 increased to 5.55% from the 4.86% yield on average earning assets for the nine months ended September 30, 2004 primarily as a result of the overall increase in market rates managed by the Federal Reserve. Average earning assets increased from $917.0 million in the nine months ended September 30, 2004 to $952.1 million in the nine months ended September 30, 2005. This $35.1 million increase in the average earning assets resulted primarily from growth within the existing branches, the opening of the de novo branch and the acquisitions discussed above.

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

During the quarter ended March 31, 2004, the year ended December 31, 2004 and the quarter ended March 31, 2005, BancShares had long-term obligations including 8.25% junior subordinated debentures totaling $23.7 million issued to Southern Capital Trust I with a maturity date of 2028. Southern Capital Trust I was a wholly-owned finance subsidiary of BancShares. During the second quarter of 2005, in order to lower BancShares annual interest costs by approximately $308,000, Southern Capital Trust I redeemed the $23.7 million of 8.25% long-term obligations of Southern Capital Trust I. Southern Capital Trust II was then formed as a wholly-owned finance subsidiary of BancShares and issued $23.7 million of 6.95% long-term obligations. The $23.7 million of 6.95% long-term obligations qualify as Tier 1 Capital for BancShares, are redeemable in whole or in part after April 28, 2010 and mature in 2035. BancShares fully and unconditionally guarantees the repayment of the $23.7 million 6.95% trust preferred securities.

BancShares has historically avoided excessive reliance on time deposit accounts with balances in excess of $100,000. At September 30, 2005, the time deposits greater than $100,000 were 13.81% of total deposits, compared to 13.76% of September 30, 2004 total deposits.

Total interest expense increased $2.3 million, or 25.39%, from $9.0 million in the nine months ended September 30, 2004 to $11.3 million for the nine months ended September 30, 2005. BancShares’ total cost of funds increased from 1.60% for the nine months ended September 30, 2004 to 1.97% for the nine months ended September 30, 2005 as a result of the overall increase in market rates. Average interest-bearing deposits were $724.2 million in the nine months ended September 30, 2005, an increase of $11.9 million from the $712.3 million average in the nine months ending September 30, 2004. The increase in interest-bearing deposits was primarily the result of growth within the existing branches, the opening of the de novo branch and the acquisitions discussed above.

NET INTEREST INCOME

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. As a result of the relatively slowly improving eastern North Carolina economy, consumer concerns over the improving economy’s impact on the equity markets and the Federal Reserve continuing to manage relatively low interest rates, many consumers have moved cash into the shorter maturity deposit products of the Bank.

Net interest income before provision for loan losses was $28.3 million for the nine months ended September 30, 2005 and $24.3 million for the nine months ended September 30, 2004.

The interest rate spread for the nine months ended September 30, 2005 was 3.60%, an increase of 34 basis points from the 3.26% interest rate spread for the nine months ended September 30, 2004. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing upward at a slower rate than the upward repricing of interest-earning assets.

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

During the first nine months of 2005, management charged-off loans totaling $517,000 and received recoveries of $370,000, resulting in net charge-offs of $147,000. During the same period in 2004, $704,000 in loans were charged-off and recoveries of $135,000 were received, resulting in net charge-offs of $569,000. As a result of the slowly improving eastern North Carolina economy, Southern has experienced a $422,000, or 74.17%, decrease in net loan charge-offs for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In consideration of the overall potential impact of decreased year-to-date net loan charge-offs, a higher than normal increase in average loans and an increase in the Bank’s watch list loans, management recorded $900,000 as a provision for loan losses for the nine months ended September 30, 2005. For the nine months ended September 30, 2004 management also recorded a $900,000 provision for loan losses. The ratio of annualized net charge-offs to average loans decreased from 0.16% for the year ended December 31, 2004 to an annualized 0.03% for the nine months ended September 30, 2005. The September 30, 2005 allowance for loan losses increased $753,000 from December 31, 2004.

The following table presents comparative Asset Quality ratios of BancShares at or for the nine months ended September 30, or the twelve months ended December 31:

	September 30, 2005	December 31, 2004	September 30, 2004
Ratio of annualized net loans charged off to average loans	0.03%	0.16%	0.12%
Allowance for loan losses to loans excluding loans held-for sale	1.59%	1.60%	1.64%
Non-performing loans to loans excluding loans held-for-sale	0.51%	0.26%	0.39%
Non-performing loans and assets to total assets	0.40%	0.21%	0.35%
Allowance for loan losses to non-performing loans	313.64%	616.53%	422.11%

The allowance for loan losses represented 1.59% of loans, excluding loans held-for-sale, at September 30, 2005 compared to 1.60% of loans, excluding loans held-for-sale, at December 31, 2004. The ratio of the allowance for loan losses to loans, net of loans held-for-sale, was impacted by management’s decision to add to the provision for loan losses due to the continued weakness in the economy, a decrease in impaired loans, an increase in the mortgage loan portfolio and an increase in foreclosed other real estate. Loans, net of loans held-for-sale, increased $51.4 million, or 8.04% from $639.3 million at December 31, 2004 to $690.7 million at September 30, 2005.

The ratio of nonperforming loans to loans, net of loans held-for-sale, increased from 0.26% at December 31, 2004 to 0.51% at September 30, 2005. Nonperforming loans and assets to total assets increased to 0.40% at September 30, 2005 from 0.21% at December 31, 2004. The allowance for loan losses represented 313.64% of nonperforming loans at September 30, 2005, a decrease from the 616.53% at December 31, 2004.

Performance declines resulted primarily from increased nonperforming loans of $3.5 million at September 30, 2005 compared to $1.7 million at December 31, 2004. The nonperforming loans at September 30, 2005 included $245,000 of nonaccrual loans, $3.3 million of accruing loans 90 days or more past due and no restructured loans. BancShares had $860,000 of assets classified as other real estate at September 30, 2005. BancShares had $525,000 of assets classified as other real estate at December 31, 2004.

Management considers the September 30, 2005 allowance for loan losses to be adequate to cover the losses and risks inherent in the loan portfolio at September 30, 2005 and will continue to monitor its portfolio and to adjust the relative level of the allowance as needed. BancShares had impaired loans of $17,000 at September 30, 2005 compared to $832,000 at December 31, 2004. No additional allowances for loan losses were required for these impaired loans.

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

Southern sells mortgage loan production into the secondary mortgage markets and retains servicing on the majority of loans sold. The resulting interest rate market managed by the Federal Reserve and the timing of interest rate changes within the market directly impacts the level of gains or losses that are realized on mortgage loans sold. Gain on sale of mortgage loans increased $108,000 for the nine months ended September 30, 2005 from $497,000 in the nine months ended September 30, 2004 as a result of both increased mortgage loan production and increased sales of mortgage loans into the secondary market.

During the nine months ended September 30, 2005, BancShares realized a $1.2 million increase in noninterest income primarily as a result of a $1.1 million before tax increase in gains on sale of loans and investment securities in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Service charges on deposit accounts for the nine months ended September 30, 2005 decreased $170,000 and other service charges and fees for the nine months ended September 30, 2005 increased $264,000 over the nine months ended September 30, 2004 primarily as a result of growth within the existing branches, the opening of the de novo branch and the acquisitions discussed above.

NONINTEREST EXPENSE

The primary noninterest expenses are personnel salaries and benefits, occupancy and equipment costs related to branch offices and data processing costs. Noninterest expenses also include the expensing of intangibles amortization resulting from the acquisition of existing branch locations from other financial institutions.

Noninterest expense increased $608,000 or 2.36%, from $25.7 million in the nine months ended September 30, 2004 to $26.3 million in the nine months ended September 30, 2005.

This increase was primarily due to an increase in personnel expense of $602,000, or 4.32%, from $13.9 million at September 30, 2004 to $14.5 million at September 30, 2005 and increased occupancy, data processing and other expenses resulting principally from the existing branches, the de novo branch addition and the branch acquisitions discussed above.

INCOME TAXES

In the nine months ended September 30, 2005, BancShares recorded income tax expense of $3.3 million. In the nine months ended September 30, 2004, BancShares recorded income tax expense of $1.6 million. The resulting effective tax rate for the nine months ended September 30, 2005 was 31.85%. The effective tax rate for the nine months ended September 30, 2004 was 27.09%. The estimated effective tax rate was higher in 2005 due to a decrease in tax-exempt income in 2005 as a percentage of total income before taxes for 2005. The effective tax rates in 2005 of 31.85% and in 2004 of 27.09% differ from the federal statutory rate of 34.00% primarily due to tax exempt income.

SOUTHERN BANCSHARES (N.C.), INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – THIRD QUARTER OF 2005 VS. THIRD QUARTER OF 2004

INTRODUCTION

In the three months ended September 30, 2005, the net income of BancShares increased $1.1 million from $1.4 million in the three months ended September 30, 2004 to $2.5 million in the three months ended September 30, 2005, an increase of 76.33%. The increase in net income for the quarter ended September 30, 2005 is attributed principally to a $1.8 million increase in before tax net interest income and a before tax $191,000 increase in gains on sales of loans and available-for-sale investment securities.

Per share net income available to common shares for the three months ended September 30, 2005 was $22.56, an increase of $10.31, or 84.16%, from $12.25 for the three months ended September 30, 2004.

ACQUISITIONS

BancShares had no acquisitions in the quarter ended September 30, 2005. BancShares acquired a Seaboard, North Carolina branch and a Woodland, North Carolina branch from Capital Bank of Raleigh, North Carolina on September 13, 2004. Deposit growth of $28.0 million, loan growth of $10.7 million, additional cash of $15.4 million and intangible assets of $1.9 million resulted from this acquisition.

INTEREST INCOME

Interest and fees on loans increased $2.4 million or 25.58% to $12.0 million for the quarter ended September 30, 2005 from $9.6 million for the quarter ended September 30, 2004. This increase was due to both increased loan balances and higher loan portfolio yields. Average loans for the quarter ended September 30, 2005 were $688.2 million, an increase of 7.75% from $638.7 million for the prior year quarter. The yield on the loan portfolio was 6.93% for the three months ended September 30, 2005 and 5.95% for the three months ended September 30, 2004 primarily as a result of increases in market rates.

Interest income from investment securities, including U. S. Treasury and Government Agency obligations, obligations of state and county subdivisions and other securities increased $473,000, or 31.08%, from $1.5 million in the three months ended September 30, 2004 to $2.0 million in the three months ended September 30, 2005. This increase was primarily due to both an increase in the average investment portfolio and increased yields. Average investment securities for the quarter ended September 30, 2005 increased to $285.1 million as compared to $246.9 million for the same 2004 quarter. The yield on investment securities was 3.12% for the quarter ended September 30, 2005 and 2.44% for the quarter ended September 30, 2004.

Interest income on overnight funds sold increased $41,000, or 32.03%, from $128,000 for the quarter ended September 30, 2004 to $169,000 for the quarter ended September 30, 2005. This increase in income resulted from a decrease in volume more than offset by an increase in yield. The average overnight funds sold was $20.5 million for the quarter ended September 30, 2005 compared to an average of $37.3 million for the quarter ended September 30, 2004. Average overnight funds sold yields were 3.21% for the quarter ended September 30, 2005 an increase from 1.34% for the quarter ended September 30, 2004 primarily as a result of increased market rates.

Total interest income increased $3.0 million, or 26.40%, from $11.2 million for the quarter ended September 30, 2004 to $14.2 million for the quarter ended September 30, 2005. This increase was primarily the result of an increase in the yields on average earning assets resulting primarily from the overall higher market interest rates during the quarter ended September 30, 2005.

Average earning asset yields for the quarter ended September 30, 2005 increased to 5.85% from the 4.83% yield on average earning assets for the quarter ended September 30, 2004. Average earning assets increased from $923.0 million in the quarter ended September 30, 2004 to $962.3 million in the quarter ended September 30, 2005.

INTEREST EXPENSE

Total interest expense increased $1.2 million from $3.1 million for the three months ended September 30, 2004 to $4.2 million for the three months ended September 30, 2005. Interest expense increased as a result of both increased balances and increased costs of deposits and short-term borrowings.

Interest-bearing liability rates for the quarter ended September 30, 2005 increased to 2.03% from the 1.62% cost for the quarter ended September 30, 2004. Average interest-bearing liabilities increased from $754.6 million in the quarter ended September 30, 2004 to $770.1 million in the quarter ended September 30, 2005.

NET INTEREST INCOME

Net interest income before provision for loan losses was $8.2 million for the three months ended September 30, 2004 and $10.0 million for the three months ended September 30, 2005.

The interest rate spread for the quarter ended September 30, 2005 was 3.68%, an increase of 47 basis points from the 3.21% interest rate spread for the quarter ended September 30, 2004. The increase in the interest rate spread was primarily due to the average rate on interest-bearing liabilities repricing upward at a slower rate than the average yield on interest-earning assets.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

For the three months ended September 30, 2005, management recorded $300,000 as a provision for loan losses. Management also made a $300,000 provision for loan losses for the quarter ended September 30, 2004. BancShares recorded the 2005 provision for loan losses after consideration of the overall potential impact of higher than normal loan growth, the overall continued relative weakness of the eastern North Carolina economy and decreased net charge-offs for the quarter ended September 30, 2005.

During the three months ended September 30, 2005, $133,000 in loans were charged-off and recoveries of $53,000 were received, resulting in net charge-offs of $80,000 for the three months ended September 30, 2005. During the three months ended September 30, 2004 management charged-off loans totaling $200,000 and received recoveries of $34,000, resulting in $166,000 of net charge-offs for the three months ended September 30, 2004.

NONINTEREST INCOME

During the three months ended September 30, 2005, BancShares’ noninterest income increased $238,000 principally as a result of increased gains on sales of loans and available-for-sale-securities. Service charges on deposit accounts for the three months ended September 30, 2005 decreased $66,000 and other service charges and fees for the three months ended September 30, 2005 increased $116,000 over the three months ended September 30, 2004 primarily as a result of growth within the existing branches, the opening of the de novo branch and the acquisitions discussed above.

NONINTEREST EXPENSE

Noninterest expense including personnel, occupancy, furniture and equipment, data processing, FDIC insurance, state assessments, printing, supplies and other expenses, increased $227,000 or 2.65%, from $8.6 million in the three months ended September 30, 2004 to $8.8 million in the three months ended September 30, 2005.

This increase was primarily due to increased personnel and other expenses resulting principally from the growth within the existing branches, the addition of de novo branch and the branch acquisitions discussed above.

INCOME TAXES

In the three months ended September 30, 2005, BancShares had income tax expense of $1.3 million, an increase of $720,000 from $560,000 in the prior year quarter. This increase is due to increased earnings and an increase in the estimated effective tax rate for the quarter ended September 30, 2005 to 33.44% compared to 27.93% for the quarter ended September 30, 2004. The effective tax rates for the quarters ended September 30, 2005 of 33.44% and September 30, 2004 of 27.93% differ from the federal statutory rate of 34.00% primarily due to the relative proportion of tax exempt income.

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

Regulatory guidelines define minimum requirements for BancShares and Southern’s leverage capital ratios. Leverage capital equals total equity less goodwill and certain other intangibles and is measured relative to total adjusted assets as defined by regulatory guidelines. According to these guidelines, Southern’s leverage capital ratio at September 30, 2005 was 7.93%. At December 31, 2004, Southern’s leverage capital ratio was 7.39%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC. According to these guidelines, BancShares’s leverage capital ratio at September 30, 2005 was 9.34%. At December 31, 2004, BancShares’s leverage capital ratio was 8.72%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the Federal Reserve.

BancShares and Southern are also required to meet minimum requirements for Risk Based Capital (“RBC”). BancShare’s and Southern’s assets, including loan commitments and other off-balance sheet items, are weighted according to regulatory guidelines for the risk considered inherent in each asset. At September 30, 2005, Southern’s Total RBC ratio was 13.64%. At December 31, 2004 Southern’s RBC ratio was 13.45%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the FDIC. At September 30, 2005, BancShare’s Total RBC ratio was 16.56%. At December 31, 2004 BancShare’s RBC ratio was 16.39%. Both of these ratios exceed the minimum threshold designated as “well capitalized” by the Federal Reserve.

The regulatory capital ratios above reflect increases in assets and liabilities from acquisitions for BancShares and Southrern. Each acquisition has resulted in BancShares and Southern recording intangible assets in their consolidated financial statements, which are deducted from total equity in the above ratio calculations.

Accumulated other comprehensive income was $21.0 million at September 30, 2005 compared to $18.7 million at December 31, 2004. Although a part of total shareholders’ equity, accumulated other comprehensive income is not included in the calculation of either the RBC or leverage capital ratios pursuant to regulatory definitions of these capital requirements. The following table presents capital adequacy calculations and ratios of BancShares and Southern:

BancShares:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of September 30, 2005: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$120,920	16.56%	$58,429	8.00%	$73,036	10.00%
Tier 1 Capital (to risk-weighted assets)	$96,511	13.21%	$29,214	4.00%	$43,821	6.00%
Tier 1 capital (to average assets)	$96,511	9.34%	$41,348	4.00%	$51,685	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of December 31, 2004: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$111,466	16.39%	$54,420	8.00%	$68,025	10.00%
Tier 1 Capital (to risk-weighted assets)	$89,561	13.17%	$27,210	4.00%	$40,815	6.00%
Tier 1 capital (to average assets)	$89,561	8.72%	$41,094	4.00%	$51,368	5.00%

Southern:

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of September 30, 2005: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$96,481	13.64%	$56,606	8.00%	$70,758	10.00%
Tier 1 Capital (to risk-weighted assets)	$80,849	11.43%	$28,303	4.00%	$42,455	6.00%
Tier 1 capital (to average assets)	$80,849	7.93%	$40,787	4.00%	$50,984	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
As of December 31, 2004: (Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$88,796	13.45%	$52,834	8.00%	$66,043	10.00%
Tier 1 Capital (to risk-weighted assets)	$74,762	11.32%	$26,417	4.00%	$39,626	6.00%
Tier 1 capital (to average assets)	$74,762	7.39%	$40,461	4.00%	$50,576	5.00%

ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the general authority given each year by BancShares’ Board of Directors, not pursuant to a formal repurchase plan or program, BancShares is authorized to repurchase shares of its capital stock from time to time in unsolicited private transactions and/or on the open market. Purchases are subject to various conditions, including price and volume limitations and compliance with applicable law. No purchases of capital stock were made during the three months ending September 30, 2005.

Under similar authority during the nine months ended September 30, 2005, BancShares repurchased an aggregate of 1,206 shares of Common Stock in unsolicited private transactions. Under similar authority during the nine months ended September 30, 2004, BancShares repurchased an aggregate of 6,255 shares of Series B Preferred Stock and 914 shares of Common Stock in unsolicited private transactions.

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

In assessing liquidity, many relevant factors are considered, including stability of deposits, quality of assets, economy of the markets served, business concentrations, competition and BancShares’ overall financial condition. BancShares’ liquid assets include cash and due from banks, overnight funds sold and investment securities available-for-sale. The liquidity ratio, which is defined as cash plus short term available-for-sale securities divided by deposits plus short term liabilities, was 24.28% at September 30, 2005 and 26.57% at December 31, 2004.

The Statement of Cash Flows discloses the principal sources and uses of cash from operating, investing and financing activities for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004. Southern has no brokered deposits. Jumbo time deposits are considered to include all time deposits of $100,000 or more. Almost all jumbo time deposit customers have other relationships with Southern, including savings, demand and other time deposits, and in some cases, loans. At September 30, 2005 jumbo time deposits represented 13.81% of total deposits. At December 31, 2004 jumbo time deposits represented 13.07% of total deposits.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2005

(Dollars	in thousands)

	Payments due by period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$772,327	$127,652	$30,382	$—	$930,361
Short-term borrowings	21,097	—	—	—	21,097
Long-term obligations	—	—	—	23,711	23,711
Lease obligations	64	157	23	—	244

Total contractual obligations	$793,488	$127,809	$30,405	$23,711	$975,413

RECENT DEVELOPMENTS AND OTHER MATTERS

BancShares has begun the process of voluntary de-registration of Southern BancShares from the SEC. De-registration will be accomplished by a cash-out merger and will require the reduction of the number of record holders of both the common stock and the Series B Preferred stock. A special meeting of BancShares’ shareholders will be held prior to year-end 2005 to vote on the cash-out merger which will result in the payment of $780.00 per share to common shareholders of less than 35 common shares and $14.85 per share to Series B Preferred shareholders of less than 400 Series B Preferred shares. A definitive proxy statement, to be sent to BancShares’ shareholders, is under review by the SEC.

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

Standby letters of credit are commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Outstanding standby letters of credit at both September 30, 2005 and December 31, 2004 were $5.9 million. Outstanding commitments to lend at September 30, 2005 were $210.8 million compared to $182.1 million at December 31, 2004. Undisbursed advances on customer lines of credit were $72.3 million at September 30, 2005 compared to $64.3 million at December 31, 2004. Outstanding standby letters of credit and commitments to lend at September 30, 2005 generally expire within one year, whereas commitments associated with undisbursed advances on customer lines of credit at September 30, 2005 generally expire within one to five years.

At September 30, 2005, commitments to sell loans amounted to $14.3 million. At December 31, 2004, commitments to sell loans amounted to $11.5 million.

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

REGULATORY MATTERS

The Sarbanes-Oxley Act of 2002 (“the S-O Act”) is significant federal legislation that was signed into law on July 30, 2002 that addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the S-O Act became effective immediately, while others are still in the process of being implemented. In general, the S-O Act mandated important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results.

The S-O Act established new responsibilities for corporate Chief Executive Officers and Chief Financial Officers, Boards of Directors and Audit Committees of the Boards of Directors in the financial reporting process. The S-O Act also created a new regulatory body to oversee outside auditors of public companies. The economic and operational effects of the S-O Act on public companies, including BancShares, have been, and will continue to be, significant in terms of the increased time, resources and operating costs associated with complying with the new law. Because the S-O Act, for the most part, applies equally to large and small public companies, it will continue to present BancShares with particular challenges. Increased audit fees and compliance costs associated with compliance with the S-O Act could have a negative effect on operating results of BancShares.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. BancShares’ market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of BancShares’ loan and deposit portfolios is such that a significant increase in market rates may adversely impact net interest income. Historical prepayment experience is considered as well as management’s expectations based on the interest rate environment as of September 30, 2005. Management seeks to manage this risk through the use of shorter term maturities. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the investment portfolio.

The table below presents in tabular form the contractual balances and the estimated fair value of financial instruments at their expected maturity dates as of September 30, 2005. The expected maturity categories take into consideration historical prepayment experience as well as management’s expectations based on the interest rate environment as of September 30, 2005. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows as maturing in 2005 since they are subject to immediate repricing. Weighted average variable rates in future periods are based on the implied forward rates in the yield curve as of September 30, 2005.

(Dollars in thousands)	Maturing September 30
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets

Loans
Fixed rate	$61,809	$57,991	$51,868	$26,948	$21,093	$47,951	$267,660	$251,048
Average rate (%)	6.96%	6.75%	6.79%	6.61%	6.67%	6.54%	6.75%

Variable rate	$233,457	$61,570	$49,281	$37,978	$24,666	$24,204	$431,156	$431,156
Average rate (%)	7.12%	6.94%	6.81%	6.92%	6.96%	7.03%	7.03%

Investment Securities
Fixed rate	$112,264	$84,549	$670	$2,389	$1,828	$45,461	$247,161	$280,949
Average rate (%)	2.24%	3.42%	7.89%	7.31%	5.84%	5.36%	3.31%

Liabilities

Savings and interest bearing checking
Fixed rate	$322,052	—	—	—	—	—	$322,052	$322,052
Average rate (%)	0.82%	—	—	—	—	—	0.82%

Certificates of deposit
Fixed rate	$249,261	$98,735	$27,522	$30,382	—	—	$405,900	$382,754
Average rate (%)	2.79%	3.58%	3.40%	3.72%	—	—	3.10%

Variable rate	$3,513	$1,395	—	—	—	—	$4,908	$4,908
Average rate (%)	1.79%	2.03%	—	—	—	—	1.86%

Short-term borrowings
Variable rate	$21,097	—	—	—	—	—	$21,097	$21,097
Average rate (%)	2.73%	—	—	—	—	—	2.73%

Long-term debt
Fixed rate	—	—	—	—	—	$23,711	$23,711	$23,711
Average rate (%)	—	—	—	—	—	6.95%	6.95%

A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. The table below provides BancShares’ interest-sensitivity position as of September 30, 2005, which reflected a one year negative interest-sensitivity gap of $168.9 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income. This type of gap measurement considers non-maturity interest-bearing deposits as repricing immediately when interest rates change.

One measure of the impact of BancShares’ interest-sensitivity negative gap is to model the impact of an immediate 100 basis point rate increase or decrease on net interest income while considering non-maturity interest-bearing deposits as repricing immediately. The results of this, non-maturity immediately repricing, type of gap analysis at September 30, 2005 is shown in the table below.

BancShares also utilizes a funds management model that considers that non-maturity interest-bearing deposits also reprice over time, not immediately. This funds management model indicates that at September 30, 2005, BancShares could realize an $1.1 million decrease in net interest income if an immediate 100 basis point rate decrease were to occur. This funds management model indicates that, at September 30, 2005, BancShares could realize a $955,000 increase in net interest income if an immediate 100 basis point rate increase were to occur.

INTEREST-SENSITIVITY ANALYSIS

(Dollars in thousands)	September 30, 2005
	1-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Non-Rate Sensitive & Over 1 Year	Total
Interest Earning Assets:

Loans	$157,857	$57,905	$79,504	$403,550	$698,816
Investment securities	42,164	21,458	48,642	169,471	281,735
Temporary investments	19,526	—	—	—	19,526

Total earning assets	$219,547	$79,363	$128,146	$573,021	$1,000,077

Interest-Bearing Liabilities:
Savings and core time deposits	$395,167	$45,003	$52,213	$111,977	$604,360
Time deposits of $100,000 and more	32,680	22,549	27,214	46,057	128,500
Short-term borrowings	21,097	—	—	—	21,097
Long-term obligations	—	—	—	23,711	23,711

Total interest bearing liabilities	$448,944	$67,552	$79,427	$181,745	$777,668

Interest sensitivity gap	$(229,397)	$11,811	$48,719	$391,276	$222,409

Cumulative interest sensitivity gap	$(229,397)	$(217,586)	$(168,867)	$222,409	$222,409

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

SOUTHERN BANCSHARES (N.C.), INC.

November 7, 2005 Date	/s/ John C. Pegram, Jr.
John C. Pegram, Jr.,
Chairman of the Board, President and Chief Executive Officer

November 7, 2005 Date	/s/ David A. Bean
David A. Bean,
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Certification of BancShares’ Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of BancShares’ Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of BancShares’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350